Form 10-K
period 2010-12-31
SMTP, Inc.
filed 2011-03-31
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-170912

SMTP, Inc.

 (Exact name of Registrant as specified in its charter)

Delaware	05-0502529
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

95 Fulkerson Street Cambridge, Massachusetts	02141
(Address of principal executive offices)	(Zip Code)

617-500-8635

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☐     No    ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   ☐       No   ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☐       No   ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☑       No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐       Accelerated filer   ☐       Non-accelerated filer   ☐        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐       No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0 as of June 30, 2010.

As of March 31, 2011, there were 13,840,000 outstanding shares of the registrant’s common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “will,” “could” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements.

Examples of forward-looking statements include:

•

the timing of the development of future products;

•

projections of costs, revenue, earnings, capital structure and other financial items;

•

statements of our plans and objectives;

•

statements regarding the capabilities of our business operations;

•

statements of expected future economic performance;

•

statements regarding competition in our market; and

•

assumptions underlying statements regarding us or our business.

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

ITEM 1.

BUSINESS

Corporate History

We were incorporated in Massachusetts on October 14, 1998 as EMUmail, Inc. and changed our name on April 1, 2010 to SMTP.com, Inc. On November 23, 2010, we incorporated a new entity under the name SMTP, Inc. in the State of Delaware and entered into a Merger Agreement with SMTP.com, Inc. The sole purpose of the merger was to change the jurisdiction of our company from Massachusetts to Delaware and to increase the number of authorized shares outstanding. Unless the context otherwise requires, all references to “our company,” “we,” “our” or “us” and other similar terms means SMTP, Inc., a Delaware corporation.

Business Summary

We provide Internet-based services to facilitate email deliverability, including bulk and transactional sending, reputation management, compliance auditing, abuse processing and diagnostics. Our services provide customers with the ability to increase the deliverability of email with less time, cost and complexity than handling it themselves. We believe our growth since inception has been driven by the compelling value proposition for our services. As of December 31, 2010, we had approximately 10,000 customers.

Principal services

We provide services to enable small, medium and large businesses to outsource the sending of outbound emails. Legitimate senders of email use our services to help maintain their online email reputation so that their email is not blocked and is delivered to the intended recipients.

The services are differentiated by level of computer, software and customer support resources we provide, which is largely based on the volume of emails sent by our customers:

1.

Business solution services are for small business users that send low volumes on an infrequent basis. These customers typically send between 500 and 200,000 emails each month and pay between $2 and $200 per month in fees. As of December 31, 2010, we had approximately 10,000 small business user customers with the average customer paying us approximately $10 per month.

2.

Corporate solutions are for larger businesses requiring dedicated computer and software systems with advanced features, proactive reputation management and phone support. Our high volume corporate customers receive more powerful computer and software systems, high speed Internet connectivity, advanced email management features, 24/7 event monitoring and the highest levels of customer support. Corporate customers typically send from 200,000 to many millions of emails each month and pay between $200 and $10,000 per month. As of December 31, 2010, we had approximately 350 corporate customers with the average customer paying us approximately $450 per month.

Sales and Marketing

We sell directly to prospective customers through online advertisements and through marketing agreements with vendors of email marketing software who promote our services to their clients.  Approximately 65% of our customers reach us directly while approximately 35% reach us through third parties. We pay these third parties between 5% and 30% of the revenue generated from their referrals. Aside from fees paid to third parties, our marketing and advertising expenses are not directly related to our level of sales.  There is no direct correlation between revenues and marketing expenses.

Growth Strategy

Our growth strategy is to expand our business through (i) acquisitions of, or investments in, other companies with competing or complementary services, technologies or businesses; and (ii) entering into relationships with other businesses in order to expand our service offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies. We expect to fund our business expansion through the issuance of debt or equity securities, the payment of cash, the exchange of services, or any combination thereof.

Competition

The market for our services is competitive and rapidly changing, and the barriers to entry are relatively low. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales, limit customer attrition and maintain our prices.

Barriers to entry in email delivery services are very low.  Privately-backed and public companies could choose to enter our space and compete directly with us, or indirectly by offering substitute solutions.  The result could be decreased demand or pricing for our services, longer sales cycles, or a requirement to make significant incremental investments in research and development to match these entrants’ new technologies.  If any of these happens, it could cause us to suffer a decline in revenues and profitability.

Our principal competitors include providers of email management services for small to medium size businesses such as AuthSmtp.com, SMTP2Go.com, JangoMail.com, SocketLabs.com, StrongMail.com, ExactTarget.com, CheetahMail.com, ConstantContact.com, iContact.com, MailChimp.com and Bronto.com, larger companies such as Amazon.com, as well as the in-house information technology capabilities of prospective customers.

Competition could result in reduced sales, reduced margins or the failure of our email marketing product to achieve or maintain more widespread market acceptance, any of which could harm our business. While we do not compete currently with vendors serving larger customers, we may face future competition from these providers if they determine that our target market presents an opportunity for them. Finally, in the future, we may experience competition from Internet Service Providers, or ISPs, advertising and direct marketing agencies and other large established businesses, such as Microsoft Corporation, Google Inc. or Yahoo! Inc., possessing large, existing customer bases, substantial financial resources and established distribution channels. If these companies decide to develop, market or resell competitive email marketing products, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. In addition, one or more of these ISPs or other businesses could decide to offer a competitive email marketing product at no cost or low cost in order to generate revenue as part of a larger product offering.

 Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. Our current and potential competitors may have more extensive customer bases and broader customer relationships than we have. In addition, these companies may have longer operating histories and greater name recognition than we have and may be able to bundle an email marketing product with other products that have gained widespread market acceptance. These competitors may be better able to respond quickly to new technologies and to undertake more extensive marketing campaigns. If we are unable to compete with such companies, the demand for our products could substantially decline.

We cannot assure you that we will be able to respond quickly, cost-effectively or sufficiently to market conditions.  Our business, financial condition and operating results may be adversely affected if we are unable to anticipate or respond quickly and economically to any developments.

Our ability to compete will also depend on the strength of our brand, our ability to attract and retain key talent and other personnel, the efficiency of development and marketing. All these activities require significant financial resources.  We may not be able to sustain competition.  Our inability to compete effectively would have an adverse impact on our business.

Intellectual Property

Our core technology is built upon Postfix software that is open source and can be used by anyone without cost. We customized various aspects of the software to optimize the speed at which email is delivered.  Customizations to open source software code generally require developers to make their work available at no cost. Since we have created our software by developing extensions which plug into open source software without modifying the open source code, we do not believe there is a risk we could be required to offer our products or make our source code available.  Generally, we spend less than 10% of our sales on research and development activities.

We do not own any patents, trademarks, licenses, franchises or concessions aside from the SMTP.com domain name and trademark.

Technology

We currently rent Internet servers from Bocacom, Hostgator, thePlanet, Iweb, Rackspace and Softlayer. Each of these companies have servers in multiple cities in the United States and in Canada. Our disaster recovery strategy is to use back up virtual servers.

Regulation of our business

We must comply with U.S. federal legislation entitled Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, which imposes certain obligations on the senders of commercial emails and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content.

The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as adult or other harmful products. Some portions of these state laws may not be preempted by the CAN-SPAM Act.

The ability of our customers’ constituents to opt out of receiving commercial emails may minimize the effectiveness of our email marketing product. Moreover, non-compliance with the CAN-SPAM Act carries significant financial penalties. If we were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial email, whether as a result of violations by our customers or if we were deemed to be directly subject to and in violation of these requirements, we could be required to pay penalties, which would adversely affect our financial performance and significantly harm our business. We also may be required to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or increase our operating costs.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign governments becomes more likely. Our business could be negatively impacted by the application of existing laws and regulations or the enactment of new laws applicable to email communications. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, and we may be unable to pass along those costs to our customers in the form of increased subscription fees. In addition, federal, state and foreign governmental or regulatory agencies may decide to impose taxes on services provided over the Internet or via email. Such taxes could discourage the use of the Internet and email as a means of commercial marketing and communications, which would adversely affect the viability of our services.

Employees

We have four full-time employees consisting of:

•

Chief Executive Officer

•

President and Chief Operating Officer

•

Vice President of Engineering

•

Assistant to the Chief Executive Officer

We also have two contractors in the United States and eighteen contractors in Ukraine.

Our Ukraine team consists of:

•

Nine technical support

•

Four systems engineers

•

Four research and development engineers

•

One accounts receivables

We believe  that our future  success will depend in part on our  continued  ability  to  attract,  hire  or  acquire  and  retain qualified independent contractors. There can be no assurance that we will be able to attract and retain such individuals or companies. If we are unsuccessful in managing the timely delivery of these services our business could be adversely affected.

ITEM 1A.

RISK FACTORS

Risks Related To Our Business

The majority of our services are sold pursuant to short-term subscription agreements, and if our customers elect not to renew these agreements, our revenues may decrease.

Typically, our services are sold pursuant to short-term subscription agreements, which are generally one month to one year in length, with no obligation to renew these agreements. Our renewal rates may decline due to a variety of factors, including the services and prices offered by our competitors, new technologies offered by others, consolidation in our customer base or if some of our customers cease their operations. If our renewal rates are low or decline for any reason, or if customers renew on less favorable terms, our revenues may decrease, which could adversely affect our stock price.

If we fail to enhance our existing services or develop new services, our services may become obsolete or less competitive and we could lose customers.

If we are unable to enhance our existing services or develop new services that keep pace with rapid technological developments and meet our customers’ needs, our business will be harmed. Creating and designing such enhancements and new products entail significant technical and business risks and require substantial expenditures and lead-time, and there is no guarantee that such enhancements and new products will be completed in a timely fashion. Nor is there any guarantee that any new service offerings will gain acceptance among our email marketing customers or by the broader market. For example, our existing email marketing customers may not view any new service as complementary to our email service offerings and therefore decide not to purchase such service. If we cannot enhance our existing services or develop new products or if we are not successful in selling such enhancements and new products to our customers, we could lose customers or have difficulty attracting new customers, which would adversely impact our financial performance.

If we are unable to attract new customers and retain existing customers on a cost-effective basis, our business and results of operations will be affected adversely.

To succeed, we must continue to attract and retain a large number of customers on a cost-effective basis, many of whom have not previously used an email service like ours. We rely on a variety of methods to attract new customers, such as paying providers of online services, search engines, directories and other websites to provide content, advertising banners and other links that direct customers to our website, direct sales and partner sales. If we are unable to use any of our current marketing initiatives or the cost of such initiatives were to significantly increase or such initiatives or our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers or retain existing customers on a cost-effective basis and, as a result, our revenue and results of operations would be affected adversely.

If we fail to develop our brands cost-effectively, our business may be adversely affected.

Successful promotion of our brands will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brands. If we fail to successfully promote and maintain our brands, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business and results of operations could suffer.

Our relationships with our channel partners may be terminated or may not continue to be beneficial in generating new email marketing customers, which could adversely affect our ability to increase our customer base.

 We maintain a network of active channel partners, as well as business service providers such as web developers and marketing agencies, on whom we depend to refer customers to us through links on their websites and outbound promotion to their customers. If we are unable to maintain our contractual relationships with existing channel partners or establish new contractual relationships with potential channel partners, we may experience delays and increased costs in adding customers, which could have a material adverse effect on us. The number of customers we are able to add through these marketing relationships is dependent on the marketing efforts of our partners over which we exercise very little control, and a significant decrease in the number of gross customer additions generated through these relationships could adversely affect the size of our customer base and revenue.

If the delivery of our customers’ emails is limited or blocked, the fees we may be able to charge for our email marketing product may not be accepted by the market and customers may cancel their accounts.

Internet Service Providers (ISP) can block emails from reaching their users. Recent releases of ISP software and the implementation of stringent new policies by ISPs make it more difficult to deliver our customers’ emails. We continually improve our own technology and work closely with ISPs to maintain our deliverability rates. If ISPs materially limit or halt the delivery of our customers’ emails, or if we fail to deliver our customers’ emails in a manner compatible with ISPs’ email handling or authentication technologies, then the fees we charge for our email marketing product may not be accepted by the market, and customers may cancel their accounts.

We face significant threats from new entrants to our business, which could cause us to suffer a decline in revenues and profitability.

Barriers to entry in Internet service markets are low.  Privately-backed and public companies could choose to enter our space and compete directly with us, or indirectly by offering substitute solutions.  The result could be decreased demand or pricing for our services, longer sales cycles, or a requirement to make significant incremental investments in research and development to match these entrants’ new technologies.  If any of these happens, it could cause us to suffer a decline in revenues and profitability.

The market in which we participate is competitive and, if we do not compete effectively, our operating results could be harmed.

The market for our services is competitive and rapidly changing, and the barriers to entry are relatively low. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales, limit customer attrition and maintain our prices.

Our principal competitors include providers of email management services for small to medium size businesses such as AuthSmtp.com, SMTP2Go.com, JangoMail.com, SocketLabs.com, StrongMail.com, ExactTarget.com, CheetahMail.com, ConstantContact.com, iContact.com, MailChimp.com and Bronto.com, larger companies such as Amazon.com, as well as the in-house information technology capabilities of prospective customers. Competition could result in reduced sales, reduced margins or the failure of our email marketing product to achieve or maintain more widespread market acceptance, any of which could harm our business. While we do not compete currently with vendors serving larger customers, we may face future competition from these providers if they determine that our target market presents an opportunity for them. We may also experience competition from Internet Service Providers, or ISPs, advertising and direct marketing agencies and other large established businesses, such as Microsoft Corporation, Google Inc. or Yahoo! Inc., possessing large, existing customer bases, substantial financial resources and established distribution channels. If these companies decide to develop, market or resell competitive email marketing products, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. In addition, one or more of these ISPs or other businesses could decide to offer a competitive email marketing product at no cost or low cost in order to generate revenue as part of a larger product offering.

 Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. Our current and potential competitors may have more extensive customer bases and broader customer relationships than we have. In addition, these companies may have longer operating histories and greater name recognition than we have and may be able to bundle an email marketing product with other products that have gained widespread market acceptance. These competitors may be better able to respond quickly to new technologies and to undertake more extensive marketing campaigns. If we are unable to compete with such companies, the demand for our products could substantially decline.

Our business is substantially dependent on continued demand for email marketing and any decrease in demand could cause us to suffer a decline in revenues and profitability.

We derive, and expect to continue to derive, substantially all of our revenue from organizations, including small and medium size businesses, associations and non-profits. As a result, widespread acceptance of communicating by email among small and medium size organizations is critical to our future growth and success. The overall market for email and related services is relatively new and still evolving, and small organizations have generally been slower than larger organizations to adopt email marketing as part of their marketing mix. There is no certainty regarding how or whether this market will develop, or whether it will experience any significant contractions. Our ability to attract and retain customers will depend in part on our ability to make email communications convenient, effective and affordable. If small and medium size organizations determine that email marketing and communication does not sufficiently benefit them, existing customers may cancel their accounts and potential customers may decide not to utilize our email services. In addition, many small and medium size organizations currently lack the technical expertise to effectively send large quantities of email. As technology advances, however, small and medium size organizations may establish the capability to manage their own email transmissions and therefore have no need for our email services. If the market for email services fails to grow or grows more slowly than we currently anticipate, demand for our services may decline and our revenue would suffer.

We depend on search engines to attract a significant percentage of our customers, and if those search engines change their listings or our relationship with them deteriorates or terminates, we may be unable to attract new customers, which would adversely affect our business and results of operations.

Many of our customers located our website by clicking through on search results displayed by search engines such as Google and Yahoo!. Search engines typically provide two types of search results, algorithmic and purchased listings. Algorithmic listings cannot be purchased, and instead are determined and displayed solely by a set of formulas designed by the search engine. Purchased listings can be purchased by advertisers in order to attract users to their websites. We rely on both algorithmic and purchased listings to attract a significant percentage of the customers we serve to our website. Search engines revise their algorithms from time to time in an attempt to optimize their search result listings. If search engines on which we rely for algorithmic listings modify their algorithms, this could result in fewer customers clicking through to our website, requiring us to resort to other costly resources to replace this traffic, which, in turn, could reduce our revenue and negatively impact our operating results, harming our business. If one or more search engines on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, or our revenue could decline and our business may suffer. The cost of purchased search listing advertising fluctuates and may increase as demand for these channels grows, and any such increases could have negative effects on our financial results.

We may engage in future acquisitions that could disrupt our business, dilute stockholder value and harm our business, operating results or financial condition.

We may pursue acquisition opportunities in the future. We have not made any material acquisitions to date and, therefore, our ability as an organization to make and integrate significant acquisitions is unproven. Moreover, acquisitions involve numerous risks, including:

•

an inability to locate a suitable acquisition candidate or technology or acquire a desirable candidate or technology on favorable terms;

•

difficulties in integrating personnel and operations from the acquired business or acquired technology with our existing technology and products and in retaining and motivating key personnel from the business;

•

disruptions in our ongoing operations and the diversion of our management’s attention from their day-to-day responsibilities associated with operating our business;

•

increases in our expenses that adversely impact our business, operating results and financial condition;

•

potential write-offs of acquired assets and increased amortization expense related to identifiable assets acquired; and

•

potentially dilutive issuances of equity securities or the incurrence of debt.

In addition, any acquisition we complete may not ultimately strengthen our competitive position or achieve our goals, or such an acquisition may be viewed negatively by our customers, stockholders or the financial markets.

We will incur significant costs complying with our obligations as a reporting issuer, which will decrease our profitability.

Upon the effectiveness of our registration statement, we will elect to file periodic reports with the Securities & Exchange Commission, including financial statements and disclosure regarding changes in our operations. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, we estimate that these costs will exceed $50,000 per year for the next few years. Those fees will be higher if our business volume and activity increases.  Those obligations will reduce our resources to fund our operations and may prevent us from meeting our normal business obligations. Compliance costs will be charged to operations and will negatively impact our profitability.

Risks Related To Our Management

If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued contributions of our executive officers and other key technical personnel, each of whom would be difficult to replace. In particular, Semyon Dukach, our Chairman and Chief Executive Officer is critical to the management of our business and operations and the development of our strategic direction. The loss of the services of Mr. Dukach or other executive officers or key personnel and the process to replace any of our key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives. Our anticipated growth could strain our personnel resources and infrastructure, and if we are unable to implement appropriate controls and procedures to manage our anticipated growth, we may not be able to successfully implement our business plan.

We are anticipating a period of rapid growth in our headcount and operations, which may place, to the extent that we are able to sustain such growth, a significant strain on our management and our administrative, operational and financial reporting infrastructure.

Our success will depend in part on the ability of our senior management to manage this expected growth effectively. To do so, we believe we will need to continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational and financial controls and update our reporting procedures and systems. The expected addition of new employees and the capital investments that we anticipate will be necessary to manage our anticipated growth will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our anticipated growth, we will be unable to execute our business plan.

None of our officers and directors have any meaningful accounting or financial reporting education or experience, which increases the risk we may be unable to comply with all rules and regulations.

Our ability to meet our ongoing reporting requirements on a timely basis will be dependent to a significant degree on advisors and consultants. Our officers and directors have no meaningful accounting or financial reporting education or experience. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

We do not have compensation or an audit committee, so shareholders will have to rely on the independent directors to perform these functions.

We do not have an audit or compensation committee comprised of independent directors. These functions are performed by the independent members of our board of directors. Until we have an audit committee, there may less oversight of management decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Our officers and directors own a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general stockholders.

Our officers and directors, in the aggregate, beneficially own approximately or have the right to vote approximately 97.27% of our outstanding common shares on a fully diluted basis. As a result, these stockholders, acting together, have the ability to control substantially all matters submitted to our stockholders for approval including:

•

election of our board of directors;

•

removal of any of our directors;

•

amendment of our Articles of Incorporation or By-laws; and

•

adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, our officers and directors collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of our officers may differ from the interests of the other stockholders, and they may influence decisions with which the other stockholders may not agree. Such decisions may be detrimental to our business plan and/or operations and they may cause the business to fail in which case you may lose your entire investment.

If we fail to hire a separate financial officer, we may become unable to implement and monitor financial controls sufficient to ensure maximum profitability and comply with applicable regulatory requirements.

Semyon Dukach is our Principal Accounting Officer and assumes both this position along with being our Chief Executive Officer and Chairman of the Board. Although we intend to hire a Chief Financial Officer in 2011, there is no assurance that we will have sufficient financial resources to do so. Our accounting controls may be ineffective unless we obtain the services of a separate Chief Financial Officer.

Risks Related To Our Systems

Various private spam blacklists have in the past interfered with, and may in the future interfere with, the effectiveness of our products and our ability to conduct business.

We depend on email to market to and communicate with our customers, and our customers rely on email to communicate with their constituents. Various private entities attempt to regulate the use of email for commercial solicitation. These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain email solicitations that comply with current legal requirements as spam. Some of these entities maintain “blacklists” of companies and individuals, and the websites, ISPs and Internet protocol addresses associated with those entities or individuals that do not adhere to those standards of conduct or practices for commercial email solicitations that the blacklisting entity believes are appropriate. If a company’s Internet protocol addresses are listed by a blacklisting entity, emails sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity’s service or purchases its blacklist.

Some of our Internet protocol addresses currently are listed with one or more blacklisting entities and, in the future, our other Internet protocol addresses may also be listed with these and other blacklisting entities. There can be no guarantee that we will not continue to be blacklisted or that we will be able to successfully remove ourselves from those lists. Blacklisting of this type could interfere with our ability to market our products and services and communicate with our customers and could undermine the effectiveness of our customers’ email marketing campaigns, all of which could have a material negative impact on our business and results of operations.

Our customers’ use of our products to transmit negative messages or website links to harmful applications could damage our reputation, and we may face liability for unauthorized, inaccurate or fraudulent information distributed via our services.

Our customers could use our email servers to transmit negative messages or website links to harmful applications, reproduce and distribute copyrighted material without permission, or report inaccurate or fraudulent data or information. Any such use of our products could damage our reputation and we could face claims for damages, copyright or trademark infringement, defamation, negligence or fraud. Moreover, our customers’ promotion of their products and services through our email marketing product may not comply with federal, state and foreign laws. We cannot predict whether our role in facilitating these activities would expose us to liability under these laws.

Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.

We do not currently have any general liability insurance to protect us in case of customer or other claims.

We do not have any general liability insurance to cover any potential claims to which we are exposed. Any imposition of liability would increase our operating losses and reduce our net worth and working capital.

Our facilities and systems are vulnerable to natural disasters and other unexpected events and any of these events could result in an interruption of our ability to execute clients’ email campaigns.

We depend on the efficient and uninterrupted operations of our third-party data centers and hardware systems. The data centers and hardware systems are vulnerable to damage from earthquakes, tornados, hurricanes, fire, floods, power loss, telecommunications failures and similar events. If any of these events results in damage to our third-party data centers or systems, we may be unable to execute clients’ hosted online direct marketing campaigns until the damage is repaired, and may accordingly lose clients and revenues. In addition, subject to applicable insurance coverage, we may incur substantial costs in repairing any damage.

System failures could reduce the attractiveness of our service offerings, which could cause us to suffer a decline in revenues and profitability.

We provide email delivery services to our clients and end-users through our proprietary technology and client management systems. The satisfactory performance, reliability and availability of the technology and the underlying network infrastructure are critical to our operations, level of client service, reputation and ability to attract and retain clients. We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. We are not aware of any loss of customers due to material service interruptions. However any systems damage or interruption that impairs our ability to accept and fill client orders could result in an immediate loss of revenue to us, and could cause some clients to purchase services offered by our competitors. In addition, frequent systems failures could harm our reputation.  Some factors that could lead to interruptions in customer service include:  operator negligence; improper operation by, or supervision of, employees; physical and electronic break-ins; misappropriation; computer viruses and similar events; power loss; computer systems failures; and Internet and telecommunications failures. We do not carry sufficient business interruption insurance to fully compensate us for losses that may occur.

A rapid expansion of our network and systems could cause our network or systems to fail or cause our network to lose data.

In the future, we may need to expand our network and systems at a more rapid pace than we have in the past. We may suddenly require additional bandwidth for which we have not adequately planned. We may secure an extremely large customer, group of customers, or experience demands for growth by an existing customer or set of customers that would require significant system resources. Our network or systems may not be capable of meeting the demand for increased capacity, or we may incur additional unanticipated expenses to accommodate such capacity constraints. In addition, we may lose valuable data or our network may temporarily shut down if we fail to expand our network to meet future requirements. Any disruption in our network processing or loss of data may damage our reputation and result in the loss of customers.

Any significant disruption in service on our website or in our computer systems, or in our customer support services, could reduce the attractiveness of our products and result in a loss of customers.

The satisfactory performance, reliability and availability of our technology and our underlying network infrastructure are critical to our operations, level of customer service, reputation and ability to attract new customers and retain existing customers. Our production system hardware and the disaster recovery operations for our production system hardware are co-located in third-party hosting facilities. None of the companies who host our systems guarantee that our customers’ access to our products will be uninterrupted, error-free or secure. Our operations depend on their ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity and other environmental concerns, computer viruses or other attempts to harm our systems, criminal acts and similar events. In the event that our arrangements with third-party data centers are terminated, or there is a lapse of service or damage to their facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities. Any interruptions or delays in access to our services, whether as a result of a third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with customers and our reputation. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors could damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause customers to cancel their accounts, any of which could adversely affect our business, financial condition and results of operations.

We do not have a disaster recovery system, which could lead to service interruptions and result in a loss of customers.

We do not have any disaster recovery systems. In the event of a disaster in which our software or hardware are irreparably damaged or destroyed, we would experience interruptions in access to our services. Any or all of these events could cause our customers to lose access to our products.

We rely on third-party computer hardware and software that may be difficult to replace or that could cause errors or failures of our service, which could cause us to suffer a decline in revenues and profitability.

We rely on computer hardware purchased and software licensed from third parties in order to offer our products, including hardware from such large vendors as International Business Machines Corporation, Dell Computer Corporation, Sun Microsystems, Inc. and EMC Corporation. This hardware and software may not continue to be available on commercially reasonable terms, or at all. If we lose the right to use any of this hardware or software or such hardware or software malfunctions, our customers could experience delays or be unable to access our services until we can obtain and integrate equivalent technology or repair the cause of the malfunctioning hardware or software. Any delays or failures associated with our services could upset our customers and harm our business.

If we are unable to protect the confidentiality of our unpatented proprietary information, processes and know-how and our trade secrets, the value of our technology and services could be adversely affected.

 We rely upon unpatented proprietary technology, processes and know-how and trade secrets. Although we try to protect this information in part by executing confidentiality agreements with our employees, consultants and third parties, such agreements may offer only limited protection and may be breached. Any unauthorized disclosure or dissemination of our proprietary technology, processes and know-how or our trade secrets, whether by breach of a confidentiality agreement or otherwise, may cause irreparable harm to our business, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise be independently developed by our competitors or other third parties. If we are unable to protect the confidentiality of our proprietary information, processes and know-how or our trade secrets are disclosed, the value of our technology and services could be adversely affected, which could negatively impact our business, financial condition and results of operations.

Our use of open source software could impose limitations on our ability to commercialize our products, which could cause us to suffer a decline in revenues and profitability.

Customizations to open source software code generally require developers to make their work available at no cost. Since we have created our software by developing extensions which plug into open source software without modifying the open source code, we do not believe there is a risk we could be required to offer our products or make our source code available.  Although we monitor our use of open source software closely, the terms of many open source licenses to which we are subject have not been interpreted by United States or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our products. In such event, we could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue sales of our products, or to release our software code under the terms of an open source license, any of which could materially adversely affect our business.

Given the nature of open source software, there is also a risk that third parties may assert copyright and other intellectual property infringement claims against us based on our use of certain open source software programs. The risks associated with intellectual property infringement claims are discussed immediately below.

Because we have not filed for patent protection of our technologies, we face the risk of our technologies not being adequately protected.

We have not applied for patent protection of our licensed technologies or processes with the US Patent and Trademark Office; if we fail to do so, we may be unable to adequately protect our intellectual property, especially if the designs and materials used in our products are replicated by our competitors. Further, even if we file for patent protection, there is no assurance that it will be approved by the US Patent and Trademark Office.

If a third party asserts that we are infringing its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or require us to obtain expensive licenses, and our business may be adversely affected.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Third parties may assert patent and other intellectual property infringement claims against us in the form of lawsuits, letters or other forms of communication. These claims, whether or not successful, could:

•

divert management’s attention;

•

result in costly and time-consuming litigation;

•

require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all;

•

in the case of open source software-related claims, require us to release our software code under the terms of an open source license; or

•

require us to redesign our software and services to avoid infringement.

As a result, any third-party intellectual property claims against us could increase our expenses and adversely affect our business. In addition, many of our agreements with our channel partners require us to indemnify them for third-party intellectual property infringement claims, which would increase the cost to us resulting from an adverse ruling on any such claim. Even if we have not infringed any third parties’ intellectual property rights, we cannot be sure our legal defenses will be successful, and even if we are successful in defending against such claims, our legal defense could require significant financial resources and management time. Finally, if a third party successfully asserts a claim that our products infringe its proprietary rights, royalty or licensing agreements might not be available on terms we find acceptable or at all and we may be required to pay significant monetary damages to such third party.

If the security of our customers’ confidential information stored in our systems is breached or otherwise subjected to unauthorized access, our reputation may be severely harmed, we may be exposed to liability and we may lose the ability to offer our customers a credit card payment option.

Our system stores our customers’ proprietary email distribution lists, credit card information and other critical data. Any accidental or willful security breaches or other unauthorized access could expose us to liability for the loss of such information, adverse regulatory action by federal and state governments, time-consuming and expensive litigation and other possible liabilities as well as negative publicity, which could severely damage our reputation. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our customers’ data, our relationships with our customers will be severely damaged, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, many states, including Massachusetts, have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, and we could lose customers and fail to acquire new customers.

If we fail to maintain our compliance with the data protection policy documentation standards adopted by the major credit card issuers, we could lose our ability to offer our customers a credit card payment option. Any loss of our ability to offer our customers a credit card payment option would make our products less attractive to many small organizations by negatively impacting our customer experience and significantly increasing our administrative costs related to customer payment processing.

We do not have any general liability insurance to cover any potential claims to which we are exposed. Any imposition of liability would increase our operating losses and reduce our net worth and working capital.

Risks Related To Our Industry

The growth of the email marketing market depends on the continued growth and effectiveness of anti-spam products, which may be insufficient to enable us to offer our services at a profit.

Adoption of email as a communications medium depends on the ability to prevent junk mail, or “spam,” from overwhelming a subscriber’s electronic mailbox.  In recent years, many companies have evolved to address this issue and filter unwanted messages before they reach customers’ mailboxes.  In response, spammers have become more sophisticated and have also begun using junk messages as a means for fraud.  Email protection companies in turn have evolved to address this new threat.  However, if their products fail to be effective against spam, adoption of email as a communications tool will decline, which would adversely affect the market for our services.

Current economic conditions may negatively affect the business sector, which may cause our customers to terminate existing accounts with us or cause potential customers to fail to purchase our products, resulting in a decrease in our revenue and impairing our ability to operate profitably.

Our email services are designed specifically for small and medium size organizations, including small and medium size businesses, associations and non-profits that frequently have limited budgets and may be more likely to be significantly affected by economic downturns than their larger, more established counterparts. Small organizations may choose to spend the limited funds that they have on items other than our products and may experience higher failure rates. Moreover, if small organizations experience economic hardship, they may be unwilling or unable to expend resources on marketing, including email marketing, which would negatively affect the overall demand for our products, increase customer attrition and could cause our revenue to decline. In addition, we have limited experience operating our business during an economic downturn. Accordingly, we do not know if our current business model will continue to operate effectively during the current economic downturn. Furthermore, we are unable to predict the likely duration and severity of the current adverse economic conditions in the U.S. and other countries, but the longer the duration the greater risks we face in operating our business. There can be no assurance, therefore, that current economic conditions or worsening economic conditions, or a prolonged or recurring recession, will not have a significant adverse impact on our operating and financial results.

U.S. federal legislation entitled Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 imposes certain obligations on the senders of commercial emails, which could minimize the effectiveness of our email marketing product, and establishes financial penalties for non-compliance, which could increase the costs of our business.

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as adult or other harmful products. Some portions of these state laws may not be preempted by the CAN-SPAM Act. The ability of our customers’ constituents to opt out of receiving commercial emails may minimize the effectiveness of our email marketing product. Moreover, non-compliance with the CAN-SPAM Act carries significant financial penalties. If we were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial email, whether as a result of violations by our customers or if we were deemed to be directly subject to and in violation of these requirements, we could be required to pay penalties, which would adversely affect our financial performance and significantly harm our business. We also may be required to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or increase our operating costs.

Evolving regulations concerning data privacy may restrict our customers’ ability to solicit, collect, process and use data necessary to conduct email campaigns or to analyze the results or may increase their costs, which could harm our business.

Federal, state and foreign governments have enacted, and may in the future enact, laws and regulations concerning the solicitation, collection, processing or use of consumers’ personal information. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes. Other proposed legislation could, if enacted, prohibit the use of certain technologies that track individuals’ activities on web pages or that record when individuals click through to an Internet address contained in an email message. Such laws and regulations could restrict our customers’ ability to collect and use email addresses, page viewing data, and personal information, which may reduce demand for our products. They may also negatively impact our ability to effectively market our products.

As Internet commerce develops, federal, state and foreign governments may adopt new laws to regulate Internet commerce, which may negatively affect our business.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign governments becomes more likely. Our business could be negatively impacted by the application of existing laws and regulations or the enactment of new laws applicable to email communications. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, and we may be unable to pass along those costs to our customers in the form of increased subscription fees. In addition, federal, state and foreign governmental or regulatory agencies may decide to impose taxes on services provided over the Internet or via email. Such taxes could discourage the use of the Internet and email as a means of commercial marketing and communications, which would adversely affect the viability of our services.

Risks Related To Owning Our Securities

We may need additional capital in the future, which may not be available to us on favorable terms, or at all, and may dilute your ownership of our common stock.

 We have historically relied on outside financing and cash from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financing in the future to:

•

fund our operations;

•

respond to competitive pressures;

•

take advantage of strategic opportunities, including more rapid expansion of our business or the acquisition of complementary products, technologies or businesses; and

•

develop new products or enhancements to existing products.

We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

We may expand through acquisitions of, or investments in, other companies or through business relationships, all of which may divert our management’s attention, resulting in additional dilution to our stockholders and consumption of resources that are necessary to sustain our business.

One of our business strategies is to acquire competing or complementary services, technologies or businesses. We also may enter into relationships with other businesses in order to expand our service offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies.

Our completed acquisitions and any future acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the acquired businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot assure you that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities, nor can we assure you that we will be able to complete any acquisitions on favorable terms or at all. In connection with one or more of those transactions, we may:

•

issue additional equity securities that would dilute our stockholders;

•

use cash that we may need in the future to operate our business;

•

incur debt on terms unfavorable to us or that we are unable to repay;

•

incur large charges or substantial liabilities;

•

encounter difficulties retaining key employees of the acquired company or integrating diverse business cultures;

•

become subject to adverse tax consequences, substantial depreciation or deferred compensation charges; and

•

encounter unfavorable reactions from investment banking market analysts who disapprove of our completed acquisitions.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to existing common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our certificate of incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders thereof the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock or other preferred stockholders and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock or existing preferred stock, if any.

Preferred stock could be used to dilute a potential hostile acquirer. Accordingly, any future issuance of preferred stock or any rights to purchase preferred stock may have the effect of making it more difficult for a third party to acquire control of us. This may delay, defer or prevent a change of control or an unsolicited acquisition proposal. The issuance of preferred stock also could decrease the amount of earnings attributable to, and assets available for distribution to, the holders of our common stock and could adversely affect the rights and powers, including voting rights, of the holders of our common stock and preferred stock.

There is no current trading market for our securities and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

There is currently no public trading market for our common stock. Therefore, there is no central place, such as a stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale. An active trading market in our securities may never develop or, if developed, may not be sustained.  We intend to apply for admission to quotation of our securities on the OTC Bulletin Board.  If for any reason our securities are not quoted on the OTC Bulletin Board or a public trading market does not otherwise develop, purchasers of the securities may have difficulty selling their shares should they desire to do so.  No market makers have committed to becoming market makers for our common stock and it may be that none will do so. As a result, you should purchase shares only as a long-term investment, and you must be prepared to hold your shares for an indefinite period of time.

Should we be successful in having our common stock quoted on the Over the Counter Bulletin Board common stockholders will be subject to the “Penny Stock” Rules of the SEC and the trading market in our common stock would be very limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.  These rules may affect your ability to resell your shares.

Our shares are not currently traded on any stock exchange or quoted on any stock quotation system. We are preparing an application for quotation on the OTC Bulletin Board that we intend to file in the near future.  We cannot assure you that we will be successful in our application, however, should we receive approval for quotation on the OTC Bulletin Board, our common stock will likely be deemed a “penny stock.” The SEC has adopted regulations that generally define a "penny stock" to be any equity security other than a security excluded from such definition by Rule 3a51-1 under the Securities Exchange Act of 1934, as amended.  For the purposes relevant to our company, it is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  To the extent these requirements may be applicable, they will reduce the level of trading activity in the secondary market for our common stock and may severely and adversely affect the ability of broker-dealers to sell our common stock.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may limit your ability to buy and sell our shares.

FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares, depressing our share price.

United States state securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell your shares.

There is no public market for our common stock, and there can be no assurance that any public market will develop in the foreseeable future. Secondary trading in our common stock will not be possible in any state in the U.S. unless and until the common stock is qualified for sale under the applicable securities laws of a state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. There can be no assurance that we will be successful in registering or qualifying our common stock for secondary trading, or identifying an available exemption for secondary trading in our common stock in every state.  If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, our common stock in any particular state, our common stock could not be offered or sold to, or purchased by, a resident of that state.  In the event that a significant number of states refuse to permit secondary trading in our common stock, the market for our common stock could be adversely affected.

The market price of our shares would decline if our restricted stockholders sell a large number of shares.

A total of 13,440,000 shares of restricted common stock have been issued to certain stockholders, which are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition. Any sales of restricted shares held by these stockholders (after applicable restrictions expire) may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

Our quarterly results may fluctuate and if we fail to meet the expectations of analysts or investors, our stock price could decline substantially.

Our quarterly operating results may fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Some of the important factors that could cause our revenue and operating results to fluctuate from quarter to quarter include:

•

our ability to retain existing customers, attract new customers and satisfy our customers’ requirements;

•

general economic conditions;

•

changes in our pricing policies;

•

our ability to expand our business;

•

the effectiveness of our personnel;

•

new product and service introductions;

•

technical difficulties or interruptions in our services;

•

the timing of additional investments in our hardware and software systems;

•

regulatory compliance costs;

•

costs associated with future acquisitions of technologies and businesses; and

•

extraordinary expenses such as litigation or other dispute-related settlement payments.

Some of these factors are not within our control, and the occurrence of one or more of them may cause our operating results to vary widely. As such, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful and should not be relied upon as an indication of future performance.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None

ITEM 2.

PROPERTIES

We have our corporate headquarters in Cambridge, Massachusetts and a technology office in Kiev, Ukraine. We rent our corporate headquarters for $300 per month, on a month to month basis. We rent our Kiev, Ukraine office for $1,700 per month for three month terms. We believe that additional space may be required as our business expands and believe that we can obtain suitable space as needed.

ITEM 3.

LEGAL PROCEEDINGS

We are not aware of any litigation or threatened litigation of a material nature.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

No public trading market presently exists for our common stock, and we cannot assure you that a trading market for our common stock will ever develop. We are preparing an application for quotation on the OTC Bulletin Board that we intend to file in the near future.  We cannot assure you that we will be successful in our application, however, should we receive approval for quotation on the OTC Bulletin Board, our common stock will likely be deemed a “penny stock.”

Holders

As of the date of this annual report, we have a total of 13,840,000 shares of common stock outstanding, held of record by approximately 81 shareholders. We do not have any shares of preferred stock outstanding.

Dividends

No cash dividends have been declared or paid on our common stock to date. No restrictions limit our ability to pay dividends on our common stock. The payment of cash dividends in the future, if any, will be contingent upon our company's revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends is within the discretion of our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2010.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	960,000	$0.25	400,000
Equity compensation plans not approved by security holders	-	-	-
Total	960,000	$0.25	400,000

1.

Reflects our 2010 Stock Incentive Plan for the benefit of our directors, officers, employees and consultants. We initially reserved 1,360,000 shares of common stock for such persons pursuant to that plan.

Penny Stock Regulations and Restrictions on Marketability

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Recent Sales of Unregistered Securities

During the period covered by this report, our Company issued the following securities without registering the securities under the Securities Act:

•

Common Stock - 13,440,000 shares of common stock pursuant to our merger;

•

Stock Option - 960,000 shares of common stock at $.25 per share pursuant to our Employee Stock Plan; and

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(2) of the Securities Act since the transactions did not involve any public offering.

Stock Transfer Agent

We have not engaged the services of a transfer agent at this time. We plan to retain the services of an independent stock transfer agent upon closing of the offering.

Use of Proceeds from Sale of Registered Securities

During February and March of 2011, we issued and sold all of the 400,000 shares of our common stock that we registered under a Registration Statement on Form S-1 (File No. 333-170912), which was declared effective by the SEC on February 23, 2011, in an initial public offering at an offering price of $0.25 per share. We offered the shares in a direct public offering without an underwriter commencing on the effective date. The offering is now closed. No payments were made to any persons in connection with the offering, including directors, officers or persons owning ten percent of more of our common stock, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. The offering of the common stock, resulted in gross proceeds of $100,000 and net proceeds of approximately $80,000 to us after deducting offering costs of an estimated $20,000.

We have used a portion of, and intend to continue to use, the proceeds of our initial public offering for product development expenses. This use of proceeds is not materially different from the use of proceeds described in the final prospectuses for our initial public offering. We have invested the unused portion of the offering proceeds in short-term certificates of deposit, money market funds or other short-term interest bearing investments. The amount and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our product development.

ITEM 6.

SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained in this report on Form 10-K, the matters discussed herein are forward-looking statements. Words such as “anticipates,” “believes,” “expects,” “future,” and “intends,” and similar expressions are used to identify forward-looking statements. These and other statements regarding matters that are not historical are forward-looking statements. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below as well as those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Background Overview

We provide Internet-based services to facilitate email deliverability, including bulk and transactional sending, reputation management, compliance auditing, abuse processing and diagnostics. Our services provide customers with the ability to increase the deliverability of email with less time, cost and complexity than handling it themselves. We believe our growth since inception has been driven by the compelling value proposition for our services. As of December 31, 2010, we had approximately 10,000 customers.

Restatement

In conjunction with a review of the Registration Statement on Form S-1of SMTP.COM, a Delaware corporation, we reviewed our lease arrangement with their sole shareholder that was entered into by us in January 2008.  As a result of this review, we determined that, the cost of the repairs and improvements to the sole shareholder’s personal residence that we used as an administrative facility previously capitalized as leasehold improvements should be expensed and the loss on disposal of property and equipment reclassified in the Statement of Operations.  We determined we should impute an amount from the previously capitalized leasehold improvements towards rent and reclassify the balance of repairs and improvements towards compensation of the sole shareholder.

As a result of these findings, we concluded that our audited financial statements for the year ended December 31, 2009 should be restated.

The following tables present the effects of the restatement to our previously reported audited Consolidated Balance Sheet as of December 31, 2009:

(In thousands, except par value amounts)	December 31, 2009
	As Reported	Adjustments	As Restated
Assets
Cash and cash equivalents	$ 122,664	$ -	$ 122,664
Deferred income taxes	154,919	8,340	163,259
Total current assets	277,583	8,340	285,923
Property and equipment, net	5,196	(1,879)	3,317
Intangibles, net of accumulated amortization of $5,598
and $4,931	3,402	-	3,402
Deferred income taxes	30,329	(30,329)	-
Total assets	$ 316,510	$ (23,868)	$ 292,642

Liabilities and Shareholder's Deficit

Amounts due to shareholder	$ -	$ -	$ -
Deferred revenue	324,038	-	324,038
Income taxes payable	42,165	(12,722)	29,443
Allowance for refunds and chargebacks	9,709	-	9,709
Accrued expenses- other	23,018	19,190	42,208
Total current liabilities	398,930	6,468	405,398

Shareholder's deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
no shares issued or outstanding	-	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized,
13,440,000 shares issued and outstanding	13,440	-	13,440
Additional paid in capital	41,496	-	41,496
Accumulated deficit	(137,356)	(30,336)	(167,692)
Total shareholder's deficit	(82,420)	(30,336)	(112,756)
		-
Total liabilities and shareholder's deficit	$ 316,510	$ (23,868)	$ 292,642

The following tables present the effects of the restatement to our previously reported Consolidated Statement of Operations for the year ended December 31, 2009:

	Year Ended December 31, 2009
	As Reported	Adjustments	As Restated

Net revenues	$ 1,549,190	$ -	$ 1,549,190
Cost of services	418,500	-	418,500
Gross profit	1,130,690	-	1,130,690
Operating expenses:
Sales and marketing	143,897	-	143,897
General and administrative	701,758	(374)	701,384
Research and development	176,189	-	176,189

Total operating expenses	1,021,844	(374)	1,021,470

Operating income (loss):	108,846	374	109,220
Other income (expense):
Interest expense	-	-	-
Interest income	66	-	66
Loss on disposal of property and equipment	-	-	-

Total other income (expense)	66	-	66

Income (loss) before income taxes	108,912	374	109,286
Income tax benefit (expense)	(30,094)	(8,310)	(38,404)

Net income (loss)	78,818	(7,936)	70,882

Results of Operations

Years Ended December 31, 2010 and 2009

Year Ended December 31,	Net Revenues	Change from Prior Year	Percent Change from Prior Year

2010	$ 2,735,752	$ 1,186,562	76.6%
2009	$ 1,549,190

Revenues increased for the year ended December 31, 2010 as compared to the year ended December 31, 2009, due to increased sales of our email service products to consumers.  Revenue growth is attributable primarily to an increase in our number of subscribers of these products.  Most of this growth is attributable to organic growth in our customer base and the results of partnerships with resellers of our products.

Year Ended December 31,	Cost of Services	Change from Prior Year	Percent Change from Prior Year

2010	$ 639,241	$ 220,741	52.7%
2009	$ 418,500

Cost of services increased for the year ended December 31, 2010 as compared to the year ended December 31, 2009 primarily due to increased revenues.  As a percentage of revenues, cost of services were 23% and 27% of net revenues for the years ended December 31, 2010 and 2009.  This decrease in cost of services as a percentage of revenues is due to changes in customer mix and changes in the rates paid to third parties on revenue it generates.

Year Ended December 31,	Sales and Marketing	Change from Prior Year	Percent Change from Prior Year

2010	$ 276,249	$ 132,352	92.0%
2009	$ 143,897

Sales and marketing expenses increased for the year ended December 31, 2010 as compared to the year ended December 31, 2009 primarily attributable to a general growth in our business.  We spent more on advertising and marketing to fuel additional growth, but there is no direct correlation between revenues and marketing expenses.  There was no single marketing campaign or effort that caused a significant fluctuation in our sales and marketing expenses between these periods.

Year Ended December 31,	General and Administrative	Change from Prior Year	Percent Change from Prior Year

2010	$ 852,530	$ 151,146	21.5%
2009	$ 701,384

General and administrative expenses increased for the year ended December 31, 2010 as compared to the year ended December 31, 2009 based on the following:

•

An increase of approximately $84,000 of payroll expenses related the hiring of operational personnel in connection with the growth in business;

•

An increase in stock compensation expense of approximately $16,000 related to option given to our President; and

•

An increase in other general and administrative expenses of approximately $51,000.

Year Ended December 31,	Research and Development	Change from Prior Year	Percent Change from Prior Year

2010	$ 225,392	$ 49,203	27.9%
2009	$ 176,189

Research and development expenses increased for the year ended December 31, 2010 as compared to the year ended December 31, 2009 as we hired additional in-house personnel devoted to research and development.  Our research and development efforts are focused around expanding our service offerings and improving the functionality of our products.

Year Ended December 31,	Other Income and Expense	Change from Prior Year	Percent Change from Prior Year

2010	$ 1,310	$ 1,244	1884.8%
2009	$ 66

Other income and expense during the year ended December 31, 2010 consisted of interest income of $1,000 on amounts the CEO borrowed from our company and minor interest income on cash balances.  Other income and expense during the year ended December 31, 2009 consisted of minor interest income on cash balances.

Year Ended December 31,	Income Tax Benefit (Expense)	Change from Prior Year	Percent Change from Prior Year

2010	$ (348,749)	$ (310,345)	808.1%
2009	$ (38,404)

Changes in our income tax expense related primarily to differences in pretax income during the years ended December 31, 2010 and 2009, respectively, and the effects of certain true ups to our tax returns that vary from year to year.

Year Ended December 31,	Net Income (Loss)	Change from Prior Year	Percent Change from Prior Year

2010	$ 394,901	$ 324,019	457.1%
2009	$ 70,882

Net income increased for the year ended December 31, 2010 as compared to the year ended December 31, 2009 increased primarily due to revenue growth partially offset by increases in cost of services, operating expenses and income taxes related to the growth in our business, each of which is described above.

Liquidity and Capital Resources

Our primary source of cash inflows are net remittances from customers for email services.  Such payments are typically received in advance of providing the services, yielding a deferred revenue liability on our balance sheet.

Our primary sources of cash outflows include payroll, income tax payments and payments to vendors and third party service providers.  With the exception of income taxes, which occur on a periodic basis, cash outflows typically occur in close proximity of expense recognition.

Years Ended December 31, 2010 and 2009

Net cash generated by operating activities increased approximately $360,000, or 323%, to $471,563 for the year ended December 31, 2010, compared to $111,419 for the year ended December 31, 2009.  The increase of cash generated by operating activities was primarily attributable to an increase in net income of approximately $324,000.  Cash generated by operating activities also increased by changes in working capital and other adjustments, the most significant of which was the increase in accrued expenses of approximately $130,000 in 2010, meaning that cash spent was less than the expense recognition by that amount.  We had only a modest increase in accrued expense balances during 2009.

Net cash used in investing activities was $3,164 and $2,830 during the year ended December 31, 2010, and 2009, respectively, consisting of investments in computers for employees.

Net cash used for financing activities was $0 and ($50,000) during the years ended December 31, 2010 and 2009, respectively, consisting of net financing activities with our company’s sole shareholder.  In February 2009, our shareholder repaid borrowings of $50,000.  In February 2010, we provided a loan of $100,000 to our shareholder.  The loan was repaid by the shareholder in July 2010.

We had net working capital of $192,690 as of December 31, 2010 and negative net working capital of $119,475 as of December 31, 2009.  Our net working capital as of December 31, 2010 was primarily attributable to our increased cash, which increased to $591,063 at December 31, 2010 compared to $122,664 at December 31, 2009. Our negative working capital as of December 31, 2009 was primarily attributable to deferred revenue balances of $324,038 as of December 31, 2009.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. We have consistently applied these policies in all material respects. We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

New Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements included in this annual report under this item are set forth beginning on Page F-1 of this Annual Report, immediately following the signature pages.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.

CONTROLS AND PROCEDURES

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.

OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information contained within our company’s definitive proxy statement for the Annual Meeting of Shareholders to be held later this year.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained within our company’s definitive proxy statement for the Annual Meeting of Shareholders to be held later this year.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained within our company’s definitive proxy statement for the Annual Meeting of Shareholders to be held later this year.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information contained within our company’s definitive proxy statement for the Annual Meeting of Shareholders to be held later this year.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained within our company’s definitive proxy statement for the Annual Meeting of Shareholders to be held later this year.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1.   Financial Statements and Reports

The consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K are filed as part of this Report.

2.  Financial Statements Schedule

Other financial statement schedules have been omitted because either the required information (i) is not present, (ii) is not present in amounts sufficient to require submission of the schedule or (iii) is included in the Consolidated Financial Statements and Notes thereto under Part II, Item 8 of this Annual Report on Form 10-K.

3.

 Exhibits

The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2011.

SMTP, INC.

By:	/s/ Semyon Dukach
Semyon Dukach
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Semyon Dukach
Semyon Dukach /s/ Richard Harrison	Chief Executive Officer, Chief Financial Officer, Director	March 30, 2011
Richard Harrison	President and Chief Operating Officer	March 30, 2011

/s/ Vadim Yasinovsky	Director	March 30, 2011
Vadim Yasinovsky

/s/ Matt Mankins	Director	March 30, 2011
Matt Mankins

/s/ Brad Harkavy	Director	March 30, 2011
Brad Harkavy

/s/ Rens Troost	Director	March 30, 2011
Rens Troost

Report of Independent Registered Public Accounting Firm

To the Board of Directors

SMTP.com, Inc.

We have audited the accompanying balance sheets of SMTP.com, Inc. as of December 31, 2010 and 2009, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMTP.com, Inc as of  December 31, 2010 and 2009 and the results of its operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Financial Statements as of December 31, 2009 have been restated to correct a misstatement.

/s/ McConnell & Jones, LLP

Houston, Texas

March 29, 2011

3040 Post Oak Blvd., Suite 1600
Houston, TX  77056
Phone:  713.968.1600
Fax: 713.968.1601
WWW.MCCONNELLJONES.COM

SMTP.COM, INC.

BALANCE SHEETS

	December 31,
	2010	2009
		(Restated)
Assets

Cash and cash equivalents	$ 591,063	$ 122,664
Accounts Receivable	15,577	-
Deferred income taxes	157,962	163,259
Total current assets	764,602	285,923
Property and equipment, net of accumulated depreciation of
$6,555 and $4,093	4,019	3,317
Intangibles, net of accumulated amortization of $6,264
and $5,598	2,736	3,402
Deferred income taxes	709	-
Deposits and Prepaids	97,650	-
Total assets	$ 869,716	$ 292,642

Liabilities and Shareholders’ Equity

Deferred revenue	$ 297,158	$ 324,038
Income taxes payable	100,306	29,443
Allowance for refunds and chargebacks	2,166	9,709
Accrued expenses and other	172,282	42,208
Total current liabilities	571,912	405,398

Shareholder's equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized,
13,440,000 shares issued and outstanding	13,440	13,440
Additional paid in capital	57,155	41,496
Retained earnings (accumulated deficit)	227,209	(167,692)
Total shareholder's equity (deficit)	297,804	(112,756)

Total liabilities and shareholders’ equity	$ 869,716	$ 292,642

The accompanying notes are an integral part of these financial statements.

SMTP.COM, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009
		(Restated)
Net revenues	$ 2,735,752	$ 1,549,190
Cost of services	639,241	418,500
Gross profit	2,096,511	1,130,690
Operating expenses:
Sales and marketing	276,249	143,897
General and administrative	852,530	701,384
Research and development	225,392	176,189

Total operating expenses	1,354,171	1,021,470

Operating income	742,340	109,220
Other income
Interest income	1,310	66

Total other income	1,310	66

Income before income taxes	743,650	109,286
Income tax benefit	(348,749)	(38,404)

Net income	394,901	70,882

Net income per share:
Basic and diluted	$ 0.03	$ 0.01

Weighted average common shares outstanding
Basic and diluted	13,440,000	13,440,000

The accompanying notes are an integral part of these financial statements.

SMTP.COM, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

				Retained Earnings
	Common Stock		Additional	(Accumulated
	Shares	Amount	Paid in Capital	Deficit)	Total
Balance, December 31, 2008 (Restated)	13,440,000	13,440	41,496	(238,574)	(183,638)
Net Income (Restated)	-	-	-	70,882	70,882
Balance, December 31, 2009 (Restated)	13,440,000	$ 13,440	$ 41,496	$ (167,692)	$ (112,756)
Stock based compensation - stock options	-	-	15,659	-	15,659
Net Income	-	-	-	394,901	394,901
Balance, December 31, 2010	13,440,000	$ 13,440	$ 57,155	$ 227,209	$ 297,804

The accompanying notes are an integral part of these financial statements.

SMTP.COM, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
Cash flows from operating activities:		(Restated)

Net income	$ 394,901	$ 70,882
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	3,128	2,390
Stock-based compensation	15,659	-
Allowance for refunds and chargebacks	(7,543)	4,857
Deferred Income Taxes	4,588	(5,252)
Changes in assets and liabilities:
Accounts receivable	(15,577)	-
Prepaid and other current assets	(97,650)	-
Income taxes payable	70,863	29,443
Accrued expenses and other	130,074	650
Deferred revenue	(26,880)	8,449
Net cash provided by operating activities	471,563	111,419

Cash flows from investing activities:
Purchases of property and equipment	(3,164)	(2,830)
Net cash used in by investing activities	(3,164)	(2,830)

Cash flows from financing activities:
Proceeds from shareholder	100,000	-
Repayments of amount due to shareholder	(100,000)	(50,000)
Net cash used in financing activities	-	(50,000)

Change in cash and cash equivalents	468,399	58,589

Cash and cash equivalents, beginning of period	122,664	64,075

Cash and cash equivalents, end of period	$ 591,063	$ 122,664

Supplemental cash flow disclosures:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ 273,315	$ 14,196

The accompanying notes are an integral part of these financial statements.

Note 1:  Organization

The Company was incorporated in Massachusetts on October 14, 1998 as EMUmail, Inc. and changed our name on April 1, 2010 to SMTP.com, Inc.  The Company focuses on the execution of email delivery for marketing and enterprise application customers.  The Company has customers for both corporate and personal email delivery. The Company’s services are marketed directly by the Company and through reseller partners.

On November 23, 2010, the Company formed a Delaware corporation, SMTP, Inc. for the purpose of changing the structure of the Company from a Massachusetts corporation to a Delaware corporation and to increase the number of authorized shares outstanding.  Also on November 23, 2010, the Company entered into a Merger agreement between SMTP, Inc. and SMTP.com, Inc. whereby the surviving corporation would be SMTP, Inc. (the “Surviving Corporation”), the newly formed Delaware corporation.  The Surviving Corporation has an authorized capital structure of 50,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, par value $0.001 per share.  Under the terms of the Merger agreement, the Company’s existing 100 shares of ownership (which are held by a sole shareholder) were exchanged for 13,440,000 shares of common stock in the Surviving Corporation.  All financial statements have been retroactively restated to show the effects of this recapitalization.

Note 2: Restatements

In conjunction with a review of the Registration Statement on Form S-1 of SMTP.COM, a Delaware corporation, management reviewed their lease arrangement with their sole shareholder that was entered into by the Company in January 2008.  As a result of this review, management determined that, the cost of the repairs and improvements to the sole shareholder’s personal residence that the Company used as an administrative facility previously capitalized as leasehold improvements should be expensed and the loss on disposal of property and equipment reclassified in the Statement of Operations.  Management determined it should impute an amount from the previously capitalized leasehold improvements towards rent and reclassify the balance of repairs and improvements towards compensation of the sole shareholder.

As a result of these findings, management concluded that the Company’s audited financial statements for the year ended December 31, 2009 should be restated.

The following tables present the effects of the restatement to the Company’s previously reported audited Consolidated Balance Sheet as of December 31, 2009:

(In thousands, except par value amounts)	December 31, 2009
	As Reported	Adjustments	As Restated
Assets
Cash and cash equivalents	$ 122,664	$ -	$ 122,664
Deferred income taxes	154,919	8,340	163,259
Total current assets	277,583	8,340	285,923
Property and equipment, net	5,196	(1,879)	3,317
Intangibles, net of accumulated amortization of $5,598
and $4,931	3,402	-	3,402
Deferred income taxes	30,329	(30,329)	-
Total assets	$ 316,510	$ (23,868)	$ 292,642

Liabilities and Shareholder's Deficit
Amounts due to shareholder	$ -	$ -	$ -
Deferred revenue	324,038	-	324,038
Income taxes payable	42,165	(12,722)	29,443
Allowance for refunds and chargebacks	9,709	-	9,709
Accrued expenses- other	23,018	19,190	42,208
Total current liabilities	398,930	6,468	405,398

Shareholder's deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
no shares issued or outstanding	-	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized,
13,440,000 shares issued and outstanding	13,440	-	13,440
Additional paid in capital	41,496	-	41,496
Accumulated deficit	(137,356)	(30,336)	(167,692)
Total shareholder's deficit	(82,420)	(30,336)	(112,756)
		-
Total liabilities and shareholder's deficit	$ 316,510	$ (23,868)	$ 292,642

The following tables present the effects of the restatement to the Company’s previously reported Consolidated Statement of Operations for the year ended December 31, 2009:

	Year Ended December 31, 2009
	As Reported	Adjustments	As Restated

Net revenues	$ 1,549,190	$ -	$ 1,549,190
Cost of services	418,500	-	418,500
Gross profit	1,130,690	-	1,130,690
Operating expenses:
Sales and marketing	143,897	-	143,897
General and administrative	701,758	(374)	701,384
Research and development	176,189	-	176,189

Total operating expenses	1,021,844	(374)	1,021,470

Operating income (loss):	108,846	374	109,220
Other income (expense):
Interest expense	-	-	-
Interest income	66	-	66
Loss on disposal of property and equipment	-	-	-

Total other income (expense)	66	-	66

Income (loss) before income taxes	108,912	374	109,286
Income tax benefit (expense)	(30,094)	(8,310)	(38,404)

Net income (loss)	78,818	(7,936)	70,882

Note 3: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents are short-term, liquid investments with remaining maturities of three months or less when acquired. Cash and cash equivalents are deposited or managed by major financial institutions and at times are in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.

Fair Value of Financial Instruments

U.S. GAAP establishes a fair value hierarchy which has three levels based on the reliability of the inputs to determine the fair value. These levels include: Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s financial instruments consist of cash, accounts receivable and accounts payable. The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items.

Income Taxes

Provision for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB ASC 740, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

The Company applies the authoritative guidance in accounting for uncertainty in income taxes recognized in the financial statements. This guidance prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. There are no uncertain tax positions taken by the Company on its tax returns. Tax years subsequent to 2006 remain open to examination by U.S. federal and state tax jurisdictions.

In relation to an examination by the Internal Revenue Service on the Company’s 2008 and 2009 tax return, the Company was notified on March 3, 2011 that additional taxes, including interest and penalties, of $42,636 and $4,576 were due for the years ended December 31, 2008 and 2009, respectively.  These amounts have been reflected as an income taxes payable at December 31, 2010.  The Company paid a total of $47,212 in March 2011 and considers these tax years closed.  All other tax years subsequent to 2006 remain open to examination by the U.S. federal and state tax jurisdictions.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred.

.Estimated useful lives are as follows:

Computing equipment	3 years
Intangible assets	15 years

The Company recorded $3,128 and $2,390 of depreciation and amortization for the years ended December 31, 2010 and 2009, respectively.

Revenue Recognition

The Company recognizes revenue from its services when it is probable that the economic benefits associated with the transactions will flow to the Company and the amount of revenue can be measured reliably. This is normally demonstrated when: (i) persuasive evidence of an arrangement exists; (ii) the fee is fixed or determinable; (iii) performance of service has been delivered; and (iv) collection is reasonably assured.

The Company provides Internet-based services to facilitate email deliverability, including bulk and transactional sending, reputation management, compliance auditing, abuse processing and diagnostics.  The Company’s services are offered over various contractual periods for a fixed fee that varies based on a maximum volume of transactions.  Revenues are typically paid by clients via credit card, check or wire payments at the inception of the contractual period.  Revenue is recognized on a straight-line basis over the contractual period.

The Company offers refunds on a pro-rata basis at any time during the contractual period.  The Company also experiences credit card chargebacks relating to cardholder disputes that are commonly experienced by businesses that accept credit cards.  The Company makes estimates for refunds and credit card chargebacks based on historical experience.

Deferred Revenue

The Company’s customers pay for services in advance on a monthly, quarterly, annual, bi-annually and quinquennially basis. Deferred revenue consists of payments received in advance of the Company’s providing the services. Deferred revenues are amortized on a straight-line basis in connection with the contractual period.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents. At December 31, 2010 and 2009, the Company had substantially all cash balances at financial institutions within federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the years ended December 31, 2010, and 2009, there were no customers that accounted for more than 10% of total revenue.

Cost of Services

Cost of services consists primarily of the direct labor costs, credit card fees, software costs, and fees paid to resellers of the Company’s product.

Advertising Costs

The Company expenses advertising costs as incurred.

Research and Development costs

Research and development cost are charged to expenses when incurred and include salaries and related cost of personnel engaged in research and development activities.

Net Income (Loss) Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  The Company had 83,330 options to purchase shares of common stock outstanding for the year ended December 31, 2010, which were excluded from the calculation of net income per share because the average market price of the underlying shares during the period was not greater than the exercise price of the options.  The Company had no outstanding dilutive securities for the years ended December 31, 2009.

Recently Issued Accounting Standards

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which provides guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. ASU 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. ASU 2009-13 is effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. ASU 2009-13 will be effective for the Company on January 1, 2011. We are currently evaluating the impact that the adoption of ASU 2009-13 will have on our financial condition, results of operations, and disclosures.

In June 2009, the FASB issued amendments to the accounting rules for variable interest entities (VIEs) and for transfers of financial assets. The new guidance for VIEs eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary. In addition, qualifying special purpose entities (QSPEs) are no longer exempt from consolidation under the amended guidance. The amendments also limit the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented, and/or when the transferor has continuing involvement with the transferred financial asset. The Company adopted these amendments for its annual reporting period beginning on January 1, 2010. The adoption of these amendments did not have any impact on the consolidated financial statements.

Note 4:  Income Taxes

The Company has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Income taxes for years ended December 31, is summarized as follows:

	Years Ended December 31,
	2010	2009

Current	$ 344,178	$ 43,639
Deferred	4,571	(5,235)
Income tax provision	$ 348,749	$ 38,404

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2010		2009
	Amount	Percent	Amount	Percent

Federal statutory rates	$ 252,841	34%	$ 37,157	34%
State income taxes	70,647	10%	10,382	9%
Other	23,027	3%	(13,396)	(12)%
Permanent differences	2,234	0%	4,261	4%
Effective rate	$ 348,749	47%	$ 38,404	35%

The following is a summary of the components of the Company’s deferred tax assets:

	December 31,
	2010	2009
Deferred tax assets - current:
Stock-based compensation	$ 6,306	$ -
Provisions and accruals	19,868	22,302
Deferred revenue	119,666	140,957
Total current deferred tax assets	145,840	163,259
Deferred tax assets - long-term:
Depreciation	711	(17)
Net operating loss carryforwards	-	-
Total net deferred tax assets	$ 146,551	$ 163,242

As of December 31, 2010, the Company did not have tax operating loss carry forwards.  No valuation allowances have been established for deferred tax assets based on a “more likely than not” threshold. The ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carry forward periods provided in the tax law, which management estimate they will.

We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

•

Future reversal of existing taxable temporary differences;

•

Taxable income or loss, based on recent results, exclusive of reversing temporary differences and carry forwards; and

•

Tax-planning strategies.

Note 5:  Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business.  There are no pending or threatened legal proceedings as of December 31, 2010.

Employment Agreement

On July 1, 2010, the Company entered into an employment agreement with Richard Harrison, their President and Chief Operating Office.  Under the terms of the agreement, Mr. Harrison will receive an annual base salary of $175,000 in years one and two of his service to the Company.  The employment agreement also provides that Mr. Harrison be entitled to an annual bonuses of $75,000 and $125,000 for years one and two, respectively.  The bonuses are based upon meeting a percentage of the Company’s quarterly growth goal and are to be paid quarterly and proportional to growth goal attainment for both under and overachievement.  The employment agreement provides that a review by the Chief Executive Officer and Chairman and possibly a board committee for compensation plan will occur in July 2011, which will review performance and set overall compensation plan structure for the third and future years of service.  The employment agreement, which was amended in November 2010 to clarify certain provisions, further provides that Mr. Harrison receive 960,000 options with a four-year vesting period beginning on August 1, 2010 at an exercise price of .25.  The options have a ten-year term (see Note 7: Stock-Based Compensation).

Consulting Services

On July 15, 2010, the Company entered into an agreement with a third party to provide various consulting services for the Company in connection with an anticipated filing of a registration statement with the Securities and Exchange Commission.  Under the terms of the agreement, which was amended in November 2010 to clarify certain provisions, the consultant is to receive $40,000 cash and 800,000 warrants to purchase the Company’s common stock at an exercise price of $0.625 per share with a contractual term of 5 years.  The warrants are contingently issuable upon the earlier (a) twenty business days after notification by the SEC that any registration statement filed on behalf of the Company has been declared effective or (b) upon a change of control of the Company or (c) upon notification by the Company that it decided not to continue retaining the services of the consultant.  The warrants are fully vested upon issuance.  As of December 31, 2010, the Company paid $20,000 for the consulting services.

In March 2011, in relation to the agreement entered into with a third party to provide various consulting services for the Company in connection with an anticipated filing of a registration statement with the Securities and Exchange Commission, the Company issued 800,000 warrants to purchase common stock at an exercise price of $0.625 per share with a term of 5 years. The warrants became fully vested upon issuance.

Note 6:  Related Party Transactions

Amounts due to shareholder

During 2008, the Company borrowed $150,000 from its shareholder, payable on demand and interest was $1,000.   Of the amount borrowed, $100,000 was repaid during 2008 and the remaining amount was repaid in February 2009.

In July 2009, The Company provided an interest free loan of $40,000 to its shareholder.  The amount was repaid by the shareholder in December 2009.

In February 2010, the Company provided a loan of $100,000 at an annualized interest rate of 3% to its shareholder.  The loan, plus $1,000 in interest, was repaid by the shareholder in July 2010.

Leased administrative facilities

During the 2009 and from January through June of 2010, the Company’s shareholder leased certain administrative facilities to the Company.  Rent expense on the facilities during the years ended December 31, 2010 and 2009 was $1,800 and $3,600, respectively.  In lieu of rental payments, the Company paid for certain repairs and maintenance on the facilities.  Additionally, the Company paid for additional repairs and maintenance and improvements on the facilities totaling $72,885 and $23,315 for the years ended December 31 2010 and 2009, respectively, which was deemed compensation to the Company’s shareholder.  In July 2010 the Company started paying rent of $300 on a month to month basis to a third party for use of the Company’s corporate headquarters.  The Company’s technology office in Kiev, Ukraine was rented on a month to month basis at $1,700 per month.  As of December 31, 2010, there were no future lease commitments related to any lease agreements.

Management fees

During the years ended December 31, 2010 and 2009, the Company paid management fees of $0 and $297,490 to the Company’s shareholder for services rendered to the Company.  During 2009, the Company’s sole shareholder also served as its sole director and its Chief Executive Officer, and his compensation consisted of a combination of salary and management fees.  Compensation was determined based on operating results and liquidity.  During 2010, under the direction of the Company’s current board of directors, the Company did not pay any further management fees to related parties and the Company’s sole shareholder was paid a salary.

Note 7:  Stock-Based Compensation

On November 23, 2010, the Company approved a 2010 Employee Stock Plan and reserved up to 1,360,000 shares of the Company’s common stock for issuance under the plan.

On July 1, 2010, the Company entered into an employment agreement with Richard Harrison, their President and Chief Operating Office.  The employment agreement, which was amended in November 2010 to clarify certain provisions, further provides that Mr. Harrison receive 960,000 options with a four-year vesting period beginning on August 1, 2010 at an exercise price of $0.25.  The options have a ten-year term.

Awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

Year Ended
December 31, 2010
Volatility	68%
Risk-free interest rate	1.8%
Expected term	6.3 years
Forfeiture rate	0%
Dividend yield rate	0%

The volatility used was based on historical volatility of similar sized companies due to lack of historical data of the Company’s stock price.  The risk free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award.  The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110.

Stock option awards are expensed on a straight-line basis over the requisite service period.  During the years ended December 31, 2010 and 2009, the Company recognized expense of $15,659 and $0, respectively. At December 31, 2010, future stock compensation expense (net of estimated forfeitures) not yet recognized was $134,670 and will be recognized over a weighted average remaining vesting period of 3.5 years.  The following summarizes stock option activity for the year ended December 31, 2010:

		Weighted	Weighted	Weighted
		Average	Average	Average	Aggregate
	Number of	Exercise	Fair	Remaining	Intrinsic
	Shares	Price	Value	Contractual Life	Value
Outstanding at December 31, 2009	-
Granted at market price	960,000	$ 0.25	$ 0.16
Exercised	-
Forfeited	-
Outstanding at December 31, 2010	960,000	$ 0.25		9.6	$ -
Exercisable	83,330	$ 0.25		9.6	$ -

Note 8: Subsequent Events

During February and March of 2011, the Company issued and sold 400,000 shares of the Company’s common stock at $0.25 per share.  The sale of the common stock resulted in gross proceeds of $100,000 and net proceeds of approximately $80,000 to the Company after deducting offering costs of an estimated $20,000.

INDEX TO EXHIBITS

SEC Reference Number	Title of Document	Location

3.1	Articles of Incorporation	*
3.2	Bylaws	*
3.3	Plan of Merger	*
10.1	2010 Stock Incentive Plan	*
10.2	Public Financial Services, LLC Agreement	*
10.3	Harrison Employment Agreement	*
14.1	Code of Ethics	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*Incorporated by reference to Registration Statement on Form S-1 filed on December 2, 2010.

All other Exhibits called for by Rule 601 of Regulation S-K are not applicable to this filing. Information pertaining to our common stock is contained in our Certificate of Incorporation and By-Laws.