Form 10-Q
period 2011-03-31
SMTP, Inc.
filed 2011-05-09
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 333-170912

SMTP, Inc.
(Exact name of registrant as specified in its charter)

Delaware	05-0502529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

95 Fulkerson Street Cambridge, Massachusetts	02141
(Address of principal executive offices)	(Zip Code)

617-500-8635
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

i

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  13,840,000 shares of common stock as of May 1, 2011.

ii

SMTP, INC.

iii

PART I – FINANCIAL INFORMATION

Forward-Looking Information

This report on Form 10-Q contains forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “will,” “could” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements.

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Item 1.

Financial Statements.

SMTP, INC.

BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets

Cash and cash equivalents	$ 707,927	$ 591,063
Accounts Receivable	11,524	15,577
Deferred income taxes	175,888	157,962
Other current assets	64,509	28,250
Total current assets	959,848	792,852

Property and equipment, net of accumulated depreciation of $7,047 and $6,555	3,527	4,019
Intangibles, net of accumulated amortization of $6,430 and $6,264	2,570	2,736
Deferred income taxes	775	709
Deposits	69,400	69,400
Total assets	$ 1,036,120	$ 869,716

Liabilities and Shareholder's Equity

Deferred revenue	$ 318,583	$ 297,158
Income taxes payable	-	100,306
Allowance for refunds and chargebacks	5,677	2,166
Accrued expenses and other	72,485	172,282
Total current liabilities	396,745	571,912

Shareholder's equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized,
13,840,000 shares issued and outstanding	13,840	13,440
Additional paid in capital	240,965	57,155
Retained earnings	384,570	227,209

Total shareholder's equity	639,375	297,804

Total liabilities and shareholder's equity	$ 1,036,120	$ 869,716

The accompanying notes are an integral part of these financial statements.

SMTP, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2011	2010

Net revenues	$ 932,258	$ 566,339
Cost of services	195,847	153,060
Gross profit	736,411	413,279
Operating expenses:
Sales and marketing	70,805	64,810
General and administrative	318,370	181,497
Research and development	75,995	46,317

Total operating expenses	465,170	292,624

Operating income:	271,241	120,655
Other income:
Interest income	184	-

Total other income	184	-

Income before income taxes	271,425	120,655
Income tax	(114,064)	(52,270)

Net income	157,361	68,385

Net income (loss) per share:
Basic and diluted	$ 0.01	$ 0.01

Weighted average common shares outstanding
Basic and diluted	13,567,222	13,440,000

The accompanying notes are an integral part of these financial statements.

SMTP, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:

Net income	$ 157,361	$ 68,385
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	658	859
Stock-based compensation	87,394	-
Allowance for refunds and chargebacks	3,511	4,859
Deferred Income Taxes	(17,992)	6,181
Changes in assets and liabilities:
Accounts receivable	4,053	-
Other current assets	(36,259)	-
Income taxes payable	(100,306)	3,941
Accrued expenses and other	(99,797)	13,522
Deferred revenue	21,425	170
Net cash provided by operating activities	20,048	97,917

Cash flows from investing activities:
Purchases of property and equipment	-	(3,164)
Net cash used in by investing activities	-	(3,164)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	96,816	-
Short term loan to shareholder	-	(100,000)
Net cash provided by (used) in financing activities	96,816	(100,000)

Change in cash and cash equivalents	116,864	(5,247)

Cash and cash equivalents, beginning of period	591,063	122,664

Cash and cash equivalents, end of period	$ 707,927	$ 117,417

Supplemental cash flow disclosures:
Cash paid for income taxes	$ 279,362	$ 14,196

The accompanying notes are an integral part of these financial statements.

SMTP, INC.

Notes to the Financial Statements

(unaudited)

Note 1:  Organization and Basis of Presentation

Background

The Company was incorporated in Massachusetts on October 14, 1998 as EMUmail, Inc. and changed its name on April 1, 2010 to SMTP.com, Inc.  The Company focuses on the execution of email delivery for marketing and enterprise application customers.  The Company has customers for both corporate and personal email delivery. The Company’s services are marketed directly by the Company and through reseller partners.

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

Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The accounting policies are described in the “Notes to Financial Statements” in the 2010 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Certain reclassifications have been made to prior period reported amounts to conform to current year presentation.

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

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, statutory tax rates and tax planning opportunities available to the Company in the jurisdictions in which it operates.  This includes recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns to the extent pervasive evidence exists that they will be realized in future periods. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which are expected to be in effect in the years in which the temporary differences are expected to reverse. In accordance with the Company’s income tax policy, significant or unusual items are separately recognized in the quarter in which they occur.

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

Net Income (Loss) Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  The Company’s options and warrants to purchase shares of common stock were excluded from the calculation of net income per share because the average market price of the underlying shares during the period was not greater than the exercise price of the options.  The Company had 2,144,000 and 960,000 outstanding dilutive securities as of March 31, 2011 and December 31, 2010, respectively.

Recently Issued Accounting Standards

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which provides guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. ASU 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. ASU 2009-13 was effective for the first annual reporting period beginning on or after June 15, 2010 and could be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption was permitted provided that the revised guidance was retroactively applied to the beginning of the year of adoption. ASU 2009-13 was effective for the Company on January 1, 2011. The adoption of these amendments did not have any impact on the consolidated financial statements.

Note 2:  Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business.  There are no pending or threatened legal proceedings as of March 31, 2011.

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

On March 23, 2011, in relation to the agreement entered into with a third party to provide various consulting services for the Company, the Company issued 800,000 warrants to purchase common stock at an exercise price of $0.625 per share with a term of 5 years.  The warrants were fully vested at the date of grant and the Company recognized an expense of $73,768 equal to the grant date fair value of the warrants using the following assumptions: volatility of 68%; risk-free interest rate of 2.07%; and expected term of 5 years.  The fair value of the warrants was determined using the Black-Scholes option valuation model. The warrants expire on March 23, 2016 and have a remaining contractual life of 4.98 years as of March 31, 2011.  There are no other warrants outstanding as of March 31, 2011.

As of March 31, 2011, the Company paid $30,000 for the consulting services under the contract.

Note 3:  Shareholders’ Equity

During February and March of 2011, the Company issued and sold 400,000 shares of the Company’s common stock at $0.25 per share.  The sale of the common stock resulted in gross proceeds of $100,000 and net proceeds of $96,816 to the Company after deducting offering costs of $3,184.  The Company has used a portion of, and intends to continue to use, the proceeds of their initial public offering for product development expenses.

Note 4:  Related Party Transactions

Amounts due to shareholder

In February 2010, the Company provided a loan of $100,000 at an annualized interest rate of 3% to its shareholder.  The loan, plus $1,000 in interest, was repaid by the shareholder in July 2010.

Leased administrative facilities

During the first six months of 2010, the Company’s shareholder leased certain administrative facilities to the Company.  Rent expense on the facilities during the three months ended March 31, 2010 was $900.  In lieu of rental payments, the Company paid for certain repairs and maintenance on the facilities.  Additionally, the Company paid for additional repairs and maintenance and improvements on the facilities totaling $19,137 for the three months ended March 31, 2010, which was deemed compensation to the Company’s shareholder.  In July 2010 the Company started paying rent of $300 on a month to month basis to a third party for use of the Company’s corporate headquarters.  The Company’s technology office in Kiev, Ukraine is rented on a month to month basis at $1,700 per month.  As of March 31, 2011, there were no future lease commitments related to any lease agreements.

Note 5:  Stock-Based Compensation

The Company has historically granted stock options to certain vendors and employees.  On January 26, 2011, the Company granted 384,000 stock options at a strike price of $0.25 that vest equally over a four year period.  The grant date fair value of the awards was $54,736 (net of estimated forfeitures of 10%) which was determined using a Black Scholes option pricing model using the following assumptions:  volatility of 68%, risk-free rate of return of 2.4%, stock price of $0.25 and expected term of 6.25 years.  The options expire in 2021.

The volatility used was based on historical volatility of similar sized companies due to lack of historical data of the Company’s stock price.  The risk free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award.  The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110.

Stock option awards are expensed on a straight-line basis over the requisite service period.  During the three months ended March 31, 2011 and 2010, the Company recognized expense of $13,626 and $0, respectively. At March 31, 2011, future stock compensation expense (net of estimated forfeitures) not yet recognized was $160,753 and will be recognized over a weighted average remaining vesting period of 1.9 years.  The following summarizes stock option activity for the three months ended March 31, 2011:

		Weighted	Weighted	Weighted
		Average	Average	Average
	Number of	Exercise	Fair	Remaining
	Shares	Price	Value	Contractual Life
Outstanding at December 31, 2010	960,000	$ 0.25	$ 0.2
Granted at market price	384,000	$ 0.25	0.1
Exercised	-
Forfeited	-
Outstanding at March 31, 2011	1,344,000	$ 0.25	0.2	9.4
Exercisable	133,333	$ 0.25	$ 0.2	9.3

The following table summarizes information about the Company’s stock options at March 31, 2011:

	Exercisable		Unexercisable		Total

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
Range of Exercise Prices	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price

$.25 per share	133,333	$ 0.25	1,210,667	$ 0.25	1,344,000	$ 0.25

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained in this report on Form 10-Q, the matters discussed herein are forward-looking statements. Words such as “anticipates,” “believes,” “expects,” “future,” and “intends,” and similar expressions are used to identify forward-looking statements. These and other statements regarding matters that are not historical are forward-looking statements. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below as well as those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.  This information should also be read in conjunction with our audited historical financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011.

Background Overview

We provide Internet-based services to facilitate email deliverability, including bulk and transactional sending, reputation management, compliance auditing, abuse processing and diagnostics. Our services provide customers with the ability to increase the deliverability of email with less time, cost and complexity than handling it themselves. We believe our growth since inception has been driven by the compelling value proposition for our services. Our stock is publicly traded on the Over-the-Counter Bulletin Board, under the trading symbol SMTP (OTCBB:SMTP).

Results of Operations

Three Months Ended March 31, 2011 and 2010

Three months ended March 31,	Net Revenues	Change from Prior Year	Percent Change from Prior Year

2011	$ 932,258	$ 365,919	64.6%
2010	$ 566,339

Revenues increased for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, due to increased sales of our email service products to consumers.  Revenue growth is attributable primarily to an increase in our number of subscribers of these products.  Most of this growth is attributable to organic growth in our customer base, specifically our larger business users who require dedicated computer and software systems and typically pay a higher average monthly fee.

Three months ended March 31,	Cost of Services	Change from Prior Year	Percent Change from Prior Year

2011	$ 195,847	$ 42,787	28.0%
2010	$ 153,060

Cost of services increased for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 primarily due to increased revenues.  As a percentage of revenues, cost of services were 21% and 27% of net revenues for the three months ended March 31, 2011 and 2010, respectively.  This decrease in cost of services as a percentage of revenues is due to decreased partner share commissions in the three months ended March 31, 2011 as a lower volume of customers were provided by our resellers.  Also, there were specific one-time subcontractor costs for customer technical support that occurred during the three months ended March 31, 2010 that did not occur during the three months ended March 31, 2011.

Three months ended March 31,	Sales and Marketing	Change from Prior Year	Percent Change from Prior Year

2011	$ 70,805	$ 5,995	9.3%
2010	$ 64,810

Sales and marketing expenses increased for the for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 primarily due to our attendance at a trade show in January 2011 that we did not attend in the prior year, slightly offset by decreased spending in general marketing and advertising activities.

Three months ended March 31,	General and Administrative	Change from Prior Year	Percent Change from Prior Year

2011	$ 318,370	$ 136,873	75.4%
2010	$ 181,497

General and administrative expenses increased for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 based on the following:

•

An increase of approximately $121,000 of professional services used in relation to the filing of our registration statement with the Securities and Exchange Commission;

•

An increase in stock compensation expense of approximately $14,000 related to stock options issued; and

•

An increase in other general and administrative expenses of approximately $2,000.

Three months ended March 31,	Research and Development	Change from Prior Year	Percent Change from Prior Year

2011	$ 75,995	$ 29,678	64.1%
2010	$ 46,317

Research and development expenses increased for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 as we utilized more subcontractors devoted to research and development.  Our research and development efforts are focused around expanding our service offerings and improving the functionality of our products.

Three months ended March 31,	Income Tax Expense	Change from Prior Year	Percent Change from Prior Year

2011	$ (114,064)	$ (61,794)	118.2%
2010	$ (52,270)

Changes in our income tax expense related primarily to an increase in pretax income during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, and the effects of temporary differences that vary from year to year.

Three months ended March 31,	Net Income	Change from Prior Year	Percent Change from Prior Year

2011	$ 157,361	$ 88,976	130.1%
2010	$ 68,385

Net income increased for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 primarily due to revenue growth partially offset by increases in cost of services, operating expenses and income taxes related to the growth in our business, each of which is described above.

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

Three Months Ended March 31, 2011 and 2010

Net cash generated by operating activities decreased approximately $78,000, or 80%, to $20,048 for the three months ended March 31, 2011, compared to $97,917 for the three months ended March 31, 2010.  The decrease of cash generated by operating activities was primarily attributable to changes in working capital and other adjustments, the most significant of which was the decrease in 2011 in accrued expenses and income taxes payable of approximately $100,000 and $100,000, respectively, meaning that cash spent was more than the expense recognition by that amount.  We had only modest changes in accrued expense balances during 2010.  The change in working capital was offset by an increase in net income of approximately $89,000.

Net cash used in investing activities was $0 and ($3,164) during the three months ended March 31, 2011, and 2010, respectively, consisting of investments in computers for employees in 2010.

Net cash provided by (used in) financing activities was $96,816 and ($100,000) during the three months ended March 31, 2011 and 2010, respectively.  During February and March of 2011, we issued and sold 400,000 shares of our common stock and received net proceeds of $96,816 after deducting offering costs of $3,184.  In February 2010, we provided a loan of $100,000 to our shareholder.  The loan was repaid by the shareholder in July 2010.

We had net working capital of $563,103 and $220,940 as of March 31, 2011 and December 31, 2010, respectively.  Our net working capital as of March 31, 2011 was primarily attributable to our increased cash, which increased to $707,927 at March 31, 2011 compared to $591,063 at December 31, 2010 and our reduced accrued liabilities, which decreased to $72,485 at March 31, 2011 compared to $172,282 at December 31, 2010.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at March 31, 2011.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2011.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2011 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, our Company sold the following securities without registering the securities under the Securities Act:

Securities issued for services

Date	Security
March 23, 2011

Warrant to purchase 800,000 shares of common stock at $0.625 per share for consulting services. The warrants are for a term of 5 years and were fully vested at the date of grant. The Company recognized an expense of $73,768 equal to the grant date fair value of the warrants using the Black-Scholes option valuation model.

Securities issued pursuant to our Employee Stock Plan

Date	Security
January 26, 2011

Stock Options to purchase 384,000 shares of common stock at $.25 per share. The options are for a term of 10 years and 25% vest annually over a four year period.  Over the vesting period of the options the Company will recognize an expense of $54,736 (net of estimated forfeitures of 10%) equal to the grant date fair value of the options using the Black-Scholes option valuation model.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(2) of the Securities Act since these transactions do not involve any public offering.

Item 3.

Defaults Upon Senior Securities.

Not Applicable.

Item 4.

Reserved.

Not Applicable.

Item 5.

Other Information.

We have retained Interwest Transfer Company, Inc.  to serve as our stock transfer agent. Interwest Transfer Company, Inc. is located at 1981 Murray Holladay Road, Suite 100, Salt Lake City, UT  84117. Mailing address: P.O. Box 17136, Salt Lake City, UT  84117. Phone: (801) 272-9294. Fax: (801) 277-3147.

Item 6.

Exhibits.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMTP, INC.

By:	/s/ Semyon Dukach
Semyon Dukach
Principal Executive Officer

SMTP, INC.

By:	/s/ Semyon Dukach
Semyon Dukach
Principal Financial Officer