Form 10-K/A
period 2010-12-31
SMTP, Inc.
filed 2011-05-23
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Explanatory Note

This Annual Report on Form 10-K/A (the "Amendment") solely modifies Part II, Item 9A (Controls and Procedures) in our Form 10-K for the year ended December 31, 2010, originally filed with the U.S. Securities and Exchange Commission on March 31, 2011 (the "Original Form 10-K"), to include a statement regarding the evaluation of our disclosure controls and procedures that was not included in the Original Form 10-K. All other Items of the Original Form 10-K are unaffected by this Amendment and such Items have not been included in this Amendment. In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certifications by our principal executive and principal financial officers. Certain of the certifications reflect the modification of Part II, Item 9A (Controls and Procedures) contained in this Amendment.

Except as described above, no other changes have been made to the Original Form 10-K. The Original Form 10-K continues to speak as of the date of the Original Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Form 10-K other than as expressly indicated in this Amendment.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended)  as of December 31, 2010.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2010 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 23, 2011.

SMTP, INC.

By:	/s/ Semyon Dukach
Semyon Dukach
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Semyon Dukach
Semyon Dukach /s/ Richard Harrison	Chief Executive Officer, Chief Financial Officer, Director	May 23, 2011
Richard Harrison	President and Chief Operating Officer	May 23, 2011

/s/ Vadim Yasinovsky	Director	May 23, 2011
Vadim Yasinovsky

/s/ Matt Mankins	Director	May 23, 2011
Matt Mankins

/s/ Brad Harkavy	Director	May 23, 2011
Brad Harkavy

/s/ Rens Troost	Director	May 23, 2011
Rens Troost

INDEX TO EXHIBITS

SEC Reference Number	Title of Document	Location

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*Incorporated by reference to the Original Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2011.

All other Exhibits called for by Rule 601 of Regulation S-K are not applicable to this filing. Information pertaining to our common stock is contained in our Certificate of Incorporation and By-Laws.