Form 10-Q
period 2011-06-30
SMTP, Inc.
filed 2011-08-02
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-54309

SMTP, Inc.
(Exact name of registrant as specified in its charter)

Delaware	05-0502529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Broadway, 14th Floor Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)

617-500-8635
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

i

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  13,840,264 shares of common stock as of August 1, 2011.

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

Item 1.

Financial Statements.

SMTP, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets

Cash and cash equivalents	$ 934,527	$ 591,063
Accounts receivable	11,700	15,577
Deferred income taxes	151,765	157,962
Other current assets	34,373	28,250
Total current assets	1,132,365	792,852
Property and equipment, net of accumulated depreciation of
$8,052 and $6,555	50,746	4,019
Intangibles, net of accumulated amortization of $6,764
and $6,264	102,236	2,736
Deferred income taxes	1,047	709
Deposits	29,995	69,400
Total assets	$ 1,316,389	$ 869,716

Liabilities and Shareholders' Equity

Deferred revenue	$ 348,570	$ 297,158
Income taxes payable	80,435	100,306
Allowance for refunds and chargebacks	7,025	2,166
Accrued expenses and other	25,675	172,282
Total current liabilities	461,705	571,912

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
no shares issued or outstanding at June 30, 2011 and December 31, 2010, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized,
13,841,500 and 13,440,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	13,842	13,440
Additional paid in capital	253,344	57,155
Retained earnings	587,498	227,209
Total shareholders' equity	854,684	297,804

Total liabilities and shareholders' equity	$ 1,316,389	$ 869,716

The accompanying notes are an integral part of these condensed financial statements.

SMTP, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net revenues	$ 1,000,555	$ 616,240	$ 1,932,813	$ 1,182,579
Cost of services	181,634	159,979	377,480	313,039
Gross profit	818,921	456,261	1,555,333	869,540
Operating expenses:
Sales and marketing	83,429	82,569	154,234	147,379
General and administrative	248,676	190,826	567,046	372,323
Research and development	102,862	47,948	178,857	94,265

Total operating expenses	434,967	321,343	900,137	613,967

Operating income	383,954	134,918	655,196	255,573
Other income:
Interest income	259	-	443	-

Total other income	259	-	443	-

Income before income taxes	384,213	134,918	655,639	255,573
Provision for income tax	181,286	59,407	295,350	111,677

Net income	202,927	75,511	360,289	143,896

Net income per share:
Basic	$ 0.01	$ 0.01	$ 0.03	$ 0.01
Diluted	$ 0.01	$ 0.01	$ 0.02	$ 0.01

Weighted average common shares outstanding
Basic	13,840,264	13,440,000	13,703,743	13,440,000
Diluted	15,484,904	13,440,000	14,886,013	13,440,000

The accompanying notes are an integral part of these condensed financial statements.

SMTP, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:

Net income	$ 360,289	$ 143,896
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	1,998	1,559
Stock-based compensation	99,775	-
Allowance for refunds and chargebacks	4,859	5,229
Deferred income taxes	5,859	10,404
Changes in assets and liabilities:
Accounts receivable	3,877	-
Other current assets	(6,123)	(69,400)
Deposits	39,405	-
Income taxes payable	(19,871)	58,975
Accrued expenses and other	(146,607)	844
Deferred revenue	51,412	(34,324)
Net cash provided by operating activities	394,873	117,183

Cash flows from investing activities:
Expenditures for intangible assets	(100,000)	-
Purchases of property and equipment	(48,225)	(3,164)
Net cash used in investing activities	(148,225)	(3,164)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	96,816	-
Short term loan to shareholder	-	(100,000)
Net cash provided by (used) in financing activities	96,816	(100,000)

Change in cash and cash equivalents	343,464	14,019

Cash and cash equivalents, beginning of period	591,063	122,664

Cash and cash equivalents, end of period	$ 934,527	$ 136,683

Supplemental cash flow disclosures:
Cash paid for income taxes	$ 309,362	$ 14,196

The accompanying notes are an integral part of these condensed financial statements.

SMTP, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The accounting policies are described in the “Notes to the Financial Statements” in the 2010 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Certain reclassifications have been made to prior reported period amounts to conform to current year presentations.

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

Intangibles

Our intangible assets consist of a domain name and a software license.  All such assets are capitalized at their original cost and amortized over their estimated useful lives.  The Company evaluates its intangibles for impairment whenever events or circumstances indicate that impairment may have occurred in accordance with the provisions of FASB ASC 350 “Goodwill and Other Intangible Assets”.

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

Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  For periods prior to March 31, 2011, the Company’s options and warrants to purchase shares of common stock were excluded from the calculation of net income per share because the average market price of the underlying shares during the period was not greater than the exercise price of the options.

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

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”), which amends ASC 820, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRSs. ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU 2011-04 is effective for reporting periods beginning after December 15, 2011, and is applied prospectively.  The Company is in the process of evaluating the impact that the adoption of ASU 2011-04 will have on the financial statements.

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05). The provisions of ASU 2011-05 amend FASB ASC Topic 220 “Comprehensive Income” to eliminate the current option to present the components of other comprehensive income in the statement of changes in equity, and require the presentation of net income and other comprehensive income (and their respective components) either in a single continuous statement or in two separate but consecutive statements. The amendments do not alter any current recognition or measurement requirements with respect to items of other comprehensive income. ASU 2011-05 is effective for reporting periods beginning after December 15, 2011, with early adoption permitted. The Company is in the process of evaluating the impact that the adoption of ASU 2011-05 will have on the financial statements.

Note 2:

Intangible Assets

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable.  Impairment is determined to exist if the anticipated future cash flow attributable to the asset is less than its carrying value.  The asset is then reduced to the net present value of the anticipated future cash flow.

Domain Name

Domain name represents the cost of an internet domain.  The cost is amortized on the straight-line method over its estimated useful life of fifteen (15) years.

	June 30, 2011	December 31, 2010
Cost basis	$ 9,000	$ 9,000
Less: accumulated amortization	(6,764)	(6,002)
	$ 2,236	$ 2,998

Amortization expense for the three and six months ended June 30, 2011 was $334 and $762 respectively, and for the three and six months ended June 30, 2010 was $334 and $668, respectively.  Estimated amortization expense for each of the ensuing years through December 31, 2014 is $1,336 per year.

Software License

Software license represents an amount paid to a third party for use of their software.  The license will be amortized on the straight-line method over five (5) years.

	June 30, 2011	December 31, 2010
Cost basis	$ 100,000	$ -
Less: accumulated amortization	-	-
	$ 100,000	$ -

The Company has not amortized any of the licenses costs as of June 30, 2011.

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

Note 4:

Net Income Per Share

Computation of net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income (loss) attributable to SMTP.com	$ 202,927	$ 75,511	$ 360,289	$ 143,896

Basic and diluted weighted average common shares outstanding	13,840,264	13,440,000	13,703,743	13,440,000
Add incremental shares for:
Warrants	547,089		330,957
Stock options	1,097,552	-	851,313	-
Diluted weighted average common shares outstanding	15,484,904	13,440,000	14,886,013	13,440,000

Net income (loss) per share:
Basic	$ 0.01	$ 0.01	$ 0.03	$ 0.01
Diluted	$ 0.01	$ 0.01	$ 0.02	$ 0.01

Note 5:

Stock-Based Compensation

The Company has historically granted stock options to certain vendors and employees.  On January 26, 2011, the Company granted 384,000 stock options at a strike price of $0.25 that vest equally over a four year period.  The grant date fair value of the awards was $54,736 (net of estimated forfeitures of 10%) which was determined using a Black-Scholes option pricing model using the following assumptions:  volatility of 68%, risk-free rate of return of 2.4%, stock price of $0.25 and expected term of 6.25 years.  The options expire in 2021.

The volatility used was based on historical volatility of similar sized companies due to lack of historical data of the Company’s stock price.  The risk free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award.  The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110.

Stock option awards are expensed on a straight-line basis over the requisite service period.  During the three and six months ended June 30, 2011, the Company recognized expense of $11,662 and $25,288, respectively, associated with stock option awards.  There was no stock option expense recognized during the three and six months ended

June 30, 2010. At June 30, 2011, future stock compensation expense (net of estimated forfeitures) not yet recognized was $151,222 and will be recognized over a weighted average remaining vesting period of 1.6 years.  The following summarizes stock option activity for the six months ended June 30, 2011:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Fair Value	Weighted- Average Remaining Contractual Term (in years)

	960,000	$ 0.25	$ 0.16
Grants	384,000	0.25	0.16
Forfeitures	-	-	-
Exercises	-	-	-
	1,344,000	$ 0.25	$ 0.16	9.2

	183,333	$ 0.25	$ 0.16	9.0

The intrinsic value of the Company’s stock options outstanding was $1,478,900 at June 30, 2011.

Note 6:

Warrants

On March 23, 2011, in connection with a consulting agreement, the Company issued 800,000 warrants to purchase common stock at an exercise price of $0.625 per share with a term of 5 years.  The warrants were fully vested at the date of grant and the Company recognized an expense of $73,768 equal to the grant date fair value of the warrants using the following assumptions: volatility of 68%; risk-free interest rate of 2.07%; and expected term of 5 years.  The fair value of the warrants was determined using the Black-Scholes option valuation model. The warrants expire on March 23, 2016 and have a remaining contractual life of 4.73 years as of June 30, 2011.  There are no other warrants outstanding as of June 30, 2011.  The intrinsic value of the Company’s warrants outstanding was $580,000 at June 30, 2011.

Note 7:

Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business.  There are no pending or threatened legal proceedings as of June 30, 2011.

Operating Leases and Service Contracts

The Company rents its facilities on a month-to-month basis.  Most of its service contracts are also on a month-to-month basis.  However, the Company entered into a couple of noncancelable service contracts during the three months ended June 30, 2011.   Future minimum payments under noncancelable service contracts are as follows for the years ended December 31:

2011	$ 8,010
2012	16,020
2013	16,020
2014	5,905
2015	-
Thereafter	-
Total	$ 45,955

Note 8:

Related Party Transactions

Amounts Due to Shareholder

In February 2010, the Company provided a loan of $100,000 at an annualized interest rate of 3% to one of its shareholders.  The loan, plus $1,000 in interest, was repaid by the shareholder in July 2010.

Note 9:

Income Taxes

During the quarter ended June 30, 2011, the Company made certain true up entries to reflect the finalization of the tax return for the year ended December 31, 2010 and to adjust the effective tax rate on deferred tax assets.  The effects of these entries were to increase tax expense by $26,197 in the three and six months ended June 30, 2011.

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

Results of Operations

Net Revenues

	Net Revenues
	2011	2010	Change	Percent

Three Months Ended June 30,	$ 1,000,555	$ 616,240	$ 384,315	62%
Six Months Ended June 30,	$ 1,932,813	$ 1,182,579	$ 750,234	63%

Revenues increased for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, due to increased sales of our email service products to consumers.  Revenue growth is attributable primarily to an increase in our number of subscribers of these products.  Most of this growth is attributable to organic growth in our customer base, specifically our larger business users who require dedicated computer and software systems and typically pay a higher average monthly fee.

Cost of Services

	Cost of Services
	2011	2010	Change	Percent

Three Months Ended June 30,	$ 181,634	$ 159,979	$ 21,655	14%
Six Months Ended June 30,	$ 377,480	$ 313,039	$ 64,441	21%

Cost of services increased for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 primarily due to increased revenues.  As a percentage of revenues, cost of services were 18% and 20% of net revenues for the three and six months ended June 30, 2011, respectively, as compared to 26% and 26% for the three and six months ended June 30, 2010, respectively.  This decrease in cost of services as a percentage of revenues is due to decreased partner share commissions during 2011 as a lower volume of customers were provided by our resellers.  Also, there were subcontractor costs for customer technical support that occurred during the three and six months ended June 30, 2010 that did not occur during the three and six months ended June 30, 2011.

Sales and Marketing

	Sales and Marketing
	2011	2010	Change	Percent

Three Months Ended June 30,	$ 83,429	$ 82,569	$ 860	1%
Six Months Ended June 30,	$ 154,234	$ 147,379	$ 6,855	5%

Sales and marketing expenses did not substantially change for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010.  Although we have been able to maintain our marketing budget, we have experienced substantial increases in our net revenues during the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 due to improved marketing and sales strategies.

General and Administrative

	General and Administrative
	2011	2010	Change	Percent

Three Months Ended June 30,	$ 248,676	$ 190,826	$ 57,850	30%
Six Months Ended June 30,	$ 567,046	$ 372,323	$ 194,723	52%

General and administrative expenses increased for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 based on the following:

•

An increase of approximately $37,000 in facilities and other general costs as we develop our infrastructure for future growth;

•

An increase of approximately $48,000 of professional services related to our newly acquired status as a publicly traded company;

•

An increase in stock compensation expense of approximately $12,000 related to stock options issued; partially offset by a

•

A decrease in payroll and related costs of approximately $38,000 as we have reduced payroll due to outsourcing arrangements and improvements in productivity.

Research and Development

	Research and Development
	2011	2010	Change	Percent

Three Months Ended June 30,	$ 102,862	$ 47,948	$ 54,914	115%
Six Months Ended June 30,	$ 178,857	$ 94,265	$ 84,592	90%

Research and development expenses increased for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 as we utilized more subcontractors devoted to research and development.  Our research and development efforts are focused around expanding our service offerings and improving the functionality of our products.

Provision for Income Tax

	Provision for Income Tax
	2011	2010	Change	Percent

Three Months Ended June 30,	$ 181,286	$ 59,407	$ 121,879	205%
Six Months Ended June 30,	$ 295,350	$ 111,677	$ 183,673	164%

Changes in our income tax expense related primarily to an increase in pretax income.  Our effective tax rate was 47% and 45% during the three and six months ended June 30, 2011 as compared to 44% and 44% during the three and six months ended June 30, 2010.  The increase in effective tax rates are due to true-ups to our income tax returns that were filed during the three months ended June 30, 2011.

Net Income

	Net Income
	2011	2010	Change	Percent

Three Months Ended June 30,	$ 202,927	$ 75,511	$ 127,416	169%
Six Months Ended June 30,	$ 360,289	$ 143,896	$ 216,393	150%

Net income increased for the three and six months  ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively, primarily due to revenue growth partially offset by increases in cost of services, operating expenses and income taxes related to the growth in our business, each of which is described above.

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

Net cash generated by operating activities increased approximately $278,000, or 237%, to $394,873 for the six months ended June 30, 2011, compared to $117,183 for the six months ended June 30, 2010.  The increase of cash generated by operating activities was attributable to an increase in net income of $216,000 and an increase in noncash charges of approximately $95,000, partially offset by $38,000 in reductions in working capital and other net operating assets.

Net cash used in investing activities was $(148,225) and $(3,164) during the six months ended June 30, 2011, and 2010, respectively, consisting of investments in computers, servers, other equipment and licensed software.

Net cash provided by (used in) financing activities was $96,816 and $(100,000) during the six months ended June 30, 2011 and 2010, respectively.  During February and March of 2011, we issued and sold 400,000 shares of our common stock and received net proceeds of $96,816 after deducting offering costs of $3,184.  In February 2010, we provided a loan of $100,000 to one of our shareholders.  The loan was repaid by the shareholder in July 2010.

We had net working capital of $670,660 and $220,940 as of June 30, 2011 and December 31, 2010, respectively.  Our increase in net working capital from December 31, 2010 to June 30, 2011  primarily attributable to our increased cash, which increased to $934,527 at June 30, 2011 compared to $591,063 at December 31, 2010 and our reduced accrued liabilities, which decreased to $25,675 at June 30, 2011 compared to $172,282 at December 31, 2010.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at June 30, 2011 or December 31, 2010.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2011.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2011 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.

Defaults Upon Senior Securities.

Not applicable.

Item 4.

Removed and Reserved.

Not applicable.

Item 5.

Other Information.

Not applicable.

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

101.

The following financial information from SMTP, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets (ii) Condensed Statements of Operations (iii) Condensed Statements of Cash Flows, and (iv) the Notes to Condensed Financial Statements.

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
Semyon Dukach
Principal Executive Officer

Dated:  August 2, 2011

SMTP, INC.

By:	/s/ Semyon Dukach
Semyon Dukach
Principal Financial Officer

Dated:  August 2, 2011