Form 10-Q
period 2011-09-30
SMTP, Inc.
filed 2011-11-14
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2011
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

COMMISSION FILE NUMBER: 0-54309

SMTP, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	05-0502529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Broadway, 14th Floor Cambridge, MA 02142

(Address of principal executive offices) (Zip Code)

(617) 500-8635

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required

to file such reports), and (2) has been subject to such filing requirements for the past 90 days.			☑	Yes	☐	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

			☑	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company		☑
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☑	No

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 13,841,500 shares of common stock as of November 1, 2011.

SMTP, INC.

ii

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

ITEM 1.

FINANCIAL STATEMENTS.

SMTP, INC.

CONDENSED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(unaudited)
Assets

Cash and cash equivalents	$1,472,815	$591,063
Accounts receivable	23,446	15,577
Deferred income taxes	155,996	157,962
Other current assets	18,124	28,250
Total current assets	1,670,381	792,852
Property and equipment, net of accumulated depreciation of $9,826 and $6,555	51,096	4,019

Intangibles, net of accumulated amortization of $7,098 and $6,264	101,902	2,736
Deferred income taxes	1,629	709
Deposits	29,995	69,400
Total assets	$1,855,003	$869,716

Liabilities and Shareholders' Equity

Deferred revenue	$341,042	$297,158
Income taxes payable	268,949	100,306
Allowance for refunds and chargebacks	8,123	2,166
Accrued expenses and other	26,320	172,282
Total current liabilities	644,434	571,912

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2011 and December 31, 2010, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,841,500 and 13,440,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	13,842	13,440
Additional paid in capital	265,134	57,155
Retained earnings	931,593	227,209

Total shareholders' equity	1,210,569	297,804

Total liabilities and shareholders' equity	$1,855,003	$869,716

The accompanying notes are an integral part of these financial statements.

SMTP, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net revenues	$1,134,074	$668,701	$3,066,887	$1,851,280
Cost of services	199,856	130,907	577,336	443,946
Gross profit	934,218	537,794	2,489,551	1,407,334
Operating expenses:
Sales and marketing	71,876	55,248	226,109	202,627
General and administrative	206,919	206,146	773,966	578,470
Research and development	77,742	50,761	256,599	145,025

Total operating expenses	356,537	312,155	1,256,674	926,122

Operating income:	577,681	225,639	1,232,877	481,212

Other income:
Interest income	116	1,094	558	1,094

Total other income	116	1,094	558	1,094

Income before income taxes	577,797	226,733	1,233,435	482,306
Provision for income tax	233,701	99,751	529,051	211,428

Net income	$344,096	$126,982	$704,384	$270,878

Net income per share:
Basic	$0.02	$0.01	$0.05	$0.02
Diluted	$0.02	$0.01	$0.05	$0.02

Weighted average common shares outstanding:
Basic	13,841,500	13,440,000	13,750,672	13,440,000
Diluted	15,344,427	13,440,000	15,091,068	13,440,000

The accompanying notes are an integral part of these financial statements.

SMTP, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:

Net income	$704,384	$270,878

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,106	2,431
Stock-based compensation	111,565	-
Allowance for refunds and chargebacks	5,957	5,780
Deferred income taxes	1,046	1,971
Changes in assets and liabilities:
Accounts receivable	(7,869)	-
Other assets	10,126	(69,400
Deposits	39,405	-
Income taxes payable	168,643	167,159
Accrued expenses and other	(145,962)	19,214
Deferred revenue	43,884	(34,564)
Net cash provided by operating activities	935,285	363,469

Cash flows from investing activities:
Expenditures for intangible assets	(100,000)	-
Purchases of property and equipment	(50,349)	(3,164)
Net cash used in investing activities	(150,349)	(3,164)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	96,816	-
Net cash provided by financing activities	96,816	-

Change in cash and cash equivalents	881,752	360,305

Cash and cash equivalents, beginning of period	591,063	122,664

Cash and cash equivalents, end of period	$1,472,815	$482,969

Supplemental cash flow disclosures:
Cash paid for income taxes	$359,362	$42,315

The accompanying notes are an integral part of these financial statements.

SMTP, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1:

Organization and Basis of Presentation

Background

The Company was incorporated in Massachusetts on October 14, 1998 as EMUmail, Inc. and changed its name on April 1, 2010 to SMTP.com, Inc. The Company focuses on the execution of email delivery for marketing and transactional applications. The Company has customers for both corporate and small business email delivery. The Company’s services are marketed directly by the Company and through reseller partners.

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The accounting policies are described in the “Notes to the Financial Statements” in the 2010 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

SMTP, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

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

The Company provides Internet email delivery and related services, including email marketing and transactional email sending, sender reputation management, email complaint processing, and email delivery diagnostics. The Company’s services are offered over various contractual periods for a fixed fee that varies based on a maximum volume of transactions. Revenues are typically paid by clients via credit card, check, PayPal, or wire payments at the inception of the contractual period. Revenue is recognized on a straight-line basis over the contractual period.

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

SMTP, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

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

	September 30, 2011	December 31, 2010

Cost basis	$9,000	$9,000
Less: accumulated amortization	(7,098)	(6,002)
	$1,902	$2,998

Amortization expense for the three and nine months ended September 30, 2011 was $334 and $834 respectively, and for the three and nine months ended September 30, 2010 was $334 and $834, respectively. Estimated amortization expense for each of the ensuing years through December 31, 2013 is $1,336 per year.

Software License

Software license represents an amount paid to a third party for use of their software. The license will be amortized over its expected useful life on the straight-line method over five (5) years.

	September 30, 2011	December 31, 2010

Cost basis	$100,000	$-
Less: accumulated amortization	-	-
	$100,000	$-

The Company has not amortized any of the licenses costs as of September 30, 2011.

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

SMTP, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

Note 4:

Net Income Per Share

Computation of net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income (loss) attributable to SMTP.com	$344,096	$126,982	$704,384	$270,878

Basic and diluted weighted average common shares outstanding	13,841,500	13,440,000	13,750,672	13,440,000
Add incremental shares for:
Warrants	471,390	-	401,317	-
Stock options	1,031,537	-	939,079	-
Diluted weighted average common shares outstanding	15,344,427	13,440,000	15,091,068	13,440,000

Net income (loss) per share:
Basic	$0.02	$0.01	$0.05	$0.02
Diluted	$0.02	$0.01	$0.05	$0.02

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

Stock option awards are expensed on a straight-line basis over the requisite service period. During the three and nine months ended September 30, 2011, the Company recognized expense of $11,790 and $34,947, respectively, associated with stock option awards. There was no stock option expense recognized during the three and nine months ended September 30, 2010. At September 30, 2011, future stock compensation expense (net of estimated forfeitures) not yet recognized was $139,432 and will be recognized over a weighted average remaining vesting period of 1.7 years. The following summarizes stock option activity for the nine months ended September 30, 2011:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Fair Value	Weighted- Average Remaining Contractual Term (in years)

Outstanding at December 31, 2010	960,000	$0.25	$0.16	-
Grants	384,000	0.25	0.16
Forfeitures	-	-	-	-
Exercises	-	-	-	-
Outstanding at September 30, 2011	1,344,000	$0.25	$0.16	8.9

Exerciseable at September 30, 2011	233,333	$0.25	$0.16	8.8

The intrinsic value of the Company’s stock options outstanding was $1,048,320 at September 30, 2011.

SMTP, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

Note 6:

Warrants

On March 23, 2011, in connection with a consulting agreement, the Company issued 800,000 warrants to purchase common stock at an exercise price of $0.625 per share with a term of 5 years. The warrants were fully vested at the date of grant and the Company recognized an expense of $73,768 equal to the grant date fair value of the warrants using the following assumptions: volatility of 68%; risk-free interest rate of 2.07%; and expected term of 5 years. The fair value of the warrants was determined using the Black-Scholes option valuation model. The warrants expire on March 23, 2016 and have a remaining contractual life of 4.5 years as of September 30, 2011.  The intrinsic value of the Company’s warrants outstanding was $324,000 at September 30, 2011.

Note 7:

Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of September 30, 2011.

Operating Leases and Service Contracts

The Company rents its facilities on a month-to-month basis. Most of its service contracts are also on a month-to-month basis. However, the Company entered into a couple of noncancelable service contracts during the nine months ended September 30, 2011.  Future minimum payments under noncancelable service contracts are as follows for the years ended December 31:

2011	$4,605
2012	18,420
2013	18,420
2014	6,905
2015	-
Thereafter	-
Total	$48,350

Note 8:

Related Party Transactions

Amounts Due to Shareholder

In February 2010, the Company provided a loan of $100,000 at an annualized interest rate of 3% to one of its shareholders. The loan, plus $1,000 in interest, was repaid by the shareholder in July 2010.

Note 9:

Income Taxes

During the quarter ended September 30, 2011, the Company recorded an income tax provision of $233,701, which was comprised of a current provision of $238,514 offset by a deferred benefits of $4,813.

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

Background Overview

We provide Internet email delivery and related services, including email marketing and transactional email sending, sender reputation management, email complaint processing, and email delivery diagnostics. Our services provide customers with the ability to increase the deliverability of email with less time, cost and complexity than handling it themselves. We believe our growth since inception has been driven by the compelling value proposition for our services. Our stock is publicly traded on the Over-the-Counter Bulletin Board, under the trading symbol SMTP (OTCBB:SMTP).

Results of Operations

Net Revenues

	Net Revenues
	2011	2010	Change	Percent

Three Months Ended September 30,	$1,134,074	$668,701	$465,373	70%
Nine Months Ended September 30,	$3,066,887	$1,851,280	$1,215,607	66%

Revenues increased for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010, due to increased sales of our email delivery services to consumers. Revenue growth is attributable to an increase in our number of subscribers as well as to organic growth in our customer base, especially among our larger business users who require dedicated computer and software systems and typically pay a higher average monthly fee.

Cost of Services

	Cost of Service
	2011	2010	Change	Percent

Three Months Ended September 30,	$199,856	$130,907	$68,949	53%
Nine Months Ended September 30,	$577,336	$443,946	$133,390	30%

Cost of services increased for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 primarily due to increased revenues. As a percentage of revenues, cost of services were 18% and 19% of net revenues for the three and nine months ended September 30, 2011, respectively, as compared to 20% and 24% for the three and nine months ended September 30, 2010, respectively. This decrease in cost of services as a percentage of revenues is due to decreased partner share commissions during 2011 as a lower volume of customers were provided by our resellers.

Sales and Marketing

	Sales and Marketing
	2011	2010	Change	Percent

Three Months Ended September 30,	$71,876	$55,248	$16,628	30%
Nine Months Ended September 30,	$226,109	$202,627	$23,482	12%

Sales and marketing expenses increased for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 as we have increased our marketing and sales strategies. We have experienced substantial increases in our net revenues during the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 due to these increased marketing and sales strategies.

General and Administrative

	General and Administrative
	2011	2010	Change	Percent

Three Months Ended September 30,	$206,919	$206,146	$773	0%
Nine Months Ended September 30,	$773,966	$578,470	$195,496	34%

General and administrative expenses increased for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 based on the following:

•

An increase of approximately $75,000 in facilities and other general costs as we develop our infrastructure for future growth;

•

An increase of approximately $142,000 of professional services related to our newly acquired status as a publicly traded company;

•

An increase in stock compensation expense of approximately $38,000 related to stock options issued;

•

A decrease in payroll and related costs of approximately $60,000 primarily due to a lower bonus paid to our Chief Executive Officer.

General and administrative expenses remained consistent for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Research and Development

	Reserve and Development
	2011	2010	Change	Percent

Three Months Ended September 30,	$77,742	$50,761	$26,981	53%
Nine Months Ended September 30,	$256,599	$145,025	$111,574	77%

Research and development expenses increased for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 as we utilized more subcontractors devoted to research and development. Our research and development efforts are focused around expanding our service offerings and improving the functionality of our services.

Provision for Income Tax

	Provision for Income Tax
	2011	2010	Change	Percent

Three Months Ended September 30,	$233,701	$99,751	$133,950	134%
Nine Months Ended September 30,	$529,051	$211,428	$317,623	150%

Changes in our income tax expense related primarily to an increase in pretax income. Our effective tax rate was 40% and 43% during the three and nine months ended September 30, 2011 as compared to 44% and 44% during the three and nine months ended September 30, 2010. The changes in effective tax rates are due to adjustments to our income tax returns that were filed during the three months ended June 30, 2011.

Net Income

	Net Income
	2011	2010	Change	Percent

Three Months Ended September 30,	$344,096	$126,982	$217,114	171%
Nine Months Ended September 30,	$704,384	$270,878	$433,506	160%

Net income increased for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010, respectively, primarily due to revenue growth partially offset by increases in cost of services, operating expenses and income taxes related to the growth in our business, each of which is described above.

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

Net cash generated by operating activities increased approximately $572,000, or 157%, to $935,285 for the nine months ended September 30, 2011, compared to $363,469 for the nine months ended September 30, 2010. The increase of cash generated by operating activities was attributable to an increase in net income of $433,506 and an increase in noncash charges of approximately $112,000 and $26,000 in increases in working capital and other net operating assets.

Net cash used in investing activities was $(150,349) and $(3,164) during the nine months ended September 30, 2011, and 2010, respectively, consisting of investments in computers, servers, other equipment and licensed software.

Net cash provided by financing activities was $96,816 and $0 during the nine months ended September 30, 2011 and 2010, respectively. During February and March of 2011, we issued and sold 400,000 shares of our common stock and received net proceeds of $96,816 after deducting offering costs of $3,184. In February 2010, we provided a loan of $100,000 to one of our shareholders. The loan was repaid by the shareholder in July 2010.

We had net working capital of $1,025,947 and $220,940 as of September 30, 2011 and December 31, 2010, respectively. Our increase in net working capital from December 31, 2010 to September 30, 2011 primarily attributable to our increased cash, which increased to $1,472,815 at September 30, 2011 compared to $591,063 at December 31, 2010 and our reduced accrued liabilities, which decreased to $26,320 at September 30, 2011 compared to $172,282 at December 31, 2010.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at September 30, 2011 or December 31, 2010.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2011. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2011 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

101.

The following financial information from SMTP, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets (ii) Condensed Statements of Operations (iii) Condensed Statements of Cash Flows, and (iv) the Notes to Condensed Financial Statements.

Filed herewith

———————

*

Incorporated by reference to Registration Statement on Form S-1 filed on December 2, 2010.

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

Dated: November 14, 2011

SMTP, INC.

By:	/s/ Semyon Dukach
Semyon Dukach
Principal Financial Officer

Dated: November 14, 2011