Form 10-K
period 2011-12-31
SMTP, Inc.
filed 2012-03-30
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-54309

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑       No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☑       No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐       No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $490,725 as of June 30, 2011.

As of March 26, 2012, there were 13,841,500 outstanding shares of the registrant’s common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of stockholders to be held in 2012 are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2011.

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

Business Summary

We provide Internet-based services to facilitate email delivery worldwide. Our services provide customers with the ability to increase the deliverability of email with less time, cost and complexity than handling it themselves. We believe our growth since inception has been driven by the compelling value proposition for our services.

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

2.

Corporate solutions are for larger businesses requiring dedicated computer and software systems with advanced features, proactive reputation management and phone support. Our high volume corporate customers receive more powerful computer and software systems, high speed Internet connectivity, advanced email management features, 24/7 event monitoring and the highest levels of customer support. Corporate customers typically send from 200,000 to many millions of emails each month and pay between $200 and $10,000 per month. As of December 31, 2011, we had approximately 500 corporate customers with the average customer paying us approximately $450 per month.

Sales and Marketing

We sell directly to prospective customers through online advertisements and through marketing agreements with vendors of email marketing software who promote our services to their clients.  Approximately 80% of our customers reach us directly while approximately 20% reach us through third parties. We pay these third parties between 5% and 30% of the revenue generated from their referrals. Aside from fees paid to third parties, our marketing and advertising expenses are not directly related to our level of sales.  There is no direct correlation between revenues and marketing expenses.

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

Our principal competitors include providers of email management services for small to medium size businesses such as AuthSmtp.com, SMTP2Go.com, Sendgrid.com, JangoMail.com, SocketLabs.com, StrongMail.com, ExactTarget.com, CheetahMail.com, ConstantContact.com, iContact.com, MailChimp.com and Bronto.com, larger companies such as Amazon.com, as well as the in-house information technology capabilities of prospective customers.

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

Intellectual Property

Our core message sending technology is built upon Postfix software that is open source and can be used by anyone without cost, as well as on commercial software from Message Systems. We customized various aspects of the software to optimize the speed at which email is delivered.  Customizations to open source software code generally require developers to make their work available at no cost. Since we have created our software by developing extensions which plug into open source software without modifying the open source code, we do not believe there is a risk we could be required to offer our products or make our source code available.  Generally, we spend less than 10% of our sales on research and development activities.

We do not own any patents, trademarks, licenses, franchises or concessions aside from the SMTP.com domain name and SMTP trademark.

Technology

We currently rent Internet servers from providers such as Bocacom, Hostgator, thePlanet, Iweb, Rackspace and Softlayer. Each of these companies have servers in multiple cities in the United States, in Europe, or in Canada. We also have our own servers at Hurricane Electric in Fremont, California. Our disaster recovery strategy is to use back up virtual servers.

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

Employees

We have between three and eight full-time employees at any given time, including:

•

Chief Executive Officer

•

President and Chief Operating Officer

•

Director of North American Sales

•

Assistant to the Chief Executive Officer

We also have several contractors in the United States and approximately 25 to 35 contractors at any given time in Ukraine.

Our Ukraine team includes:

•

Technical Support

•

Systems Engineers

•

Research and Development Engineers

•

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

Our international operations will subject us to additional risks and uncertainties.

Our international operations present unique challenges and risks to our Company.  Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could interfere with our ability to offer our products and services to one or more countries or expose us or our employees to fines and penalties. These laws and regulations include, but are not limited to, tax laws, data privacy and filtering requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Violations of these laws and regulations could result in monetary damages, criminal sanctions against us, our officers, or our employees, and prohibitions on the conduct of our business. Our international operations also subject us to additional foreign currency exchange rate risks and will require additional management attention and resources. Our international operations subject us to other inherent risks, including, but not limited to:

•

the impact of recessions in economies outside of the United States;

•

changes in and differences between regulatory requirements between countries;

•

U.S. and foreign export restrictions, including export controls relating to encryption technologies;

•

reduced protection for and enforcement of intellectual property rights in some countries;

•

potentially adverse tax consequences;

•

difficulties and costs of staffing and managing foreign operations;

•

political and economic instability;

•

tariffs and other trade barriers; and

•

seasonal reductions in business activity.

Our failure to address these risks adequately could materially and adversely affect our business, revenue, results of operations, cash flows and financial condition.

We could be adversely affected by the devaluation of the U.S. Dollar against the Euro and could be adversely affected by the rate of inflation in the European Union.

All of our revenues are currently generated in U.S. Dollars, and inflation in the European Union and/or the devaluation of the U.S. dollar in relation to the Euro may have the effect of increasing the cost in U.S. dollars of financing expenses.  As a result, our U.S. dollar-measured results of operations may be adversely affected. Because exchange rates between the Euro and the U.S. dollar fluctuate continuously, exchange rate fluctuations will have an impact on our profitability and period-to-period comparisons of our results of operations once we begin generating more significant revenues outside the U.S through SMTP International Limited.

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

Our principal competitors include providers of email management services for small to medium size businesses such as AuthSmtp.com, SMTP2Go.com, SendGrid.com, JangoMail.com, SocketLabs.com, StrongMail.com, ExactTarget.com, CheetahMail.com, ConstantContact.com, iContact.com, MailChimp.com and Bronto.com, larger companies such as Amazon.com, as well as the in-house information technology capabilities of prospective customers. Competition could result in reduced sales, reduced margins or the failure of our email marketing product to achieve or maintain more widespread market acceptance, any of which could harm our business. While we do not compete currently with vendors serving larger customers, we may face future competition from these providers if they determine that our target market presents an opportunity for them. We may also experience competition from Internet Service Providers, or ISPs, advertising and direct marketing agencies and other large established businesses, such as Microsoft Corporation, Google Inc. or Yahoo! Inc., possessing large, existing customer bases, substantial financial resources and established distribution channels. If these companies decide to develop, market or resell competitive email marketing products, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. In addition, one or more of these ISPs or other businesses could decide to offer a competitive email marketing product at no cost or low cost in order to generate revenue as part of a larger product offering.

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

We may engage in future acquisitions that could disrupt our business, dilute stockholder value, and harm our business, operating results or financial condition.

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

None of our officers and directors have in-depth accounting or financial reporting backgrounds, which increases the risk we may be unable to comply with all rules and regulations.

Our ability to meet our ongoing reporting requirements on a timely basis will be dependent to a significant degree on advisors and consultants. Our officers and directors have no in-depth accounting or financial reporting backgrounds. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

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

Our officers and directors, in the aggregate, beneficially own approximately or have the right to vote approximately 84.45% of our outstanding common shares on a fully diluted basis. As a result, these stockholders, acting together, have the ability to control substantially all matters submitted to our stockholders for approval including:

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or to prevent fraud.

The United States Securities and Exchange Commission, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company's internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting.  However, as a result of our limited management depth and our failure to hire a separate chief financial officer (Semyon Dukach is our Chairman of the Board, Chief Executive Officer and Principal Accounting Officer), we may have difficulty in implementing our internal controls over our financial reporting.  Furthermore, during the course of the evaluation, documentation and attestation, we may identify deficiencies that management may not be able to remedy in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.  If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls, on an ongoing basis, over financial reporting in accordance with the Sarbanes-Oxley Act.  Moreover, effective internal controls are necessary for our Company to produce reliable financial reports and are important to help prevent fraud.  As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our shares of common stock.

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

A total of 13,441,500 shares of restricted common stock have been issued to certain stockholders, which are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition. Any sales of restricted shares held by these stockholders (after applicable restrictions expire) may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

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

We do not intend to pay cash dividends on our shares of common stock but rather, we intend to finance the development and expansion of our business, delaying or perhaps preventing investors from receiving a return on their shares.

Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares. We intend to retain any future earnings to finance the development and expansion of our business and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None

ITEM 2.

PROPERTIES

We have our corporate headquarters in Cambridge, Massachusetts and support and technology offices in Kiev, Ukraine as well as in Odessa, Ukraine. We rent our 3 offices for approximately $8,000 per month total, or terms of 3 months or shorter. We believe that additional space may be required as our business expands and believe that we can obtain suitable space as needed.

ITEM 3.

LEGAL PROCEEDINGS

We are not aware of any litigation or threatened litigation of a material nature.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our stock trades on the OTC Bulletin Board under the symbol SMTP.

The following table set forth below lists the range of high and low bids for our common stock for each fiscal quarter since May 2, 2011, which is the date that we commenced trading the OTC Bulletin Board. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

			High				Low
		Bid		Ask		Bid		Ask

2011	3rd Quarter	$ -	(1)	$ -	(1)	$ -	(1)	$ -	(1)
	4th Quarter	$ -	(1)	$ -	(1)	$ -	(1)	$ -	(1)

(1)

Reflects that no priced bids or asks were calculated because there was not a minimum of 2 two-sided quotes for our common stock.

Holders

As of the date of this annual report, we have a total of 13,841,500 shares of common stock outstanding, held of record by approximately 53 shareholders. We do not have any shares of preferred stock outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2011.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,318,000	$0.25	1,182,000
Equity compensation plans not approved by security holders (2)	800,000	0.625	0
Total	2,118,000	$0.392	1,182,000

(1)

Reflects our 2010 Stock Incentive Plan for the benefit of our directors, officers, employees and consultants. We  have reserved 2,500,000 shares of common stock for such persons pursuant to that plan.

(2)

Comprised of common stock purchase warrants we issued for services.

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

Recent Sales of Unregistered Securities

During the period covered by this report, our Company issued the following securities without registering the securities under the Securities Act:

Securities issued for services

Date	Security

March 2011	Warrant – right to buy 800,000 shares of common stock at $.625 per share for consulting services.

June 2011	Common stock – 1,500 shares of common stock for $2,850 in services.

Securities issued pursuant to our Employee Stock Plan

Date	Security

January 2011	Stock options – right to buy 384,000 shares of common stock at $.25 per share.

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

Background Overview

We provide Internet-based services to facilitate email delivery. Our services provide customers with the ability to increase the deliverability of email with less time, cost and complexity than handling it themselves. We believe our growth since inception has been driven by the compelling value proposition for our services.

Results of Operations

Year Ended December 31,	Net Revenues	Change from Prior Year	Percent Change from Prior Year

2011	$ 4,279,243	$ 1,543,491	56.4%
2010	$ 2,735,752	$ 2,735,752	#DIV/0!

Revenues increased for the year ended December 31, 2011 as compared to the year ended December 31, 2010, due to increased sales of our email delivery services to consumers.  Revenue growth is attributable primarily to an increase in our number of subscribers of our services.  Most of this growth is attributable to organic growth in our customer base offset by decreases in sales from the resellers of our products.  Our customers generally pay monthly without contacts.  Their fees range from $2 to $6,000 per month.

Year Ended December 31,	Cost of Services	Change from Prior Year	Percent Change from Prior Year

2011	$ 822,790	$ 183,549	28.7%
2010	$ 639,241

Cost of services increased for the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily due to increased revenues.  As a percentage of revenues, cost of services were 19% and 23% of net revenues for the years ended December 31, 2011 and 2010, respectively.  This decrease in cost of services as a percentage of revenues is due to decreased partner share commissions during 2011 as a lower volume of customers were provided by our resellers.  Additionally, there was a slight decrease in support costs as a percentage of revenue as these are fixed costs to support the services we provide.

Year Ended December 31,	Sales and Marketing	Change from Prior Year	Percent Change from Prior Year

2011	$ 361,395	$ 85,146	30.8%
2010	$ 276,249

Sales and marketing expenses increased for the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily attributable to a general growth in our business.  We spent more on advertising and marketing to fuel additional growth, but there is no direct correlation between revenues and marketing expenses.  There was no single marketing campaign or effort that caused a significant fluctuation in our sales and marketing expenses between these periods, however we generally increased our online ad budget in the US as well as globally during 2011, and we had online ads running in 10 different languages.

Year Ended December 31,	General and Administrative	Change from Prior Year	Percent Change from Prior Year

2011	$ 1,168,398	$ 315,868	37.1%
2010	$ 852,530

General and administrative expenses increased for the year ended December 31, 2011 as compared to the year ended December 31, 2010 based on the following:

•

An increase of approximately $162,000 of professional services related to our newly acquired status as a publicly traded company;

•

An increase in stock compensation expense of approximately $34,000 related to options given to our President and other employees; and

•

An increase in other general and administrative expenses of approximately $109,000; and

•

An increase in payroll and related costs of approximately $11,000 primarily due to increased bonuses.

Year Ended December 31,	Research and Development	Change from Prior Year	Percent Change from Prior Year

2011	$ 351,090	$ 125,698	55.8%
2010	$ 225,392

Research and development expenses increased for the year ended December 31, 2011 as compared to the year ended December 31, 2010 as we focus on expanding our service offerings and improving the functionality of our products. In particular we have been building better statistics tracking, and moving customers to a more sophisticated version of our ecosystem.

Year Ended December 31,	Income Tax Expense	Change from Prior Year	Percent Change from Prior Year

2011	$ 670,497	$ 321,748	92.3%
2010	$ 348,749

Changes in our income tax expense related primarily to differences in pretax income during the years ended December 31, 2011 and 2010, respectively, and the effects of certain true ups to our tax returns that vary from year to year.

Year Ended December 31,	Net Income (Loss)	Change from Prior Year	Percent Change from Prior Year

2011	$ 905,632	$ 510,731	129.3%
2010	$ 394,901

Net income increased for the year ended December 31, 2011 as compared to the year ended December 31, 2010 increased primarily due to revenue growth partially offset by increases in cost of services, operating expenses and income taxes related to the growth in our business, each of which is described above.

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

Years Ended December 31, 2011 and 2010

Net cash generated by operating activities increased approximately $969,716, or 206%, to $1,441,279 for the year ended December 31, 2011, compared to $471,563 for the year ended December 31, 2010.  The increase of cash generated by operating activities was primarily attributable to an increase in net income of approximately $510,731.  Cash generated by operating activities also increased by changes in working capital and other adjustments, the most significant of which was an increase in income taxes payable of $287,462 and stock based compensation of $107,696, meaning that cash spent was less than the expense recognition by those amounts.  This was offset by a change in accrued expenses of ($128,769), meaning that cash spent was more than the expense recognition by that amount

Net cash used in investing activities was $150,349 and $3,164 during the year ended December 31, 2011, and 2010, respectively, consisting of the purchase of software licenses and investments in servers and computers for employees.

Net cash provided by financing activities was $96,816 and $0 during the years ended December 31, 2011 and 2010, respectively, consisting of proceeds from the issuance of common stock.  In February 2010, we provided a loan of $100,000 to one of our shareholders. The loan was repaid by the shareholder in July 2010.

We had net working capital of $1,240,515 as of December 31, 2011 and $220,940 as of December 31, 2010.  Our net working capital as of December 31, 2011 was primarily attributable to our increased cash, which increased to $1,978,809 at December 31, 2011 compared to $591,063 at December 31, 2010.  Our net working capital as of December 31, 2010 was primarily attributable to our increased cash, which increased to $591,063 at December 31, 2010 compared to $122,664 at December 31, 2009.

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

New Accounting Pronouncements

Our new accounting pronouncements are disclosed in the Notes to the Financial Statements. We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our principal executive officer and principal financial officer reviewed and participated in this evaluation. Based on this evaluation, our Company made the determination that its disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

The Company's internal control over financial reporting includes policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and controls may become inadequate if conditions change. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s attestation in this annual report.

Changes in Company Internal Controls

No change in our Company’s internal control over financial reporting occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2012.

SMTP, INC.

By:	/s/ Semyon Dukach
Semyon Dukach
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Semyon Dukach
Semyon Dukach /s/ Richard Harrison	Chief Executive Officer, Chief Financial Officer, Director	March 30, 2012
Richard Harrison	President and Chief Operating Officer	March 30, 2012

/s/ Vadim Yasinovsky	Director	March 30, 2012
Vadim Yasinovsky

/s/ Matt Mankins	Director	March 30, 2012
Matt Mankins

/s/ Brad Harkavy	Director	March 30, 2012
Brad Harkavy

/s/ Rens Troost	Director	March 30, 2012
Rens Troost

Report of Independent Registered Public Accounting Firm

To the Board of Directors

SMTP, Inc.

We have audited the accompanying balance sheets of SMTP, Inc. (the Company) as of December 31, 2011 and 2010, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMTP, Inc as of  December 31, 2011 and 2010 and the results of its operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ McConnell & Jones, LLP

Houston, Texas

March 28, 2012

3040 Post Oak Blvd., Suite 1600
Houston, TX  77056
Phone:  713.968.1600

WWW.MCCONNELLJONES.COM

SMTP, INC.

CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

Assets

Cash and cash equivalents	$ 1,978,809	$ 591,063
Accounts receivable	4,226	15,577
Deferred income taxes	206,283	157,962
Other current assets	26,042	28,250
Total current assets	2,215,360	792,852
Property and equipment, net of accumulated depreciation of
$11,608 and $6,555	149,315	4,019
Intangibles, net of accumulated amortization of $7,432
and $6,002	1,568	2,736
Deferred income taxes	2,214	709
Deposits	29,995	69,400
Total assets	$ 2,398,452	$ 869,716

Liabilities and Shareholders' Equity

Deferred revenue	$ 335,425	$ 297,158
Income taxes payable	458,631	100,306
Allowance for refunds and chargebacks	7,202	2,166
Accrued expenses and other	173,587	172,282
Total current liabilities	974,845	571,912

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
no shares issued or outstanding at December 31, 2011 and December 31, 2010, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized,
13,841,500 and 13,440,000 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	13,842	13,440
Additional paid in capital	276,924	57,155
Retained earnings	1,132,841	227,209
Total shareholders' equity	1,423,607	297,804

Total liabilities and shareholders' equity	$ 2,398,452	$ 869,716

See accompanying notes to the financial statements

SMTP, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010

Net revenue	$ 4,279,243	$ 2,735,752
Cost of services	822,790	639,241
Gross profit	3,456,453	2,096,511
Operating expenses:
Sales and marketing	361,395	276,249
General and administrative	1,168,398	852,530
Research and development	351,090	225,392

Total operating expenses	1,880,883	1,354,171

Operating income:	1,575,570	742,340
Other income:
Interest income	559	1,310

Total other income	559	1,310

Income before income taxes	1,576,129	743,650
Provision for income tax	670,497	348,749

Net income	$ 905,632	$ 394,901

Net income per share:
Basic	$ 0.07	$ 0.03
Diluted	$ 0.06	$ 0.03

Weighted average common
shares outstanding:
Basic	13,773,566	13,440,000
Diluted	15,154,264	13,440,000

See accompanying notes to the financial statements

SMTP, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

				Retained Earnings
	Common Stock		Additional	(Accumulated
	Shares	Amount	Paid in Capital	Deficit)	Total

Balance, December 31, 2009	13,440,000	$ 13,440	$ 41,496	$ (167,692)	$ (112,756)
Stock based compensation - stock options	-	-	15,659	-	15,659
Net Income	-	-	-	394,901	394,901
Balance, December 31, 2010	13,440,000	$ 13,440	$ 57,155	$ 227,209	$ 297,804
Stock based compensation - stock options	-	-	46,737	-	46,737
Warrant for services rendered	-	-	73,768	-	73,768
Issuance of common stock, net of issuance costs	400,000	400	96,416	-	96,816
Shares issued for services rendered	1,500	2	2,848	-	2,850
Net Income	-	-	-	905,632	905,632
Balance, December 31, 2011	13,841,500	$ 13,842	$ 276,924	$ 1,132,841	$ 1,423,607

See accompanying notes to the financial statements

SMTP, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010
Cash flows from operating activities:

Net income	$ 905,632	$ 394,901
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	6,221	3,128
Stock-based compensation	123,355	15,659
Allowance for refunds and chargebacks	5,036	(7,543)
Deferred income taxes	(49,826)	4,588
Changes in assets and liabilities:
Accounts receivable	11,351	(15,577)
Other assets	2,208	(97,650)
Deposits	39,405	-
Income taxes payable	358,325	70,863
Accrued expenses and other	1,305	130,074
Deferred revenue	38,267	(26,880)
Net cash provided by operating activities	1,441,279	471,563

Cash flows from investing activities:
Purchases of property and equipment	(150,349)	(3,164)
Net cash used in investing activities	(150,349)	(3,164)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	96,816	-
Proceeds from shareholder	-	100,000
Repayments of amount due to shareholder	-	(100,000)

Net cash provided by financing activities	96,816	-

Change in cash and cash equivalents	1,387,746	468,399

Cash and cash equivalents, beginning of period	591,063	122,664

Cash and cash equivalents, end of period	$ 1,978,809	$ 591,063

Supplemental cash flow disclosures:
Cash paid for income taxes	$ 359,362	$ 273,315

See accompanying notes to the financial statements

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

Intangibles

Our intangible assets consist of a domain name. All such assets are capitalized at their original cost and amortized over their estimated useful lives. The Company evaluates its intangibles for impairment whenever events or circumstances indicate that impairment may have occurred in accordance with the provisions of FASB ASC 350 “Goodwill and Other Intangible Assets”.

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

In 2011 the Company paid $100,000 to a third party for a software license which has been categorized as software within property and equipment.  The license will be depreciated over its expected useful life on the straight-line method over five (5) years.  As of December 31, 2011, the license had not been placed into service.

Estimated useful lives are as follows:

Computing equipment	3 years
Software	5 years

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents. At December 31, 2011 and 2010, the Company had substantially all cash balances at financial institutions within federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the years ended December 31, 2011, and 2010, there were no customers that accounted for more than 10% of total revenue.

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

Net Income (Loss) Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  For the year ended December 31, 2010, the Company’s options and warrants to purchase shares of common stock were excluded from the calculation of net income per share because the average market price of the underlying shares during the period was not greater than the exercise price of the options.

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements (“ASU 2011-04”) in GAAP and International Financial Reporting Standards (“IFRS”). Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The Company does not believe that the adoption of this guidance will have a material impact on the financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Since ASU 2011-05 only amends the disclosure requirements concerning comprehensive income, the adoption of ASU 2011-05 will not affect the consolidated financial position, results of operations or cash flows of the Company.

Note 3: Intangible Assets

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

	December 31, 2011	December 31, 2010

Cost basis	$ 9,000	$ 9,000
Less: accumulated amortization	(7,432)	(6,002)
	$ 1,568	$ 2,998

Amortization expense for the year ended December 31, 2011 and 2010 was $1,168 and $834 respectively. Estimated amortization expense for each of the ensuing years through December 31, 2013 is $1,336 per year.

Note 4: Shareholders’ Equity

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

Note 5: Net Income Per Share

Computation of net income per share is as follows:

	Year Ended December 31,
	2011	2010

Net income attributable to SMTP.com	$ 905,632	$ 394,901

Basic weighted average common shares outstanding	13,773,566	13,440,000
Add incremental shares for:
Warrants	423,085
Stock options	957,613	-
Diluted weighted average common shares outstanding	15,154,264	13,440,000

Net income (loss) per share:
Basic	$ 0.07	$ 0.03
Diluted	$ 0.06	$ 0.03

Note 6:  Income Taxes

The Company has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Income taxes for years ended December 31, is summarized as follows:

	2011	2010

Current provision	$ 720,323	$ 344,178
Deferred provision (benefit)	(49,826)	4,571
Net income tax provision	$ 670,497	$ 348,749

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	2011		2010
	Amount	Percent	Amount	Percent

Federal statutory rates	$ 535,884	34%	$ 252,841	34%
State income taxes	98,823	6%	70,647	10%
Other	29,598	2%	23,027	3%
Permanent differences	6,192	0%	2,234	0%
Effective rate	$ 670,497	42%	$ 348,749	47%

The following is a summary of the components of the Company’s deferred tax assets:

	2011	2010
Deferred tax assets (liabilities) - current:
Accounts receivable	$ (9,655)	$ -
Prepaid Expenses	(7,667)	-
Stock-based compensation	26,275	6,306
Provisions and accruals	62,254	19,868
Deferred revenue	135,076	119,666
Total current deferred tax assets (liabilities)	206,283	145,840
Deferred tax assets (liabilities) - long-term:
Plant and equipment	2,216	711
Total net deferred tax assets	$ 208,499	$ 146,551

As of December 31, 2011, the Company did not have tax operating loss carry forwards.  No valuation allowances have been established for deferred tax assets based on a “more likely than not” threshold. The ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carry forward periods provided in the tax law, which management estimate they will.

We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

•

Future reversal of existing taxable temporary differences;

•

Taxable income or loss, based on recent results, exclusive of reversing temporary differences and carry forwards; and

•

Tax-planning strategies.

Note 7:  Related Party Transactions

Amounts due to shareholder

In February 2010, the Company provided a loan of $100,000 at an annualized interest rate of 3% to its shareholder.  The loan, plus $1,000 in interest, was repaid by the shareholder in July 2010.

Leased administrative facilities

During 2009 and from January through June of 2010, the Company’s then sole shareholder leased certain administrative facilities to the Company.  Rent expense on the facilities during the years ended December 31, 2011 and 2010 was $0 and $1,800, respectively.  In lieu of rental payments, the Company paid for certain repairs and maintenance on the facilities.  Additionally, the Company paid for additional repairs and maintenance and improvements on the facilities totaling $0 and $72,885 for the years ended December 31 2011 and 2010, respectively, which was deemed compensation to the Company’s shareholder.  In July 2010 the Company started paying rent of $300 on a month to month basis to a third party for use of the Company’s corporate headquarters.  As of December 31, 2011, the Company pays approximately $8,000 per month in total rent for 3 offices in Cambridge, MA, Kiev, Ukraine, and Odessa, Ukraine, under lease agreements between one and three months.

Note 8: Warrants

On March 23, 2011, in connection with a consulting agreement, the Company issued 800,000 warrants to purchase common stock at an exercise price of $0.625 per share with a term of 5 years. The warrants were fully vested at the date of grant and the Company recognized an expense of $73,768 equal to the grant date fair value of the warrants using the following assumptions: volatility of 68%; risk-free interest rate of 2.07%; and expected term of 5 years. The fair value of the warrants was determined using the Black-Scholes option valuation model. The warrants expire on March 23, 2016 and have a remaining contractual life of 4.2 years as of December 31, 2011.  The intrinsic value of the Company’s warrants outstanding was $380,000 at December 31, 2011.

Note 9:  Stock-Based Compensation

On November 23, 2010, the Company approved a 2010 Employee Stock Plan and reserved up to 1,360,000 shares of the Company’s common stock for issuance under the plan.

On April 29, 2011, the Company increased the number of shares of the Company’s common stock available for issuance under the plan from 1,360,000 to 2,500,000.

On July 1, 2010, the Company entered into an employment agreement with Richard Harrison, its President and Chief Operating Officer.  The employment agreement, which was amended in November 2010 to clarify certain provisions, further provides that Mr. Harrison receive 960,000 options with a four-year vesting period beginning on August 1, 2010 at an exercise price of $0.25.  The options have a ten-year term.

The Company has historically granted stock options to certain vendors and employees. On January 26, 2011, the Company granted 384,000 stock options at a strike price of $0.25 that vest equally over a four year period. The grant date fair value of the awards was $54,736.  The options expire in 2021.

Awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2011	2010
Volatility	68%	68%
Risk-free interest rate	2.40%	1.80%
Expected term	6.3 years	6.3 years
Forfeiture rate	10%	0%
Dividend yield rate	0%	0%

The volatility used was based on historical volatility of similar sized companies due to lack of historical data of the Company’s stock price.  The risk free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award.  The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110.

Stock option awards are expensed on a straight-line basis over the requisite service period.  During the years ended December 31, 2011 and 2010, the Company recognized expense of $46,737 and $15,659, respectively. At December 31, 2011, future stock compensation expense (net of estimated forfeitures) not yet recognized was $127,642 and will be recognized over a weighted average remaining vesting period of 1.3 years.  The following summarizes stock option activity for the year ended December 31, 2011:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Fair Value	Weighted- Average Remaining Contractual Term (in years)

Outstanding at December 31, 2010	960,000	$ 0.25	$ 0.16
Granted at market price	384,000	0.25	0.16
Exercised		-	-
Forfeited	(26,000)	-	-
Outstanding at December 31, 2011	1,318,000	$ 0.25	$ 0.16	8.7

Exerciseable at December 31, 2011	283,333	$ 0.25	$ 0.16	8.5

The following summarizes information about the Company’s stock options at December 31, 2011:

	Exercisable		Unexercisable		Total

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
Range of Exercise Prices	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price

$.25 per share	283,333	$ 0.25	1,034,667	0.25	1,318,000	$ 0.25

The intrinsic value of the Company’s stock options outstanding was $1,120,300 at December 31, 2011.

Note 10:  Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business.  There are no pending or threatened legal proceedings as of December 31, 2011.

Operating Leases and Service Contracts

The Company rents its facilities on a month-to-month or quarter-to-quarter basis. Most of its service contracts are also on a month-to-month basis. However, the Company entered into several noncancelable service contracts during the year ended December 31, 2011.  Future minimum payments under noncancelable service contracts are as follows for the years ended December 31:

2012	18,420
2013	18,420
2014	6,905
2015	-
2016	-
Thereafter	-
Total	$ 43,745

Employment Agreement

On July 1, 2010, the Company entered into an employment agreement with Richard Harrison, their President and Chief Operating Office.  Under the terms of the agreement, Mr. Harrison will receive an annual base salary of $175,000 in years one and two of his service to the Company.  The employment agreement also provides that Mr. Harrison be entitled to an annual bonuses of $75,000 and $125,000 for years one and two, respectively.  The bonuses are based upon meeting a percentage of the Company’s quarterly growth goal and are to be paid quarterly and proportional to growth goal attainment for both under and overachievement.  The employment agreement provides that a review by the Chief Executive Officer and Chairman and possibly a board committee for compensation plan will occur in July 2011, which will review performance and set overall compensation plan structure for the third and future years of service.  The employment agreement, which was amended in November 2010 to clarify certain provisions, further provides that Mr. Harrison receive 960,000 options with a four-year vesting period beginning on August 1, 2010 at an exercise price of .25.  The options have a ten-year term (see Note 9: Stock-Based Compensation).

Consulting Services

On July 15, 2010, the Company entered into an agreement with a third party to provide various consulting services for the Company in connection with an anticipated filing of a registration statement with the Securities and Exchange Commission.  Under the terms of the agreement, which was amended in November 2010 to clarify certain provisions, the consultant is to receive $40,000 cash and 800,000 warrants to purchase the Company’s common stock at an exercise price of $0.625 per share with a contractual term of 5 years.  The warrants are contingently issuable upon the earlier (a) twenty business days after notification by the SEC that any registration statement filed on behalf of the Company has been declared effective or (b) upon a change of control of the Company or (c) upon notification by the Company that it decided not to continue retaining the services of the consultant.  The warrants are fully vested upon issuance.  As of December 31, 2011, the Company paid $40,000 for the consulting services.

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

In June 2011 the Company entered into a consulting agreement with a third party and issued 1,500 shares of common stock for $2,850 in services.

Note 11: Subsequent Events

On January 12, 2012 Matt Mankins resigned from the board of directors.  On January 12, 2012, the Company’s board of directors appointed Mark S. Dailey as a member of the board of directors.

Pursuant to the Company’s 2010 Employee Stock Incentive Plan, on January 23, 2012, the Company granted 683,000 stock options at an exercise price of $1.59 per share that vest equally over four years and expire January 22, 2022. Also on January 23, 2012, a Board resolution calling for an annual stipend of $10,000 for each independent director was approved.

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