Form 10-Q
period 2012-03-31
SMTP, Inc.
filed 2012-05-15
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2012
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  13,841,500 shares of common stock as of May 1, 2012.

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Item 1.

Financial Statements.

SMTP, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
Assets

Cash and cash equivalents	$ 1,862,951	$ 1,978,809
Accounts receivable	50,881	4,226
Deferred income taxes	153,320	206,283
Other current assets	35,129	26,042
Total current assets	2,102,281	2,215,360
Property and equipment, net of accumulated depreciation of
$13,390 and $11,608	147,533	149,315
Intangibles, net of accumulated amortization of
$7,766 and $7,432	1,234	1,568
Deferred income taxes	2,741	2,214
Deposits	29,995	29,995
Total assets	$ 2,283,784	$ 2,398,452

Liabilities and Shareholders' Equity

Deferred revenue	$ 358,138	$ 335,425
Income taxes payable	175,285	458,631
Allowance for refunds and chargebacks	8,291	7,202
Accrued expenses and other	83,610	173,587
Total current liabilities	625,324	974,845

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,841,500 shares issued and outstanding at March 31, 2012 and December 31, 2011	13,842	13,842
Additional paid in capital	306,952	276,924
Retained earnings	1,337,666	1,132,841
Total shareholders' equity	1,658,460	1,423,607

Total liabilities and shareholders' equity	$ 2,283,784	$ 2,398,452

See accompanying notes to the financial statements

SMTP, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2012	2011

Net revenue	$ 1,247,414	$ 932,258
Cost of services	306,347	195,847
Gross profit	941,067	736,411
Operating expenses:
Sales and marketing	226,775	70,805
General and administrative	278,657	318,370
Research and development	113,598	75,995

Total operating expenses	619,030	465,170

Operating income:	322,037	271,241
Other income:
Interest income	-	184
Total other income	-	184

Income before income taxes	322,037	271,425
Provision for income tax	117,212	114,064

Net income	$ 204,825	$ 157,361

Net income per share:
Basic	$ 0.01	$ 0.01
Diluted	$ 0.01	$ 0.01

Weighted average common
shares outstanding:
Basic	13,841,500	13,567,222
Diluted	15,431,961	13,567,222

See accompanying notes to the financial statements

SMTP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:

Net income	$ 204,825	$ 157,361
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	2,116	658
Stock-based compensation	30,028	87,394
Allowance for refunds and chargebacks	1,089	3,511
Deferred income taxes	52,436	(17,992)
Changes in assets and liabilities:
Accounts receivable	(46,655)	4,053
Other assets	(9,087)	(36,259)
Income taxes payable	(283,346)	(100,306)
Accrued expenses and other	(89,977)	(99,797)
Deferred revenue	22,713	21,425
Net cash provided by (used in) operating activities	(115,858)	20,048

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	-	96,816
Net cash provided by financing activities	-	96,816

Change in cash and cash equivalents	(115,858)	116,864

Cash and cash equivalents, beginning of period	1,978,809	591,063

Cash and cash equivalents, end of period	$ 1,862,951	$ 707,927

Supplemental cash flow disclosures:
Cash paid for income taxes	$ 348,122	$ 279,362

See accompanying notes to the financial statements

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The accounting policies are described in the “Notes to Financial Statements” in the 2011 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Note 2:  Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business.  There are no pending or threatened legal proceedings as of March 31, 2012.

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

On March 23, 2011, in relation to the agreement entered into with a third party to provide various consulting services for the Company, the Company issued 800,000 warrants to purchase common stock at an exercise price of $0.625 per share with a term of 5 years.  The warrants were fully vested at the date of grant and the Company recognized an expense of $73,768 equal to the grant date fair value of the warrants using the following assumptions: volatility of 68%; risk-free interest rate of 2.07%; and expected term of 5 years.  The fair value of the warrants was determined using the Black-Scholes option valuation model. The warrants expire on March 23, 2016 and have a remaining contractual life of four years as of March 31, 2012.  There are no other warrants outstanding as of March 31, 2012.

During fiscal year December 31, 2011, the Company paid $40,000 for the consulting services under the contract.

Operating Leases and Service Contracts

The Company rents its facilities on a month-to-month basis. Most of its service contracts are also on a month-to-month basis. Future minimum payments under noncancelable service contracts are as follows for the years ended December 31:

2012	13,815
2013	18,420
2014	6,905
2015	-
2016	-
Thereafter	-
Total	$ 39,140

Change in Officers and Employment Agreements

On May 1, 2012, Mr. William Morrison resigned as the Vice President of Engineering of the Company. As a result of his departure, Mr. Morrison also resigned as an officer of the Company. Mr. Morrison did not receive any severance as part of his resignation. Of the 100,000 options granted on January 26, 2011, 25,000 vested and 75,000 remained unvested and were forfeited.

Note 3:  Shareholders’ Equity

During February and March of 2011, the Company issued and sold 400,000 shares of the Company’s common stock at $0.25 per share.  The sale of the common stock resulted in gross proceeds of $100,000 and net proceeds of $96,816 to the Company after deducting offering costs of $3,184.

Note 4: Net Income Per Share

Computation of net income per share is as follows:

	Three Months Ended March 31,
	2012	2011

Net income attributable to SMTP.com	$ 204,825	$ 157,361

Basic weighted average common shares outstanding	13,841,500	13,567,222
Add incremental shares for:
Warrants	516,688
Stock options	1,073,773	-
Diluted weighted average common shares outstanding	15,431,961	13,567,222

Net income per share:
Basic	$ 0.01	$ 0.01
Diluted	$ 0.01	$ 0.01

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

On January 23, 2012, the Company granted 533,000 stock options at a strike price of $1.59 that vest equally over a four year period.  The grant date fair value of the awards was $394,625 (net of estimated forfeitures of 10%) which was determined using a Black Scholes option pricing model using the following assumptions:  volatility of 54%, risk-free rate of return of 1.2%, stock price of $1.59 and expected term of 6.25 years.  The options expire in 2022.

The volatility used was based on historical volatility of similar sized companies due to lack of historical data of the Company’s stock price.  The risk free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award.  The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110.

Stock option awards are expensed on a straight-line basis over the requisite service period.  During the three months ended March 31, 2012 and 2011, the Company recognized expense of $30,028 and $13,626, respectively. At March 31, 2012, future stock compensation expense (net of estimated forfeitures) not yet recognized was $492,238 and will be recognized over a weighted average remaining vesting period of 2.03 years.  The following summarizes stock option activity for the three months ended March 31, 2012:

		Weighted	Weighted	Weighted
		Average	Average	Average
	Number of	Exercise	Fair	Remaining
	Shares	Price	Value	Contractual Life
Outstanding at December 31, 2011	1,318,000	$ 0.25	$ 0.16
Granted at market price	533,000	1.59	0.82
Exercised	-
Forfeited	-
Outstanding at March 31, 2012	1,851,000	0.64	0.35	8.8
Exercisable	422,833	$ 0.25	$ 0.16	8.4

The following table summarizes information about the Company’s stock options at March 31, 2012:

	Exercisable		Unexercisable		Total

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
Range of Exercise Prices	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price

$.25 per share	422,833	$ 0.25	895,167	0.25	1,318,000	$ 0.25
$1.59 per share	-	-	533,000	1.59	533,000	$ 1.59

Note 6: Income Taxes

During the quarter ended March 31, 2012, the Company recorded an income tax provision of $117,212, which was comprised of a current provision of $64,776 and a deferred provision of $52,436.

Note 7: Subsequent Events

On April 26, 2012, the Company announced it would distribute up to $1.9 million in cash to its shareholders in the form of a Special Dividend on May 31, 2012 for shareholders of record as of May 21, 2012. Additionally, the Company intends to commence the payment of a regular quarterly dividend to its common stockholders, initially in the amount of $200,000 per quarter, which will be included with the special dividend payment and will be paid on May 31, 2012 to the same special dividend Record Date shareholders. The initial quarterly dividend represents approximately 90% of one fiscal quarter of the Company’s 2011 net after tax earnings.

On April 30, 2012 William Heath Morrison resigned as the registrant’s VP of Engineering. Mr. Morrison did not serve on the registrant’s board of directors.

On May 8, 2012 the Company filed with the Securities Exchange Commission form S-1 for the registration of their Common Stock, $.001 par value.  The amount of shares to be registered was 800,000. On May 9, 2012, the warrant to purchase 800,000 shares of common stock at an exercise price of $.625 per share was exercised with total proceeds to the Company of $500,000.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained in this report on Form 10-Q, the matters discussed herein are forward-looking statements. Words such as “anticipates,” “believes,” “expects,” “future,” and “intends,” and similar expressions are used to identify forward-looking statements. These and other statements regarding matters that are not historical are forward-looking statements. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below as well as those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.  This information should also be read in conjunction with our audited historical financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 30, 2012.

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

Results of Operations

Three Months Ended March 31, 2012 and 2011

Three Months Ended March 31,	Net Revenues	Change from Prior Year	Percent Change from Prior Year

2012	$ 1,247,414	$ 315,156	33.8%
2011	$ 932,258

Revenues increased for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, due to increased sales of our email service products to consumers.  Revenue growth is attributable primarily to an increase in our number of subscribers of these products.  Most of this growth is by organic growth in our customer base, specifically our larger business users who require dedicated computer and software systems and typically pay a higher average monthly fee.

Three Months Ended March 31,	Cost of Services	Change from Prior Year	Percent Change from Prior Year

2012	$ 306,347	$ 110,500	56.4%
2011	$ 195,847

Cost of services increased for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily due to increased revenues.  As a percentage of revenues, cost of services were 25% and 21% of net revenues for the three months ended March 31, 2012 and 2011, respectively.  This increase in cost of services as a percentage of revenues is due to increased use of subcontractors in network operations and support offset by decreased reseller partner share commissions.

Three Months Ended March 31,	Sales and Marketing	Change from Prior Year	Percent Change from Prior Year

2012	$ 226,775	$ 155,970	220.3%
2011	$ 70,805

Sales and marketing expenses increased for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.  We spent more on online advertising and marketing and website support to fuel additional growth, but there was no direct correlation between revenues and marketing expenses.  Additionally, we increased our sales and marketing workforce through increased employees and subcontractors.

Three Months Ended March 31,	General and Administrative	Change from Prior Year	Percent Change from Prior Year

2012	$ 278,657	$ (39,713)	(12.5)%
2011	$ 318,370

General and administrative expenses decreased for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 based on the following:

•

A decrease of approximately $87,000 of professional services due to the filing of our registration statement with the Securities and Exchange Commission in 2011;

•

An increase in stock compensation expense of approximately $16,000 related to stock options issued;

•

An increase payroll and benefits of approximately $11,000; and

•

An increase in other general and administrative expense of approximately $20,000.

Three Months Ended March 31,	Research and Development	Change from Prior Year	Percent Change from Prior Year

2012	$ 113,598	$ 37,603	49.5%
2011	$ 75,995

Research and development expenses increased for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 as we utilized more subcontractors devoted to research and development.  Our research and development efforts are focused around expanding our service offerings and improving the functionality of our products.

Three Months Ended March 31,	Income Tax Benefit (Expense)	Change from Prior Year	Percent Change from Prior Year

2012	$ (117,212)	$ 3,148	(2.8)%
2011	$ (114,064)

Changes in our income tax expense related primarily to an increase in pretax income during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, and the effects of temporary differences that vary from year to year.

Three Months Ended March 31,	Net Income (Loss)	Change from Prior Year	Percent Change from Prior Year

2012	$ 204,825	$ 47,464	30.2%
2011	$ 157,361

Net income increased for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily due to revenue growth partially offset by increases in cost of services and operating expenses related to the growth in our business, each of which is described above.

Liquidity and Capital Resources

Sources and Uses of Cash

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

Analysis of Cash Flows

Three Months Ended March 31, 2012 and 2011

Net cash generated by operating activities decreased by $135,906, or 678%, to $(115,858) for the three months ended March 31, 2012, compared to $20,048 for the three months ended March 31, 2011.  The decrease of cash generated by operating activities was primarily attributable to changes in working capital and other adjustments, the most significant of which was the decrease in 2012 in income taxes payable of approximately $183,040 meaning that cash spent was more than the expense recognition by those amounts.  The change in working capital was offset by an increase in net income of approximately $47,464.

Net cash provided by (used in) financing activities was $0 and $96,816 during the three months ended March 31, 2012 and 2011, respectively.  During February and March of 2011, we issued and sold 400,000 shares of our common stock and received net proceeds of $96,816 after deducting offering costs of $3,184.

We had net working capital of $1,476,957 and $1,240,515 as of March 31, 2012 and December 31, 2011, respectively.  Our net working capital as of March 31, 2012 was primarily attributable to a decrease in income tax payable, which decreased to $175,285 at March 31, 2012 compared to $458,631 at December 31, 2011.

Significant Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates.

We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.  Our Annual Report on Form 10-K for the year ended December 31, 2011 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2011.  See our Note 1 in our unaudited financial statements for the three months ended March 31, 2012, as set forth herein.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at March 31, 2012.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2012. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2012 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Securities issued for services

Date	Security/Value
January 23, 2012	Stock options – 533,000 shares of common stock at $1.59 per share. The options were valued at $394,625 using the Black-Scholes Option Pricing Formula.

No underwriters were utilized and no commissions were paid with respect to any of the above transactions.  We relied on Section 4(2) and Regulation S of the Securities Act since the transactions did not involve any public offering.

Item 3.

Defaults Upon Senior Securities.

Not Applicable.

Item 4.

Mine Safety Disclosures.

Not Applicable.

Item 5.

Other Information.

.

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

SMTP, INC.

By:	/s/ Semyon Dukach
Semyon Dukach
Principal Executive Officer Date: May 15, 2012

SMTP, INC.

By:	/s/ Semyon Dukach
Semyon Dukach
Principal Financial Officer Date: May 15, 2012