Form 10-Q
period 2012-06-30
SMTP, Inc.
filed 2012-07-25
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2012
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,707,250 shares of common stock as of July 20, 2012.

ii

SMTP, INC.

Table of Contents

Page

PART I – FINANCIAL INFORMATION	1
Item 1. Financial Statements:.	2
Balance Sheets—December 31, 2011 and June 30, 2012 (unaudited)	2
Statements of Operations (unaudited)	3
Statements of Cash Flows (unaudited)	4
Notes to Financial Statements (unaudited)	5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosure About Market Risk	13
Item 4. Controls and Procedures	13
PART II – OTHER INFORMATION	14
Item 1. Legal Proceedings.	14
Item 1A. Risk Factors.	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	13
Item 4. Mine Safety Disclosures	14
Item 5. Other Information.	14
Item 6. Exhibits	14
SIGNATURES	15

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

Item 1.

Financial Statements.

SMTP, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
Assets

Cash and cash equivalents	$ 447,682	$ 1,978,809
Accounts receivable	32,185	4,226
Deferred income taxes	171,619	206,283
Other current assets	45,748	26,042
Total current assets	697,234	2,215,360
Property and equipment, net of accumulated depreciation of $22,281 and $11,608	141,135	149,315
Intangibles, net of accumulated amortization of $8,100 and $7,432	900	1,568
Deferred income taxes	6,255	2,214
Deposits	29,995	29,995
Total assets	$ 875,519	$ 2,398,452

Liabilities and Shareholders' Equity

Deferred revenue	$ 365,887	$ 335,425
Income taxes payable	18,348	458,631
Allowance for refunds and chargebacks	8,353	7,202
Accrued expenses and other	119,948	173,587
Total current liabilities	512,536	974,845

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized,no shares issued or outstanding at June 30, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,707,250 and 13,841,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	14,708	13,842
Additional paid in capital	873,515	276,924
(Accumulated deficit) retained earnings	(525,240)	1,132,841
Total shareholders' equity	362,983	1,423,607

Total liabilities and shareholders' equity	$ 875,519	$ 2,398,452

See accompanying notes to the financial statements

SMTP, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net revenue	$ 1,352,025	$ 1,000,555	$ 2,599,439	$ 1,932,813
Cost of services	331,848	181,634	638,195	377,480
Gross profit	1,020,177	818,921	1,961,244	1,555,333
Operating expenses:
Sales and marketing	194,307	83,429	421,081	154,234
General and administrative	293,047	248,676	571,701	567,046
Research and development	108,595	102,862	222,194	178,857

Total operating expenses	595,949	434,967	1,214,976	900,137

Operating income:	424,228	383,954	746,268	655,196
Other income:
Interest income	-	259	-	443

Total other income	-	259	-	443

Income before income taxes	424,228	384,213	746,268	655,639
Provision for income tax	184,000	181,286	301,212	295,350

Net income	$ 240,228	$ 202,927	$ 445,056	$ 360,289

Net income per share:
Basic	$ 0.02	$ 0.01	$ 0.03	$ 0.03
Diluted	$ 0.02	$ 0.01	$ 0.03	$ 0.02

Weighted average common shares outstanding:
Basic	14,339,434	13,840,264	14,090,467	13,703,743
Diluted	15,159,016	15,484,904	14,974,691	14,886,013

See accompanying notes to the financial statements

SMTP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:

Net income	$ 445,056	$ 360,289
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	11,342	1,998
Stock-based compensation	66,270	99,775
Allowance for refunds and chargebacks	1,151	4,859
Deferred income taxes	30,623	5,859
Changes in assets and liabilities:
Accounts receivable	(27,959)	3,877
Other assets	(19,706)	(6,123)
Deposits	-	39,405
Income taxes payable	(425,534)	(19,871)
Accrued expenses and other	(53,639)	(146,607)
Deferred revenue	30,462	51,412
Net cash provided by operating activities	58,066	394,873

Cash flows from investing activities
Purchases of property and equipment	(2,494)	(148,225)
Net cash used in investing activities	(2,494)	(148,225)

Cash flows from financing activities:
Dividend to shareholder	(2,103,137)	-
Proceeds from issuance of common stock	516,438	96,816

Net cash (used in) provided by financing activities	(1,586,699)	96,816

Change in cash and cash equivalents	(1,531,127)	343,464

Cash and cash equivalents, beginning of period	1,978,809	591,063

Cash and cash equivalents, end of period	$ 447,682	$ 934,527

Supplemental cash flow disclosures:
Cash paid for income taxes	$ 348,000	$ 309,362

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The accounting policies are described in the “Notes to Financial Statements” in the 2011 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

The Company’s financial instruments consist of cash, accounts receivable, deposits and accounts payable. The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items.

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

Note 2:  Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business.  There are no pending or threatened legal proceedings as of June 30, 2012.

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

On May 9, 2012, the warrant to purchase 800,000 shares of common stock at an exercise price of $.625 per share was exercised with total proceeds to the Company of $500,000.   There were no other warrants outstanding as of June 30, 2012.

Operating Leases and Service Contracts

The Company rents its facilities on a month-to-month basis. Most of its service contracts are also on a month-to-month basis. Future minimum payments under noncancelable service contracts are as follows for the years ended December 31:

2012	9,210
2013	18,420
2014	6,905
2015	-
2016	-
Thereafter	-
Total	$ 34,535

Change in Officers and Employment Agreements

On April 30, 2012, Mr. William Morrison resigned as the Vice President of Engineering of the Company. As a result of his departure, Mr. Morrison also resigned as an officer of the Company. Mr. Morrison did not receive any severance as part of his resignation. Of the 100,000 options granted on January 26, 2011, 25,000 vested and 75,000 remained unvested and were forfeited.

On June 13, 2012, Mr. Semyon Dukach, the Company’s Chief Executive Officer resigned, and on that same date the Company’s board of directors appointed Richard T. Harrison to the position of Chief Executive Officer.  Mr. Harrison shall receive as compensation, among other things, a base salary of $100,000 per year, along with quarterly performance based bonuses. Mr. Harrison’s employment agreement was effective June 1, 2012.

On June 13, 2012 the Company’s board of directors re-appointed Mr. Semyon Dukach to the position of Chairman of the Board of Directors, which is an executive position with the Company, effective June 13, 2012.  Mr. Dukach receives no compensation for serving as the registrant’s Chairman of the Board of Directors and his existing oral employment agreement and annual salary of $100,000 per year was terminated, except that Mr. Dukach is entitled to reimbursement of reasonable business expenses in accordance with the registrant’s corporate policy and any health benefits the registrant offers its other employees.  Mr. Semyon does not receive a stipend for attending Board of

Directors meetings.  All other Board of Directors receive a stipend of $10,000 per year for serving as members of our Board of Directors.

Note 3:  Shareholders’ Equity

During February and March of 2011, the Company issued and sold 400,000 shares of the Company’s common stock at $0.25 per share.  The sale of the common stock resulted in gross proceeds of $100,000 and net proceeds of $96,816 to the Company after deducting offering costs of $3,184.

On May 8, 2012 the Company filed with the Securities Exchange Commission form S-1 for the registration of their Common Stock, $.001 par value.  The amount of shares to be registered was 800,000. On May 9, 2012, the warrant to purchase 800,000 shares of common stock at an exercise price of $.625 per share was exercised with total proceeds to the Company of $500,000 (see Note 2: Commitments and Contingencies).

On May 31, 2012, the Company distributed a $0.013 per share quarterly cash dividend and a $0.13 per share special cash dividend to its shareholders of record as of May 21, 2012.

Note 4: Net Income Per Share

Computation of net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income attributable to SMTP.com	$ 240,228	$ 202,927	$ 445,056	$ 360,289

Basic weighted average common shares outstanding	14,339,434	13,840,264	14,090,467	13,703,743
Add incremental shares for:
Warrants	-	547,089	-	330,957
Stock options	819,582	1,097,552	884,224	851,313
Diluted weighted average common shares outstanding	15,159,016	15,484,904	14,974,691	14,886,013

Net income per share:
Basic	$ 0.02	$ 0.01	$ 0.03	$ 0.03
Diluted	$ 0.02	$ 0.01	$ 0.03	$ 0.02

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

Stock option awards are expensed on a straight-line basis over the requisite service period.  During the three and six months ended June 30, 2012 the Company recognized expense of $36,241 and $66,270, respectively. During the three and six months ended June 30, 2011 the Company recognized expense of $11,662 and $25,288, respectively.  At June 30, 2012, future stock compensation expense (net of estimated forfeitures) not yet recognized was $455,997 and will be recognized over a weighted average remaining vesting period of 1.8 years.  The following summarizes stock option activity for the six months ended June 30, 2012:

	Number of	Exercise	Fair	Remaining
	Shares	Price	Value	Contractual Life
Outstanding at December 31, 2011	1,318,000	$ 0.25	$ 0.16
Granted at market price	533,000	1.59	0.82
Exercised	(65,750)
Forfeited	(90,000)
Outstanding at June 30, 2012	1,695,250	0.60	0.33	7.8
Exercisable	407,083	$ 0.25	$ 0.16	8.0

The following table summarizes information about the Company’s stock options at June 30, 2012:

	Exercisable		Unexercisable		Total

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
Range of Exercise Prices	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price

$.25 per share	407,083	$ 0.25	770,167	0.25	1,177,250	$ 0.25
$1.59 per share	-	-	518,000	1.59	518,000	$ 1.59

Note 6: Income Taxes

During the quarter ended June 30, 2012, the Company recorded an income tax provision of $184,000, which was comprised of a current provision of $205,813 and a deferred benefit of $21,813.

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

Results of Operations

Net Revenues	2012	2011	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$ 1,352,025	$ 1,000,555	$ 351,470	35.1%
Six Months Ended June 30,	$ 2,599,439	$ 1,932,813	$ 666,626	34.5%

Revenues increased for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011, due to increased sales of our email service products to consumers.  Revenue growth is attributable primarily to an increase in our number of subscribers of these products.  Most of this growth is by organic growth in our customer base, specifically our larger business users who require dedicated computer and software systems and typically pay a higher average monthly fee.

Cost of Service	2012	2011	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$ 331,848	$ 181,634	$ 150,214	82.7%
Six Months Ended June 30,	$ 638,195	$ 377,480	$ 260,715	69.1%

Cost of services increased for the three and six months ended June 30, 2012 as compared to the three months ended June 30, 2011 primarily due to increased revenues.  As a percentage of revenues, cost of services were 25% and 18% of net revenues for the three months ended June 30, 2012 and 2011, respectively.   As a percentage of revenues, cost of services were 25% and 20% of net revenues for the six months ended June 30, 2012 and 2011, respectively.  This increase in cost of services as a percentage of revenues is due to increased use of subcontractors in network operations and increased costs of managed services offset by slightly by decreased reseller partner share commissions.

Sales and Marketing	2012	2011	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$ 194,307	$ 83,429	$ 110,878	132.9%
Six Months Ended June 30,	$ 421,081	$ 154,234	$ 266,847	173.0%

Sales and marketing expenses increased for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011.  We spent more on online advertising and marketing and website support to fuel additional growth, but there was no direct correlation between revenues and marketing expenses.  Additionally, we increased our sales and marketing workforce through increased employees and subcontractors.

General and Administrative	2012	2011	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$ 293,047	$ 248,676	$ 44,371	17.8%
Six Months Ended June 30,	$ 571,701	$ 567,046	$ 4,655	0.8%

General and administrative expenses increased for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 based on the following:

•

A decrease of approximately $6,000 of professional services due to less legal and accounting fees;

•

An increase in stock compensation expense of approximately $24,000 related to additional stock options issued in January 2012;

•

An increase board of director compensation fees of approximately $10,000, which started in  2012;

•

An increase payroll and benefits of approximately $2,000 due to contributions to our 401K; and

•

An increase in other general and administrative expense of approximately $14,000.

General and administrative expenses increased for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 based on the following:

•

A decrease of approximately $93,000 of professional services due to the filing of our registration statement with the Securities and Exchange Commission in 2011;

•

An increase in stock compensation expense of approximately $40,000 related to additional stock options issued in January 2012;

•

An increase board of director compensation fees of approximately $20,000, which started in  2012;

•

An increase payroll and benefits of approximately $13,000 due to contributions to our 401K; and

•

An increase in other general and administrative expense of approximately $24,000.

Research and Development	2012	2011	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$ 108,595	$ 102,862	$ 5,733	5.6%
Six Months Ended June 30,	$ 222,194	$ 178,857	$ 43,337	24.2%

Research and development expenses increased for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 as we utilized more subcontractors devoted to research and development.  Our research and development efforts are focused around expanding our service offerings and improving the functionality of our products.

Income Tax Benefit (Expense)	2012	2011	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$ (184,000)	$ (181,286)	$ (2,714)	1.5%
Six Months Ended June 30,	$ (301,212)	$ (295,350)	$ (5,862)	2.0%

Changes in our income tax expense related primarily to an increase in pretax income during the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011, and the effects of temporary differences that vary from period to period.

Net Income	2012	2011	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$ 240,228	$ 202,927	$ 37,301	18.4%
Six Months Ended June 30,	$ 445,056	$ 360,289	$ 84,767	23.5%

Net income increased for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 primarily due to revenue growth partially offset by increases in cost of services and operating expenses related to the growth in our business, each of which is described above.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of cash inflows are net remittances from customers for email services.  Such payments are typically received in advance of providing the services, yielding a deferred revenue liability on our balance sheet.  We have also received cash from equity offerings, exercise of stock options, and warrants; but we cannot assure you that such equity will continue to be available to us or, if available, will be at prices acceptable to us.

Our primary sources of cash outflows include payroll, income tax payments and payments to vendors and third party service providers.  With the exception of income taxes, which occur on a periodic basis, cash outflows typically occur in close proximity of expense recognition.  We also intend to pay dividends on a regular basis.

On May 31, 2012, the Company distributed a $0.13 per share special cash dividend and a $0.013 per share quarterly cash dividend to its shareholders of record as of May 21, 2012.

Analysis of Cash Flows

Six Months Ended June 30, 2012 and 2011

Net cash generated by operating activities decreased by $336,807, or 85%, to $58,066 for the six months ended June 30, 2012, compared to $394,873 for the six months ended June 30, 2011.  The decrease of cash generated by operating activities was primarily attributable to changes in working capital and other adjustments, the most significant of which was the decrease in 2012 in income taxes payable of approximately $420,412 meaning that cash spent was more than the expense recognition by those amounts.  The change in working capital was offset by an increase in net income of approximately $84,767.

Net cash used in investing activities was $(2,494) and $(148,225) during the six months ended June 30, 2012, and 2011, respectively, consisting of investments in computers, servers, other equipment and licensed software.

Net cash provided by (used in) financing activities was ($1,586,699) and $96,816 during the six months ended June 30, 2012 and 2011, respectively.  During February and March of 2011, we issued and sold 400,000 shares of our common stock and received net proceeds of $96,816 after deducting offering costs of $3,184.  During the three months ended June 30, 2012, we distributed $2,103,137 million in cash to our shareholders in the form of a dividend which was offset by proceeds of $516,438 received from the issuance of our common stock.

We had net working capital of $184,698 and $1,240,515 as of June 30, 2012 and December 31, 2011, respectively.  Our decrease in net working capital as of June 30, 2012 was primarily attributable to a distribution of $2,103,137 million in cash to our shareholders in the form of a dividend offset by proceeds of $516,438 received from the issuance of our common stock.

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

We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.  Our Annual Report on Form 10-K for the year ended December 31, 2011 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2011.  See our Note 1 in our unaudited financial statements for the three months ended June 30, 2012, as set forth herein.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at June 30, 2012.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2012. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2012 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Securities issued for services

Date	Security/Value
May 9, 2012	Common Stock – 800,000 shares of common stock issued at $.625 per share with total proceeds to the Company of $500,000 pursuant to the exercise of a warrant.

No underwriters were utilized and no commissions were paid with respect to any of the above transactions.  We relied on Section 4(2) and Regulation S of the Securities Act since the transactions did not involve any public offering.

Item 3.

Defaults Upon Senior Securities.

Not Applicable.

Item 4.

Mine Safety Disclosures.

Not Applicable.

Item 5.

Other Information.

Item 6.

Exhibits.

INDEX TO EXHIBITS

SEC Reference Number	Title of Document	Location

10.1	Employment Agreement – Richard T. Harrison	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

* Incorporated by reference to Form 8-K filed on June 18, 2012.

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

SMTP, INC.

By:	/s/ Richard T. Harrison
Richard T. Harrison
Principal Executive Officer Date: July 25, 2012

SMTP, INC.

By:	/s/ Richard T. Harrison
Richard T. Harrison
Principal Financial Officer Date: July 25, 2012