Form 10-Q
period 2012-09-30
SMTP, Inc.
filed 2012-11-01
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes  x  No ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑ No  ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	¨	Accelerated filer	¨
Non-accelerated filer	¨	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ¨ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,707,250 shares of common stock as of October 23, 2012.

i

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

Examples of forward-looking statements include:

·

the timing of the development of future products;

·

projections of costs, revenue, earnings, capital structure and other financial items;

·

statements of our plans and objectives;

·

statements regarding the capabilities of our business operations;

·

statements of expected future economic performance;

·

statements regarding competition in our market; and

·

assumptions underlying statements regarding us or our business.

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors contained in the Company’s Annual Report” on Form 10-K for the year ended December 31, 2011. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Item 1.

Financial Statements.

SMTP, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets
Cash and cash equivalents	$ 558,981	$ 1,978,809
Accounts receivable	56,960	4,226
Deferred income taxes	183,287	206,283
Other current assets	70,215	26,042
Total current assets	869,443	2,215,360
Property and equipment, net of accumulated depreciation of
$31,331 and $11,608	142,547	149,315
Intangibles, net of accumulated amortization of
$8,434 and $7,432	566	1,568
Deferred income taxes	9,832	2,214
Deposits	29,995	29,995
Total assets	$ 1,052,383	$ 2,398,452

Liabilities and Shareholders' Equity

Deferred revenue	$ 364,600	$ 335,425
Income taxes payable	35,121	458,631
Allowance for refunds and chargebacks	8,418	7,202
Accrued expenses and other	137,643	173,587
Total current liabilities	545,782	974,845

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,707,250 and 13,841,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	14,708	13,842
Additional paid in capital	923,829	276,924
(Accumulated deficit) Retained earnings	(431,936)	1,132,841
Total shareholders' equity	506,601	1,423,607

Total liabilities and shareholders' equity	$ 1,052,383	$ 2,398,452

See accompanying notes to the financial statements

SMTP, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net revenue	$ 1,362,504	$ 1,134,074	$ 3,961,943	$ 3,066,887
Cost of services	302,746	199,856	940,941	577,336
Gross profit	1,059,758	934,218	3,021,002	2,489,551
Operating expenses:
Sales and marketing	164,513	71,876	585,594	226,109
General and administrative	275,416	206,919	846,846	773,966
Research and development	93,598	77,742	316,063	256,599

Total operating expenses	533,527	356,537	1,748,503	1,256,674

Operating income:	526,231	577,681	1,272,499	1,232,877
Other income:
Interest income	-	116	-	558

Total other income	-	116	-	558

Income before income taxes	526,231	577,797	1,272,499	1,233,435
Provision for income tax	212,377	233,701	513,589	529,051

Net income	$ 313,854	$ 344,096	$ 758,910	$ 704,384

Net income per share:
Basic	$ 0.02	$ 0.02	$ 0.05	$ 0.05
Diluted	$ 0.02	$ 0.02	$ 0.05	$ 0.05

Weighted average common
shares outstanding:
Basic	14,707,250	13,841,500	14,297,562	13,750,672
Diluted	15,258,843	15,344,427	14,896,548	15,091,068

See accompanying notes to the financial statements

SMTP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:

Net income	$ 758,910	$ 704,384
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	20,726	4,106
Stock-based compensation	116,584	111,565
Allowance for refunds and chargebacks	1,216	5,957
Deferred income taxes	15,378	1,046
Changes in assets and liabilities:
Accounts receivable	(52,734)	(7,869)
Other assets	(44,173)	10,126
Deposits	-	39,405
Income taxes payable	(408,761)	168,643
Accrued expenses and other	(35,944)	(145,962)
Deferred revenue	29,175	43,884
Net cash provided by operating activities	400,377	935,285

Cash flows from investing activities
Purchases of property and equipment	(12,956)	(150,349)
Net cash used in investing activities	(12,956)	(150,349)

Cash flows (used in) provided by financing activities:
Dividends to shareholders	(2,323,687)	-
Proceeds from issuance of common stock	516,438	96,816

Net cash (used in) provided by financing activities	(1,807,249)	96,816

Change in cash and cash equivalents	(1,419,828)	881,752

Cash and cash equivalents, beginning of period	1,978,809	591,063

Cash and cash equivalents, end of period	$ 558,981	$ 1,472,815

Supplemental cash flow disclosures:
Cash paid for income taxes	$ 503,831	$ 359,362

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

On November 23, 2010, the Company formed a Delaware corporation, SMTP, Inc. for the purpose of changing the domicile of the Company from a Massachusetts corporation to a Delaware corporation and to increase the number of authorized shares outstanding.  Also on November 23, 2010, the Company entered into a Merger agreement between SMTP, Inc. and SMTP.com, Inc. whereby the surviving corporation would be SMTP, Inc. (the “Surviving Corporation”), the newly formed Delaware corporation.  The Surviving Corporation has an authorized capital structure of 50,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, par value $0.001 per share.  Under the terms of the Merger agreement, the Company’s existing 100 shares of ownership (which are held by a sole shareholder) were exchanged for 13,440,000 shares of common stock in the Surviving Corporation.  All financial statements have been retroactively restated to show the effects of this recapitalization.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The accounting policies are described in the “Notes to Financial Statements” in the 2011 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

The Company provides Internet-based services to facilitate email delivery. The Company’s services are offered over various contractual periods for a fixed fee that varies based on a maximum volume of transactions.  Revenues are typically paid by clients via credit card, check or wire payments at the inception of the contractual period.  Revenue is recognized on a straight-line basis over the contractual period.

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

Note 2:  Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business.  There are no pending or threatened legal proceedings as of September 30, 2012.

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

On May 9, 2012, the warrant to purchase 800,000 shares of common stock at an exercise price of $.625 per share was exercised with total proceeds to the Company of $500,000.   There were no other warrants outstanding as of September 30, 2012.

Operating Leases and Service Contracts

The Company rents its facilities on a month-to-month basis. Most of its service contracts are also on a month-to-month basis. Future minimum payments under noncancelable service contracts are as follows for the years ended December 31:

2012	$ 4,605
2013	18,420
2014	6,905
2015	-
2016	-
Thereafter	-
Total	$ 29,930

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

On June 13, 2012 the Company’s board of directors re-appointed Mr. Semyon Dukach to the position of Chair of the Board of Directors, which is an executive position with the Company, effective June 13, 2012.  Mr. Dukach receives no compensation for serving as the registrant’s Chair of the Board of Directors and his existing oral employment agreement and annual salary of $100,000 per year was terminated, except that Mr. Dukach is entitled to reimbursement of reasonable business expenses in accordance with the registrant’s corporate policy and any health benefits the registrant offers its other employees.

On August 15, 2012, Richard T. Harrison resigned as the chief executive officer and all other positions he held with the registrant. On that same date, the registrant’s board of directors appointed a committee to oversee the registrant’s operations, lead by Semyon Dukach, the registrant’s Chair of the Board of Directors.  Mr. Harrison received a severance in the amount of $33,333, the equivalent of four months base salary to be paid ratably over a four month period according to the Company’s standard payroll schedule and health insurance benefits over a four month period.  At September 30, 2012, the Company had a remaining accrued balance of $21,733 for Mr. Harrison’s severance.   Of the 960,000 options granted on July 1, 2010, 563,333 vested and 396,667 remain unvested and were forfeited.

Note 3:  Shareholders’ Equity

During February and March of 2011, the Company issued and sold 400,000 shares of the Company’s common stock at $0.25 per share.  The sale of the common stock resulted in gross proceeds of $100,000 and net proceeds of $96,816 to the Company after deducting offering costs of $3,184.

On May 8, 2012 the Company filed with the Securities Exchange Commission form S-1 for the registration of its Common Stock, $.001 par value.  The amount of shares to be registered was 800,000. On May 9, 2012, the warrant to purchase 800,000 shares of common stock at an exercise price of $.625 per share was exercised with total proceeds to the Company of $500,000 (see Note 2: Commitments and Contingencies).

On May 31, 2012, the Company distributed quarterly cash dividends of $191,194 and a special cash dividend of $1,911,943 to its shareholders of record as of May 21, 2012.

On August 31, 2012, the Company distributed quarterly dividends of $220,550 in cash to its shareholders.  The Board of Directors approved the quarterly dividend of $.015 per share.

Note 4: Net Income Per Share

Computation of net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income attributable to SMTP.com	$ 313,854	$ 344,096	$ 758,910	$ 704,384

Basic weighted average common shares outstanding	14,707,250	13,841,500	14,297,562	13,750,672
Add incremental shares for:
Warrants	-	471,390	-	401,317
Stock options	551,593	1,031,537	598,986	939,079
Diluted weighted average common shares outstanding	15,258,843	15,344,427	14,896,548	15,091,068

Net income per share:
Basic	$ 0.02	$ 0.02	$ 0.05	$ 0.05
Diluted	$ 0.02	$ 0.02	$ 0.05	$ 0.05

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

The volatility used was based on historical volatility of similar sized companies due to lack of historical data of the Company’s stock price.  The risk free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award.  The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110, Share Based Payment.

Stock option awards are expensed on a straight-line basis over the requisite service period.  During the three and nine months ended September 30, 2012 the Company recognized expense of $50,314 and $116,584, respectively. During the three and nine months ended September 30, 2011 the Company recognized expense of $11,790 and $34,947, respectively.  At September 30, 2012, future stock compensation expense (net of estimated forfeitures) not yet recognized was $358,598 and will be recognized over a weighted average remaining vesting period of 1.74 years.  The following summarizes stock option activity for the nine months ended September 30, 2012:

		Weighted	Weighted	Weighted
		Average	Average	Average
	Number of	Exercise	Fair	Remaining
	Shares	Price	Value	Contractual Life
Outstanding at December 31, 2011	1,318,000	$ 0.25	$ 0.16
Granted at market price	533,000	1.59	0.82
Exercised	(65,750)
Forfeited	(504,167)
Outstanding at September 30, 2012	1,281,083	0.78	0.42	8.5
Exercisable	587,083	$ 0.25	$ 0.16	7.8

The following table summarizes information about the Company’s stock options at September 30, 2012:

	Exercisable		Unexercisable		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Price	Outstanding	Price	Outstanding	Price

$.25 per share	587,083	$ 0.25	192,000	0.25	779,083	$ 0.25
$1.59 per share	-	-	502,000	1.59	502,000	$ 1.59

Note 6: Income Taxes

During the quarter ended September 30, 2012, the Company recorded an income tax provision of $221,129, which was comprised of a current provision of $227,622 and a deferred benefit of $6,493.

Note 7:  Subsequent Events

On October 5, 2012, the Company issued 130,000 stock options pursuant to the terms of the 2010 Employee Stock Option Plan.  The exercise price of the options is $.99 per share and the options vest equally at the rate of 25% per year with the first options vesting on October 5, 2013.  On that same date, the Company issued 880,000 stock options pursuant to the terms of the 2010 Employee Stock Option Plan.  The exercise price of the options is $0.99 per share, and they shall vest equally over 4 years at the rate of 25%, or 55,000 options per year, with the first options vesting on October 5, 2013.  These options are subject to the Company achieving certain financial goals.

On October 23, 2012 SMTP engaged a consulting firm to aid in increasing SMTP’s online presence, brand awareness and sales. This contract is for a total value of $300,000 over the next twelve months up to 50% of which can be paid in stock and commits SMTP to make certain payments.

On October 29, 2012, the Company issued 454,863 warrants to a consulting firm with an exercise price equal to the market price of the Company’s stock on the day of issuance.  The warrants shall vest equally over a six month period.

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

Results of Operations

Net Revenues	2012	2011	Change from Prior Year	Percent Change from Prior Year
Three Months Ended September 30,	$ 1,362,504	$ 1,134,074	$ 228,430	20.1%
Nine Months Ended September 30,	$ 3,961,943	$ 3,066,887	$ 895,056	29.2%

Revenues increased for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011, due to increased sales of our email service products to consumers.  Revenue growth is attributable primarily to an increase in our number of subscribers of these products.  Most of this growth is by organic growth in our customer base.

Cost of Service	2012	2011	Change from Prior Year	Percent Change from Prior Year
Three Months Ended September 30,	$ 302,746	$ 199,856	$ 102,890	51.5%
Nine Months Ended September 30,	$ 940,941	$ 577,336	$ 363,605	63.0%

Cost of services increased for the three and nine months ended September 30, 2012 as compared to the three months ended September 30, 2011 primarily due to increased revenues.  As a percentage of revenues, cost of services were 22% and 18% of net revenues for the three months ended September 30, 2012 and 2011, respectively.   As a percentage of revenues, cost of services were 24% and 19% of net revenues for the nine months ended September 30, 2012 and 2011, respectively.  Cost of services decreased for the quarter ended September 30, 2012 due to the use of the new Message Systems  platform and consolidation of the servers. This provided a savings on virtual servers that were rented in past quarters.

Sales and Marketing	2012	2011	Change from Prior Year	Percent Change from Prior Year
Three Months Ended September 30,	$ 164,513	$ 71,876	$ 92,637	128.9%
Nine Months Ended September 30,	$ 585,594	$ 226,109	$ 359,485	159.0%

Sales and marketing expenses increased for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011.  We spent more on online advertising and marketing and website support to fuel additional growth..  Additionally, we increased our sales and marketing workforce through increased employees and subcontractors.

General and Administrative	2012	2011	Change from Prior Year	Percent Change from Prior Year
Three Months Ended September 30,	$ 275,416	$ 206,919	$ 68,497	33.1%
Nine Months Ended September 30,	$ 846,846	$ 773,966	$ 72,880	9.4%

General and administrative expenses increased for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 based on the following:

•

An increase in stock compensation expense of approximately $39,000 related to additional stock options issued in January 2012;

•

An increase in board of director compensation fees of approximately $10,000, which started in  2012;

•

A decrease in other general and administrative expense of approximately $2,000.

General and administrative expenses increased for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 based on the following:

•

A decrease of approximately $90,000 of professional services due to the filing of our registration statement with the Securities and Exchange Commission in 2011;

•

An increase in stock compensation expense of approximately $79,000 related to additional stock options issued in January 2012;

•

An increase in board of director compensation fees of approximately $30,000, which started in  2012;

•

An increase in other general and administrative expense of approximately $32,000.

Research and Development	2012	2011	Change from Prior Year	Percent Change from Prior Year
Three Months Ended September 30,	$ 93,598	$ 77,742	$ 15,856	20.4%
Nine Months Ended September 30,	$ 316,063	$ 256,599	$ 59,464	23.2%

Research and development expenses increased for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 as we utilized more subcontractors devoted to research and development.  Our research and development efforts are focused around expanding our service offerings and improving the functionality of our products.

Income Tax Benefit (Expense)	2012	2011	Change from Prior Year	Percent Change from Prior Year
Three Months Ended September 30,	$ (212,377)	$ (233,701)	$ 21,324	(9.1)%
Nine Months Ended September 30,	$ (513,589)	$ (529,051)	$ 15,462	(2.9)%

Changes in our income tax expense related primarily to an increase in pretax income during the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011, and the effects of temporary differences that vary from year to year.

Net Income	2012	2011	Change from Prior Year	Percent Change from Prior Year
Three Months Ended September 30,	$ 313,854	$ 344,096	$ (30,242)	(8.8)%
Nine Months Ended September 30,	$ 758,910	$ 704,384	$ 54,526	7.7%

Net income increased for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 primarily due to revenue growth partially offset by increases in cost of services and operating expenses related to the growth in our business, each of which is described above.

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

Our primary sources of cash outflows include payroll, income tax payments and payments to vendors and third party service providers.  With the exception of income taxes, which occur on a periodic basis, cash outflows typically occur in close proximity of expense recognition.  We also recently commenced paying quarterly dividends on a regular basis.  The Company distributed its last quarterly dividends of $220,550 in cash to its shareholders on August 31, 2012.

Analysis of Cash Flows

Nine Months Ended September 30, 2012 and 2011

Net cash generated by operating activities decreased by $534,908, or 57%, to $400,377 for the nine months ended September 30, 2012, compared to $935,285 for the nine months ended September 30, 2011.  The decrease of cash generated by operating activities was primarily attributable to changes in working capital and other adjustments, the most significant of which was the decrease in 2012 in income taxes payable of approximately $577,404 meaning that cash spent was more than the expense recognition by those amounts.  The change in working capital was offset by an increase in net income of approximately $54,526.

Net cash used in investing activities was $(12,956) and $(150,349) during the nine months ended September 30, 2012, and 2011, respectively, consisting of investments in computers, servers, other equipment and licensed software.

Net cash provided by (used in) financing activities was ($1,807,249) and $96,816 during the nine months ended September 30, 2012 and 2011, respectively.  During February and March of 2011, we issued and sold 400,000 shares of our common stock and received net proceeds of $96,816 after deducting offering costs of $3,184.  During the three months ended June 30, 2012 and September 30, 2012 we distributed $2,103,137and $220,550, respectively, in cash to our shareholders in the form of a dividend which was offset by proceeds of $516,438 received from the issuance of our common stock.

We had net working capital of $323,661 and $1,240,515 as of September 30, 2012 and December 31, 2011, respectively.  Our decrease in net working capital as of September 30, 2012 was primarily attributable to a distribution of $2,323,687 in cash to our shareholders in the form of quarterly and special dividends offset by proceeds of $516,438 received from the issuance of our common stock in the second quarter of 2012.

Contractual Obligations

On October 23, 2012 SMTP engaged a consulting firm to aid in increasing SMTP’s online presence, brand awareness and sales. This contract is for a total value of $300,000 over the next twelve months up to 50% of which can be paid in stock and commits SMTP to make certain payments.

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

We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.  Our Annual Report on Form 10-K for the year ended December 31, 2011 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2011.  See our Note 1 in our unaudited financial statements for the three and nine months ended September 30, 2012, as set forth herein.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at September 30, 2012.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2012. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2012 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

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
Principal Executive Officer Date: November 1, 2012

SMTP, INC.

By:	/s/ Semyon Dukach
Semyon Dukach
Principal Financial Officer Date: November 1, 2012