Form 10-K
period 2012-12-31
SMTP, Inc.
filed 2013-03-29
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-54309

SMTP, Inc.

 (Exact name of Registrant as specified in its charter)

Delaware	05-0502529
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

1810 E. Sahara Ave. Suite 111 Las Vegas, NV	89104
(Address of principal executive offices)	(Zip Code)

877-705-9362 Ext. 205

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐       No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $918,390 as of June 30, 2012.

As of March 20, 2013, there were  14,845,618 outstanding shares of the registrant’s common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy or information statement to be filed in conjunction with the registrant’s annual meeting of stockholders to be held in 2013 are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy or information statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2012.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•

the adequacy of our cash flow and earnings and other conditions which may affect our ability to pay our quarterly dividend at the planned level;

•

strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses;

•

the occurrence of hostilities, political instability or catastrophic events;

•

changes in customer demand;

•

the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors' services;

•

developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards; and

•

disruptions to our technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of our operating systems, structures or equipment.

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

The services are differentiated based on the volume of emails sent by our customers:

1.

Low-volume solution services are for small businesses.. These customers use shared IP pools and typically send between 2000 and 100,000 emails each month and pay between $5 and $130 per month in fees.

2.

High-volume solutions are for medium and large businesses requiring dedicated resources such as physical servers, dedicated IP addresses, and support staff.  The customers receive advanced features:  proactive reputation management, advanced email management features, 24/7 event monitoring and the highest level of customer support. Corporate customers typically send from 100,000 to tens of millions of emails each month and pay between $160 and $10,000 per month. As of December 31, 2012, we had approximately 700 corporate customers with the average customer paying us approximately $357 per month.

Additionally, on January 9, 2013, pursuant to an asset purchase agreement, we acquired certain tangible assets, including servers and devices, intangible assets related to PreviewMyEmail.com (“PME”), along with customer and co-location contracts. PME provides unique email design testing for customers to quickly see screen shots of how an email will look when received by 48 common desktop, web and mobile email applications. Previewing email on many different applications before sending can help ensure that email can be viewed by everyone and as intended. PME also provides inbox analytics for clients to track email opens, open duration, geo-location, the email client utilized and whether an email is printed or forwarded. These additional metrics can help senders maximize performance of future email campaigns. PME technology will be integrated into the proprietary SMTP service offering and will continue to be available at PreviewMyEmail.com. Paid plans are priced from $49 to $199 per month.

Sales and Marketing

We sell directly to prospective customers through online advertisements and through marketing agreements with vendors of email marketing software who promote our services to their clients.  Approximately 80% of our customers reach us directly while approximately 20% reach us through third parties. We pay these third parties between 15% and 30% of the revenue generated from their referrals. Aside from fees paid to third parties, our marketing and advertising expenses are not directly related to our level of sales.  There is no direct correlation between revenues and marketing expenses.   We are not dependent on one or a few major customers.

Growth Strategy

Our growth strategy is to expand our business through (i) acquisitions of, or investments in, other companies with competing or complementary services, technologies or businesses; and (ii) entering into relationships with other businesses in order to expand our service offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies. SMTP is currently actively engaged in the process to identify additional acquisition candidates and negotiate transactions, which contribute increased cash earnings and can lead to increasing cash dividends for common stock holders. We expect to fund our business expansion through the issuance of debt or equity securities, the payment of cash, the exchange of services, or any combination thereof.

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

Our principal competitors include providers of email management services for small to medium size businesses such as Sendgrid.com, MailChimp.com. Our indirect competitors include JangoMail.com, SocketLabs.com, StrongMail.com, ConstantContact.com CheetahMail.com, iContact.com, Bronto.com, AuthSmtp.com, SMTP2Go.com and large transactional delivery company such as Amazon.com, as well as the in-house information technology capabilities of prospective customers.

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

We do not own any patents, trademarks, licenses, franchises or concessions aside from the SMTP.com domain name.

Technology

We currently rent Internet servers from providers such as Rackspace, Softlayer, Hetzner and Sadecehosting. Each of these companies have servers in multiple cities in the United States, in Europe, or in Canada. We also have our own servers at our headquarters in Las Vegas, Nevada. Our disaster recovery strategy is to use back up servers.

Regulation of our business

We must comply with U.S. federal legislation entitled Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, which imposes certain obligations on the senders of commercial emails and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content.

The CAN-SPAM Act’s main provisions include:

•

prohibiting false or misleading email header information;

•

prohibiting the use of deceptive subject lines;

•

ensuring that recipients may, for at least 30 days after an email is sent, opt out of receiving future commercial email messages from the sender, with the opt-out effective within 10 days of the request;

•

requiring that commercial email be identified as a solicitation or advertisement unless the recipient affirmatively assented to receiving the message; and

•

requiring that the sender include a valid postal address in the email message.

In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as adult or other harmful products. Some portions of these state laws may not be preempted by the CAN-SPAM Act.  Additionally, some foreign jurisdictions, such as Australia, Canada and the European Union, have also enacted laws that regulate sending email, some of which are more restrictive than the CAN-SPAM Act. For example, some foreign laws prohibit sending unsolicited email unless the recipient has provided the sender advance consent to receipt of such email, or in other words has “opted-in” to receiving it.

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

Employees

As of the date hereof, we have three full-time employees in the U.S. consisting of our controller and two sales managers. We also have 28 independent contractors in the Ukraine, consisting of 15 technical support personnel, six systems engineers, five research development engineers and one accounts receivable personnel, one project manager, and four full-time employees consisting of the representative office head, office manager, service manager and human resources manager.

We believe that our future success will depend in part on our continued ability to attract, hire or acquire and retain qualified independent contractors. There can be no assurance that we will be able to attract and retain such individuals or companies. If we are unsuccessful in managing the timely delivery of these services our business could be adversely affected. We believe we have good relations with our employees and independent contractors.

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

To succeed, we must continue to attract and retain a large number of customers on a cost-effective basis, many of whom have not previously used an email service like ours. We rely on a variety of methods to attract new customers, such as paying providers of online services, search engines, directories and other websites to provide content, advertising banners and other links that direct customers to our website, direct sales and partner sales. If we are unable to use any of our current marketing initiatives or the cost of such initiatives were to significantly increase or such initiatives or our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers or retain existing customers on a cost-effective basis and, as a result, our revenue and results of operations would be adversely affected.

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

Our inability to successfully integrate the assets of PreviewMyEmail.com (“PME”) into our Company could prevent us from realizing the anticipated benefits of the PME acquisition transaction and our operating results could be harmed.

If our Company is to realize the anticipated benefits of the PME asset acquisition, we must be able to efficiently integrate and combine PME’s operations into our Company; and we cannot assure you that this integration will be successful or that the anticipated benefits of the PME acquisition will be fully realized. The dedication of our management resources to integration activities relating to the PME acquisition may detract attention from our day-to-day business operations. We cannot assure you that there will not be substantial costs associated with the integration process, that integration activities will not result in a decrease in revenues or a decrease in the value of our common stock, or that there will not be other material adverse effects from our integration efforts, any of which could harm our operating results.

Our inability to successfully acquire and integrate other businesses, assets, products or technologies could harm our operating results.

We are actively evaluating acquisitions and strategic investments in businesses, products or technologies that we believe could complement or expand our existing solutions, expand our client base and operations worldwide, enhance our technical capabilities or otherwise offer growth or cost-saving opportunities. From time to time, we may enter into letters of intent with companies with which we are negotiating potential acquisitions or investments or as to which we are conducting due diligence. Although we are currently not a party to any binding definitive agreement with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could materially decrease the amount of our available cash or require us to seek additional equity or debt financing. We have limited experience in successfully acquiring and integrating businesses, products and technologies. We may not be successful in negotiating the terms of any potential acquisition, conducting thorough due diligence, financing the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices, or employee or customer issues.

Additionally, in connection with any acquisitions we complete, we may not achieve the synergies or other benefits we expected to achieve, and we may incur write-downs, impairment charges or unforeseen liabilities that could negatively affect our operating results or financial position or could otherwise harm our business. If we finance acquisitions using existing cash, the reduction of our available cash could cause us to face liquidity issues or cause other unanticipated problems in the future. If we finance acquisitions by issuing convertible debt or equity securities, the ownership interest of our existing stockholders may be diluted, which could adversely affect the market price of our stock. Further, contemplating or completing an acquisition and integrating an acquired business, product or technology could divert management and employee time and resources from other matters.

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

All of our revenues are currently generated in U.S. Dollars, and inflation in the European Union and/or the devaluation of the U.S. dollar in relation to the Euro may have the effect of increasing the cost in U.S. dollars of financing expenses.  As a result, our U.S. dollar-measured results of operations may be adversely affected. Because exchange rates between the Euro and the U.S. dollar fluctuate continuously, exchange rate fluctuations will have an impact on our profitability and period-to-period comparisons of our results of operations once we begin generating more significant revenues outside the U.S.

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

Our future depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued contributions of our Chairman and other key personnel, each of whom would be difficult to replace. In particular, Semyon Dukach, our Chairman, is critical to the development of our strategic direction. The loss of the services of Mr. Dukach or other key personnel and the process to replace any of our key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.  We currently do not have written employment agreements with any of our key personnel, and we currently do not maintain key person life insurance on Mr. Dukach.  Accordingly, the loss of the services of any of these persons would adversely affect our business.

Our anticipated growth in our operations could place a significant strain on our management team and our administrative, operational and financial reporting infrastructure.

Our success will depend in part on the ability of our management team to effectively manage our growth in our operations. To do so, we believe we will need to continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational and financial controls and update our reporting procedures and systems. The expected addition of new employees and the capital investments that we anticipate will be necessary to manage our anticipated growth will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our anticipated growth, our business operations could be adversely affected.

None of our officers and directors has in-depth accounting or financial reporting backgrounds, which increases the risk we may be unable to comply with all rules and regulations.

Our ability to meet our ongoing reporting requirements on a timely basis will be dependent to a significant degree on advisors and consultants. Our officers and directors have no in-depth accounting or financial reporting backgrounds. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

We do not have compensation or an audit committee, so stockholders will have to rely on the independent directors to perform these functions.

We do not have an audit or compensation committee comprised of independent directors. These functions are performed by the independent members of our board of directors. Until we have an audit committee, there may less oversight of management decisions and activities and little ability for minority stockholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority stockholders.

Our officers and directors own a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general stockholders.

Our officers and directors, in the aggregate, beneficially own approximately or have the right to vote approximately 90% of our outstanding common shares on a fully diluted basis. As a result, these stockholders, acting together, have the ability to control substantially all matters submitted to our stockholders for approval including:

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

A material weakness in internal controls may remain undetected for a longer period because of our Company's exemption from the auditor attestation requirements under Section 404(b) of Sarbanes-Oxley.

Our annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s attestation in this annual report. As a result, a material weakness in our internal controls may remain undetected for a longer period.

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

We may expand through acquisitions of, or investments in, other companies or through business relationships, all of which may result in additional dilution to our stockholders and consumption of resources that are necessary to sustain our business.

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

A total of 14,767,250 shares of restricted common stock have been issued to certain stockholders, which are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition. Any sales of restricted shares held by these stockholders (after applicable restrictions expire) may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None

ITEM 2.

PROPERTIES

We have our corporate headquarters in Las Vegas, Nevada and support and technology offices in Cambridge, Massachusetts, Kiev, Ukraine and Odessa, Ukraine. We rent our 4 offices for approximately $8,500 per month total, for terms of 3 months or shorter. We believe that additional space may be required as our business expands and believe that we can obtain suitable space as needed.

ITEM 3.

LEGAL PROCEEDINGS

We are not aware of any litigation or threatened litigation of a material nature.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

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

		High				Low
		Bid		Ask		Bid		Ask

2011	3rd Quarter	$ -	(1)	$ -	(1)	$ -	(1)	$ -	(1)
	4th Quarter	$ -	(1)	$ -	(1)	$ -	(1)	$ -	(1)

2012	1st Quarter	$ -	(1)	$ -	(1)	$ -	(1)	$ -	(1)
	2nd Quarter	$ -	(1)	$ -	(1)	$ -	(1)	$ -	(1)
	3rd Quarter	$ -	(1)	$ -	(1)	$ -	(1)	$ -	(1)
	4th Quarter	$ -	(1)	$ -	(1)	$ -	(1)	$ -	(1)

(1)

Reflects that no priced bids or asks were calculated because there was not a minimum of 2 two-sided quotes for our common stock.

Holders

As of March 20, 2013 we have a total of 14,845,618 shares of common stock outstanding, held of record by approximately 59 shareholders. We do not have any shares of preferred stock outstanding. Our public float consists of 1,529,555 shares of common stock.

Dividends

Our Company began paying cash dividends during the year ended December 31, 2012.  During fiscal year 2012, our Company distributed dividends of $2,589,011 in cash to its stockholders.  This includes quarterly cash dividends of $191,194 paid in May 2012, $220,550 in August 2012 and $265,324 paid in December 2012 along with a special cash dividend of $1,911,943 paid to our stockholders of record as of May 21, 2012. No restrictions limit our ability to pay cash dividends on our common stock. The payment of cash dividends in the future is contingent upon our Company's revenues and earnings, capital requirements and general financial condition. The payment of any dividends is within the discretion of our board of directors. Our board of director's present intention is to continue to pay comparable cash dividends in the future.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2012.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,695,250	$1.08	1,844,750
Equity compensation plans not approved by security holders (2)	454,863	$0.98	-0-
Total	2,150,113	$1.06	1,844,750

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

Recent Sales of Unregistered Securities

During the period covered by this report, our Company issued the following securities without registering the securities under the Securities Act:

Securities issued for services

Date	Security

October 2012	Warrant – right to buy 454,863 shares of common stock at $.98 per share for consulting services.

Securities issued pursuant to our Employee Stock Plan

Date	Security

October 2012	Stock options – right to buy 1,010,000 shares of common stock at $0.99 per share. The options were valued at $546,804 using the Black-Scholes Option Pricing Formula.

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

Results of Operations

Net Revenues	2012	2011	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31,	$5,353,550	$4,279,243	$1,074,307	25.1%

Revenues increased for the year ended December 31, 2012 as compared to the year ended December 31, 2011, due to increased sales of our email service products to consumers.  Revenue growth is attributable primarily to an increase in our number of subscribers (approximately 9000) of these products and an increase in the average monthly fee to $70.  Most of this growth is by organic growth in our customer base.

Cost of Service	2012	2011	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31,	$1,277,126	$822,790	$454,336	55.2%

Cost of services increased for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to increased revenues.  As a percentage of revenues, cost of services were 24% and 19% of net revenues for the years ended December 31, 2012 and 2011, respectively. This increase in cost of services as a percentage of revenues is due to increase in costs of infrastructure to support a growing client base and higher cost of server storage as we move to more secure datacenters that house our servers.

Sales and Marketing	2012	2011	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31,	$775,073	$361,395	$413,678	114.5%

Sales and marketing expenses increased for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily attributable to a general growth in our business.  We spent more on advertising and marketing to fuel additional growth, but there is no direct correlation between revenues and marketing expenses.  In October 2012 we signed an agreement with a digital marketing agency which increased sales and marketing expense by $55,000.  We also increased our online advertising budget during 2012, which included online ads running in 10 different languages.

General and Administrative	2012	2011	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31,	$1,184,446	$1,167,839	$16,607	1.4%

General and administrative expenses increased for the year ended December 31, 2012 as compared to the year ended December 31, 2011 based on the following:

•

An decrease of approximately $3,000 of professional services due to the filing of our registration statement with the Securities and Exchange Commission in 2011;

•

An increase in stock compensation expense of approximately $104,000 related to options issued during 2012;

•

An increase in other general and administrative expenses of approximately $68,000;

•

An decrease in payroll and related costs of approximately $231,000 primarily due to decreased bonuses and the departure of a highly compensated employee;

•

An increase of $40,000 in board of director fees, which started in 2012; and

•

An increase of $38,000 in depreciation and amortization expense.

Research and Development	2012	2011	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31,	$403,303	$351,090	$52,213	14.9%

Research and development expenses increased for the year ended December 31, 2012 as compared to the year ended December 31, 2011 as we utilized more subcontractors devoted to research and development.  Our research and development efforts are focused around expanding our service offerings and improving the functionality of our products.

Income Tax Benefit (Expense)	2012	2011	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31,	$(643,995)	$(670,497)	$26,502	(4.0)%

Changes in our income tax expense related primarily to differences in pretax income during the years ended December 31, 2012 and 2011, respectively, and the effects of certain balancing to our tax returns that vary from year to year.

Net Income	2012	2011	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31,	$1,069,607	$905,632	$163,975	18.1%

Net income increased for the year ended December 31, 2012 as compared to the year ended December 31, 2011 increased primarily due to revenue growth partially offset by increases in cost of services and operating expenses related to the growth in our business, each of which is described above.

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

Years Ended December 31, 2012 and 2011

Net cash provided by operating activities decreased approximately $590,000, or 41%, to $851,770 for the year ended December 31, 2012, compared to $1,441,279 for the year ended December 31, 2011.  The decrease of cash provided by operating activities was primarily attributable to the payment of 2011 taxes in 2012 which were accrued in 2011.  This change totaled approximately $739,000 and was partially offset by an increase in net income of approximately $164,000.

Net cash used in investing activities was $24,206 and $150,349 during the year ended December 31, 2012, and 2011, respectively, consisting of the purchase of software licenses and investments in servers and computers for employees.

Net cash provided by (used in) financing activities was ($2,022,372) and $96,816 during the years ended December 31, 2012 and 2011, respectively.  During the year ended December 31, 2012, financing activities consisted primarily of dividends paid of $2,589,011, offset partly from proceeds from the issuance of common stock of $531,438.  During the year ended December 31, 2011, financing activities consisted of proceeds from the issuance of common stock.

We had net working capital of $552,669 as of December 31, 2012 and $1,240,515 as of December 31, 2011.  The decrease in net working capital as of December 31, 2012 was primarily attributable to our decreased cash, which decreased to $784,001 at December 31, 2012 compared to $1,978,809 at December 31, 2011.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2012

The Company's internal control over financial reporting includes policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

Not Applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information contained within our Company’s definitive proxy statement or information for the Annual Meeting of Stockholders to be held later this year.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained within our Company’s definitive proxy or information statement for the Annual Meeting of Stockholders to be held later this year.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained within our Company’s definitive proxy or information statement for the Annual Meeting of Stockholders to be held later this year.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information contained within our Company’s definitive proxy or information statement for the Annual Meeting of Stockholders to be held later this year.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained within our Company’s definitive proxy or information statement for the Annual Meeting of Stockholders to be held later this year.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1.   Financial Statements and Reports

The  financial statements included in Part II, Item 8 of this Annual Report on Form 10-K are filed as part of this Report.

2.  Financial Statements Schedule

Other financial statement schedules have been omitted because either the required information (i) is not present, (ii) is not present in amounts sufficient to require submission of the schedule or (iii) is included in the Financial Statements and Notes thereto under Part II, Item 8 of this Annual Report on Form 10-K.

3.

 Exhibits

The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2013.

SMTP, INC.

By:	/s/ Maksym Ilin
Maksym Ilin
President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Maksym Ilin	President (principal executive officer)	March 29, 2013
Maksym Ilin

/s/ Alena Chuprakova	Comptroller (principal financial officer)	March 29, 2013
Alena Chuprakova

/s/ Semyon Dukach	Chair of the Board of Directors	March 29, 2013
Semyon Dukach

/s/ Vadim Yasinovsky	Director	March 29, 2013
Vadim Yasinovsky

/s/ Mark S. Dailey	Director	March 29, 2013
Mark S. Dailey

/s/ Brad Harkavy	Director	March 29, 2013
Brad Harkavy

/s/ Rens Troost	Director	March 29, 2013
Rens Troost

Report of Independent Registered Public Accounting Firm

To the Board of Directors

SMTP, Inc.

We have audited the accompanying balance sheets of SMTP, Inc. (the Company) as of December 31, 2012 and 2011, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMTP, Inc as of  December 31, 2012 and 2011 and the results of its operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ McConnell & Jones, LLP

Houston, Texas

March 29, 2013

3040 Post Oak Blvd., Suite 1600

Houston, TX  77056

Phone:  713.968.1600

WWW.MCCONNELLJONES.COM

SMTP, INC.

BALANCE SHEETS

	December 31,
	2012	2011

Assets

Cash and cash equivalents	$784,001	$1,978,809
Accounts receivable	38,152	4,226
Deferred income taxes	196,097	206,283
Other current assets	66,093	26,042
Total current assets	1,084,343	2,215,360
Property and equipment, net of accumulated depreciation of $43,180 and $11,608	141,948	149,315
Intangibles, net of accumulated amortization of $8,768 and $7,432	232	1,568
Deferred income taxes	14,536	2,214
Deposits	29,995	29,995
Total assets	$1,271,054	$2,398,452

Liabilities and Shareholders' Equity

Deferred revenue	$351,059	$335,425
Income taxes payable	42,590	458,631
Allowance for refunds and chargebacks	9,036	7,202
Accrued expenses and other	128,989	173,587
Total current liabilities	531,674	974,845

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,767,250 and 13,841,000 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	14,768	13,842
Additional paid in capital	1,111,175	276,924
(Accumulated deficit) Retained earnings	(386,563)	1,132,841
Total shareholders' equity	739,380	1,423,607

Total liabilities and shareholders' equity	$1,271,054	$2,398,452

See accompanying notes to the financial statements

SMTP, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011

Net revenue	$5,353,550	$4,279,243
Cost of services	1,277,126	822,790
Gross profit	4,076,424	3,456,453
Operating expenses:
Sales and marketing	775,073	361,395
General and administrative	1,184,446	1,167,839
Research and development	403,303	351,090

Total operating expenses	2,362,822	1,880,324

Income before income taxes	1,713,602	1,576,129
Provision for income tax	643,995	670,497

Net income	$1,069,607	$905,632

Net income per share:
Basic	$0.07	$0.07
Diluted	$0.07	$0.06

Weighted average common shares outstanding:
Basic	14,412,183	13,773,566
Diluted	14,611,549	15,154,264

See accompanying notes to the financial statements

SMTP, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

				Retained Earnings
	Common Stock		Additional	(Accumulated
	Shares	Amount	Paid in Capital	Deficit)	Total
Balance, December 31, 2010	13,440,000	$13,440	$57,155	$227,209	$297,804
Stock based compensation - stock options	-	-	46,737	-	46,737
Warrant for services rendered	-	-	73,768	-	73,768
Issuance of common stock, net	400,000	400	96,416	-	96,816
Shares issued for services rendered	1,500	2	2,848	-	2,850
Net Income	-	-	-	905,632	905,632
Balance, December 31, 2011	13,841,500	$13,842	$276,924	$1,132,841	$1,423,607
Stock based compensation - stock options	-	-	153,376		153,376
Warrant for services rendered			115,162		115,162
Dividends paid to shareholders	-	-	-	(2,589,011)	(2,589,011)
Issuance of common stock, net	925,750	926	530,512	-	531,438
Tax benefit from stock-based award activity, net			35,201	-	35,201
Net Income	-	-	-	1,069,607	1,069,607
Balance, December 31, 2012	14,767,250	14,768	1,111,175	(386,563)	739,380

See accompanying notes to the financial statements

SMTP, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011
Cash flows from operating activities:

Net income	$1,069,607	$905,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,909	6,221
Excess tax benefits from share-based payment arrangements	(35,201)	-
Stock-based compensation	268,538	123,355
Stock options issued for interest expense	-	-
Allowance for refunds and chargebacks	1,834	5,036
Deferred income taxes	(2,136)	(49,826)
Changes in assets and liabilities:
Accounts receivable	(33,926)	11,351
Inventory	-	-
Other assets	(40,051)	2,208
Deposits	-	39,405
Income taxes payable	(380,840)	358,325
Accrued expenses and other	(44,598)	1,305
Deferred revenue	15,634	38,267
Net cash provided by operating activities	851,770	1,441,279

Cash flows from investing activities
Purchases of property and equipment	(24,206)	(150,349)
Net cash used in investing activities	(24,206)	(150,349)

Cash flows (used in) provided by financing activities:
Dividends to shareholders	(2,589,011)	-
Proceeds from issuance of common stock	531,438	96,816
Excess tax benefits from share-based payment arrangements	35,201	-
Net cash (used in) provided by financing activities	(2,022,372)	96,816

Change in cash and cash equivalents	(1,194,808)	1,387,746

Cash and cash equivalents, beginning of period	1,978,809	591,063

Cash and cash equivalents, end of period	$784,001	$1,978,809

Supplemental cash flow disclosures:
Cash paid for income taxes	$618,000	$359,362

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

In 2011 the Company paid $100,000 to a third party for a software license which has been categorized as software within property and equipment.  The license will be depreciated over its expected useful life on the straight-line method over five (5) years.  The license was placed into service in August 2012.

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

We provide Internet-based services to facilitate email delivery.  The Company’s services are offered over various contractual periods for a fixed fee that varies based on a maximum volume of transactions.  Revenues are typically paid by clients via credit card, check or wire payments at the inception of the contractual period.  Revenue is recognized on a straight-line basis over the contractual period.

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents. At December 31, 2012 and 2011, the Company had cash balances at financial institutions that exceed federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the years ended December 31, 2012, and 2011, there were no customers that accounted for more than 10% of total revenue.

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

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements (“ASU 2011-04”) in GAAP and International Financial Reporting Standards (“IFRS”). Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 was effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption by public entities was not permitted. The adoption of this guidance did not have a material impact on the financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of ASU 2011-05 were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Since ASU 2011-05 only amended the disclosure requirements concerning comprehensive income, the adoption of ASU 2011-05 did not affect the consolidated financial position, results of operations or cash flows of the Company.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). This newly issued accounting standard allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangibles other than goodwill. Under that option, an entity would no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. This ASU is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We adopted this standard in the fourth quarter of 2012, which did not have a material impact on our financial or results of operations.

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (“ASU 2012-03”). This update was issued in order to codify various amendments and corrections included in SEC Staff Accounting Bulletin No. 114, SEC Release 33-9250, and ASU 2010-22, Accounting for Various Topics: Technical Corrections to SEC Paragraphs. The amendments and corrections included in this update are effective upon issuance. The adoption of ASU 2012-03 did not have an impact on the Company’s condensed consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-04, “Technical Corrections and Improvements, (“ASU 2012-04”).” This update includes source literature amendments, guidance clarification, reference corrections and relocated guidance affecting a variety of topics in the Codification. The update also includes conforming amendments to the Codification to reflect ASC 820’s fair value measurement and disclosure requirements. The amendments in this update that will not have transition guidance are effective upon issuance. The amendments in this update that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 3: Shareholders’ Equity

During February and March of 2011, the Company issued and sold 400,000 shares of the Company’s common stock at $0.25 per share. The sale of the common stock resulted in gross proceeds of $100,000 and net proceeds of $96,816 to the Company after deducting offering costs of $3,184.

On May 8, 2012 the Company filed with the Securities Exchange Commission form S-1 for the registration of its Common Stock, $.001 par value.  The amount of shares to be registered was 800,000.  On May 9, 2012, the warrant to purchase 800,000 shares of common stock at an exercise price of $.625 per share was exercised with total proceeds to the Company of $500,000 (see Note 9: Commitments and Contingencies).

The Company began paying dividends during the year ended December 31, 2012.  The Company distributed dividends of $2,589,011 in cash to its shareholders.  This includes quarterly cash dividends of $191,194 paid in May 2012, $220,550 in August 2012 and $265,324 paid in December 2012.  This also includes and a special cash dividend of $1,911,943 to its shareholders of record as of May 21, 2012.

Note 4: Net Income Per Share

Computation of net income per share is as follows:

	Year Ended December 31,
	2012	2011

Net income attributable to SMTP.com	$1,069,607	$905,632

Basic weighted average common shares outstanding	14,412,183	13,773,566
Add incremental shares for:
Warrants	63,840	423,085
Stock options	135,526	957,613
Diluted weighted average common shares outstanding	14,611,549	15,154,264

Net income per share:
Basic	$0.07	$0.07
Diluted	$0.07	$0.06

Note 5:  Income Taxes

The Company has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Income taxes for years ended December 31, is summarized as follows:

	2012	2011

Current provision	$646,131	$720,323
Deferred provision (benefit)	(2,136)	(49,826)
Net income tax provision	$643,995	$670,497

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	2012		2011
	Amount	Percent	Amount	Percent

Federal statutory rates	$582,722	33%	$535,884	34%
State income taxes	107,461	6%	98,823	6%
Other	(46,188)	-3%	35,790	2%
Effective rate	$643,995	36%	$670,497	42%

The following is a summary of the components of the Company’s deferred tax assets:

	2012	2011
Deferred tax assets (liabilities) - current:
Accounts receivable	$(18,694)	$(9,655)
Prepaid Expenses	(23,434)	(7,667)
Stock-based compensation	73,000	26,275
Provisions and accruals	24,756	62,254
Deferred revenue	140,470	135,076
Total current deferred tax assets (liabilities)	196,098	206,283
Deferred tax assets (liabilities) - long-term:
Plant and equipment	4,704	2,216
Net operating loss carryforwards	9,834	-
Total net deferred tax assets	$210,636	$208,499

As of December 31, 2012, the Company did not have a significant tax operating loss carry forward.  No valuation allowances have been established for deferred tax assets based on a “more likely than not” threshold. The ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carry forward periods provided in the tax law, which management estimate they will.

We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

•

Future reversal of existing taxable temporary differences;

•

Taxable income or loss, based on recent results, exclusive of reversing temporary differences and carry forwards; and

•

Tax-planning strategies.

Note 6:  Related Party Transactions

There were no related party transactions for the years ended December 31, 2012 or 2011.

Note 7: Warrants

On March 23, 2011, in connection with a consulting agreement, the Company issued 800,000 warrants to purchase common stock at an exercise price of $0.625 per share with a term of 5 years. The warrants were fully vested at the date of grant and the Company recognized an expense of $73,768 equal to the grant date fair value of the warrants using the following assumptions: volatility of 68%; risk-free interest rate of 2.07%; and expected term of 5 years. The fair value of the warrants was determined using the Black-Scholes option valuation model.  On May 9, 2012, the warrants were exercised with total proceeds to the Company of $500,000.

On October 29, 2012, in connection with a consulting agreement, the Company issued 454,863 warrants to purchase common stock at an exercise price of $0.98 per share with a term of 5 years.  The warrants vest according to the following schedule:  75,813 shares vest immediately and 75,810 shares vest at the end of every thirty day period thereafter until the warrant is 100% vested.  The Company recognized an expense of $115,162 equal to the grant date fair value of the warrants using the following assumptions:  volatility of 57%-58%; risk-free interest rate of .31%-.35%; and expected term of 2.5 years.  The fair value of the warrants was determined using the Black-Scholes option valuation model.  The warrants expire on October 29, 2017 and have a remaining contractual life of 4.8 years as of December 31, 2012.  The intrinsic value of the Company’s warrants outstanding was $49,277 at December 31, 2012.

Note 8:  Stock-Based Compensation

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

On October 5, 2012, the Company granted 1,010,000 stock options at a strike price of $0.99 that vest equally over a four year period.  The grant date fair value of the awards was $510,982 (net of estimated forfeitures of 15%) which was determined using a Black Scholes option pricing model using the following assumptions:  volatility of 66%, risk-free rate of return of .90%, stock price of $0.99 and expected term of 6.25 years.  The options expire in 2022.

Awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2012	2011
Volatility	54%-68%	68%
Risk-free interest rate	.90%-1.22%	2.40%
Expected term	6.3 years	6.3 years
Forfeiture rate	15%	10%
Dividend yield rate	0%	0%

The volatility used was based on historical volatility of similar sized companies due to lack of historical data of the Company’s stock price.  The risk free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award.  The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110.

Stock option awards are expensed on a straight-line basis over the requisite service period.  During the years ended December 31, 2012 and 2011, the Company recognized expense of $153,376 and $46,737, respectively. At December 31, 2012, future stock compensation expense (net of estimated forfeitures) not yet recognized was $717,864 and will be recognized over a weighted average remaining vesting period of 1.82 years.  The following summarizes stock option activity for the year ended December 31, 2012:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
	Number of	Exercise	Fair	Contractual
	Shares	Price	Value	Life
Outstanding at December 31, 2011	1,318,000	$0.25	$0.16
Granted at market price	1,543,000	1.19	0.63
Exercised	(125,750)
Forfeited	(1,040,000)
Outstanding at December 31, 2012	1,695,250	1.08	0.58	9.4
Exercisable	23,750	$0.25	$0.16	8.1

The following summarizes information about the Company’s stock options at December 31, 2012:

	Exercisable		Unexercisable		Total

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
Range of Exercise Prices	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price

$.25 per share	23,750	$0.25	169,500	0.25	193,250	$0.25
$1.59 per share	-	-	492,000	1.59	492,000	$1.59
$0.99 per share	-	-	1,010,000	0.99	1,010,000	$0.99

The intrinsic value of the Company’s stock options outstanding was $636,338 at December 31, 2012.

Note 9:  Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business.  There are no pending or threatened legal proceedings as of December 31, 2012.

Operating Leases and Service Contracts

The Company rents its facilities on a month-to-month or quarter-to-quarter basis. Most of its service contracts are also on a month-to-month basis. However, the Company entered into several non-cancelable service contracts during the year ended December 31, 2012.  Future minimum payments under non-cancelable service contracts are as follows for the years ended December 31:

2013	143,420
2014	6,905
2015	-
2016	-
2017	-
Thereafter	-
Total	$150,325

Changes in Officers and Employment Agreements

On April 30, 2012, Mr. William Morrison resigned as the Vice President of Engineering of the Company.  As a result of his departure, Mr. Morrison also resigned as an officer of the Company.  Mr. Morrison did not receive any severance as part of his resignation.  Of the 100,000 options granted on January 26, 2011, 25,000 vested and 75,000 remained unvested and were forfeited.

On June 13, 2012, Mr. Semyon Dukach, the Company’s Chief Executive Officer resigned, and on that same date the Company’s board of directors appointed Richard T. Harrison to the position of Chief Executive Officer.  Mr. Harrison received as compensation, among other things, a base salary of $100,000 per year, along with quarterly performance based bonuses.  Mr. Harrison’s employment agreement was effective June 1, 2012.

On June 13, 2012 the Company’s board of directors re-appointed Mr. Semyon Dukach to the position of Chair of the Board of Directors, which was an executive position with the Company, effective June 13, 2012.  Mr. Dukach receives no compensation for serving as the registrant’s Chair of the Board of Directors and his existing oral employment agreement and annual salary of $100,000 per year was terminated, except that Mr. Dukach is entitled to reimbursement of reasonable business expenses in accordance with the registrant’s corporate policy and any health benefits the registrant offers its other employees.

On August 15, 2012, Richard T. Harrison resigned as the chief executive officer and all other positions he held with the registrant. On that same date, the registrant’s board of directors appointed a committee to oversee the registrant’s operations, lead by Semyon Dukach, the registrant’s Chair of the Board of Directors.  Mr. Harrison received a severance in the amount of $33,333, the equivalent of four months base salary paid ratably over a four month period according to the Company’s standard payroll schedule and health insurance benefits over a four month period.  Of the 960,000 options granted on July 1, 2010, 563,333 vested and 396,667 remain unvested and were forfeited.

Consulting Services

On March 23, 2011, in relation to the agreement entered into with a third party to provide various consulting services for the Company, the Company issued 800,000 warrants to purchase common stock at an exercise price of $0.625 per share with a term of 5 years. See Note 7 for discussion of warrants.

On May 9, 2012, the warrant to purchase 800,000 shares of common stock at an exercise price of $.625 per share was exercised with total proceeds to the Company of $500,000.

On October 18, 2012, the Company entered into a professional services agreement.  The agreement requires the Company to pay a monthly cash retainer of $12,500 to cover professional services provided by the service provider.  Additionally, any service that exceeds the $12,500 retainer are to be paid through issuances of the Company’s common stock with a vesting schedule of six months from delivery date.  At December 31, 2012, the Company has an accrued liability of $25,000, which is expected to be settled in shares of the Company’s common stock.

On October 29, 2012, the Company entered into a professional services agreement. In connection with the agreement, the Company issued 454,863 warrants to purchase common stock at an exercise price of $0.98 per share with a term of 5 years in exchange for professional services. As of December 31, 2012, 227,433 of such warrants were exercisable. The agreement also call for certain incentives that if achieved call for the disbursement of $500,000 or more depending on the size of transaction as well as fees to arrange funding. See Note 7 for discussion of warrants.

Note 10: Subsequent Events

On January 9, 2013 the registrant entered into an asset purchase agreement (“Asset Purchase Agreement”) with Oktet Bilişim Danışmanlık Organizayon Reklamcılık Limited Şirketi, a Turkish corporation (“Octeth”). Pursuant the Asset Purchase Agreement, the registrant acquired from Octeth certain tangible assets, including servers and devices, intangible assets related to PreviewMyEmail.com, along with customer and co-location contracts, in exchange for $160,000 cash.

On March 4, 2013, the Company added an addendum to the professional services agreement made on October 18, 2012.  Simultaneous with the execution of this agreement, the Company issued 18,868 shares of restricted common stock representing $25,000 worth of stock for services rendered during November and December of 2012.   At December 31, 2012, the Company has an accrued liability of $25,000 related to this transaction.  On March 4, 2013, the Company also issued 45,000 shares of restricted common stock representing payment for website construction in fiscal year 2013.

On March 5, 2013 Maksym Ilin was appointed as President, Principal Executive Officer and Vice President-Operations and Customer Service. Pursuant to a non-written agreement, Mr. Ilin will receive a base salary of $38,400 per year along with performance based bonuses. Previously, Mr. Ilin served as the Company’s Director of Customer Service.

On March 5, 2013, Ruslan Bondariev was appointed as Chief Technology Officer and Vice President – Research. Pursuant to a non-wrtiten agreement, Mr. Bondariev will receive a base salary of $36,000 per year along with performance based bonuses. Previously, Mr. Bondarev served as the Company’s Director of Research and Development.

On March 5, 2013, Alena Chuprakova was appointed as Comptroller, Treasurer and Principal Financial Officer. Pursuant to a non-written agreement, Ms. Chuprakova will receive a base salary of $50,000 per year, along with performance based bonuses.

On March 8, 2013, the Company paid quarterly dividends of $266, 072 to its stockholders.

INDEX TO EXHIBITS

SEC Reference Number	Title of Document	Location

3.1	Articles of Incorporation	*
3.2	Bylaws	*
3.3	Plan of Merger	*
10.1	2010 Stock Incentive Plan	*
10.2	Public Financial Services, LLC Agreement	*
10.3	Employment Agreement –Richard T. Harrison	**
10.4	Asset Purchase Agreement – PreviewMyEmail.com	***
14.1	Code of Ethics	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101#	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K

*Incorporated by reference to Registration Statement on Form S-1 filed on December 2, 2010.

**Incorporated by reference to Form 8-K filed on June 18, 2012.

***Incorporated by reference to Form 8-K filed on January 10, 2013.

#In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

All other Exhibits called for by Rule 601 of Regulation S-K are not applicable to this filing. Information pertaining to our common stock is contained in our Certificate of Incorporation and By-Laws.