Form 10-Q
period 2013-03-31
SMTP, Inc.
filed 2013-05-14
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2013
Or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,854,498 shares of common stock as of May 6, 2013.

SMTP, INC.

i

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•

general economic and business conditions

•

competition from third parties

•

regulatory constraints

•

changes in methods of marketing

•

changes in customer demand

•

changes in product mix

•

other risks to which our Company is subject

•

other factors beyond the Company's control

•

strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses.

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors contained in the Company’s Annual Report” on Form 10-K for the year ended December 31, 2012. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward-looking statements.  The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Item 1.

Financial Statements.

SMTP, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets

Cash and cash equivalents	$702,423	$784,001
Accounts receivable	51,280	38,152
Deferred income taxes	212,485	196,097
Income taxes receivable	24,624	-
Other current assets	42,526	66,093
Total current assets	1,033,338	1,084,343

Property and equipment, net of accumulated depreciation of $60,536 and $43,180	366,541	141,948
Intangibles, net of accumulated amortization of $9,000 and $8,768	-	232
Deferred income taxes	21,458	14,536
Deposits	29,995	29,995
Total assets	$1,451,332	$1,271,054

Liabilities and Shareholders' Equity

Deferred revenue	$329,494	$351,059
Income taxes payable	-	42,590
Allowance for refunds and chargebacks	9,036	9,036
Accrued expenses and other	159,932	128,989
Total current liabilities	498,462	531,674

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,845,618 and 14,767,250 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	14,846	14,768
Additional paid in capital	1,365,019	1,111,175
Accumulated deficit	(426,995)	(386,563)
Total shareholders' equity	952,870	739,380

Total liabilities and shareholders' equity	$1,451,332	$1,271,054

See accompanying notes to the financial statements

SMTP, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2013	2012

Net revenue	$1,369,438	$1,247,414
Cost of services	324,673	306,347
Gross profit	1,044,765	941,067
Operating expenses:
Sales and marketing	202,767	226,775
General and administrative	416,178	278,657
Research and development	52,532	113,598

Total operating expenses	671,477	619,030

Income before income taxes	373,288	322,037
Provision for income tax	147,718	117,212

Net income	$225,570	$204,825

Net income per share:
Basic	$0.02	$0.01
Diluted	$0.01	$0.01

Weighted average common shares outstanding:
Basic	14,790,565	13,841,500
Diluted	15,970,359	15,431,961

See accompanying notes to the financial statements

SMTP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:

Net income	$225,570	$204,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,587	2,116
Excess tax benefits from share-based payment arrangements	3,171	-
Non-cash stock compensation	247,127	30,028
Allowance for refunds and chargebacks	-	1,089
Deferred income taxes	(23,310)	52,436
Changes in assets and liabilities:
Accounts receivable	(13,128)	(46,655)
Other assets	23,567	(9,087)
Income taxes payable	(67,214)	(283,346)
Accrued expenses and other	30,943	(89,977)
Deferred revenue	(21,565)	22,713
Net cash provided by (used in) operating activities	422,748	(115,858)

Cash flows from investing activities
Purchases of property and equipment	(241,948)	-
Net cash used in investing activities	(241,948)	-

Cash flows (used in) provided by financing activities:
Dividends to shareholders	(266,002)	-
Proceeds from issuance of common stock	3,624	-
Net cash used in financing activities	(262,378)	-

Change in cash and cash equivalents	(81,578)	(115,858)

Cash and cash equivalents, beginning of period	784,001	1,978,809

Cash and cash equivalents, end of period	$702,423	$1,862,951

Supplemental cash flow disclosures:
Cash paid for income taxes	$235,000	$348,122

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

On November 23, 2010, the Company formed a Delaware corporation, SMTP, Inc. for the purpose of changing the domicile of the Company from a Massachusetts corporation to a Delaware corporation and to increase the number of authorized shares outstanding.  Also on November 23, 2010, the Company entered into a Merger agreement between SMTP, Inc. and SMTP.com, Inc. whereby the surviving corporation would be SMTP, Inc. (the “Surviving Corporation”), the newly formed Delaware corporation.  The Surviving Corporation has an authorized capital structure of 50,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, par value $0.001 per share.  Under the terms of the Merger agreement, the Company’s existing 100 shares of ownership (which were held by a sole shareholder) were exchanged for 13,440,000 shares of common stock in the Surviving Corporation.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013. The accounting policies are described in the “Notes to Financial Statements” in the 2012 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Note 2:  Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business.  There are no pending or threatened legal proceedings as of March 31, 2013.

Consulting Services

On October 18, 2012, the Company entered into a professional services agreement.  The agreement requires the Company to pay a monthly cash retainer of $12,500 to cover professional services provided by the service provider.  Additionally, any service that exceeds the $12,500 retainer are to be paid through issuances of the Company’s common stock with a vesting schedule of six months from delivery date.  On March 4, 2013, the Company added an addendum to this agreement.  This addendum amended the agreement so that each month is a fixed fee of $25,000 payable in $12,500 cash and $12,500 in restricted common stock.  The addendum also waived all fees and other amounts exceeding $25,000 owed for November and December 2012 for services rendered. On March 8, 2013, the Company issued 18,868 shares of restricted common stock representing $25,000 worth of stock for services rendered during November and December of 2012.   On March 8, 2013, the Company also issued 45,000 shares of restricted common stock representing payment for website construction in fiscal year 2013 valued at $55,800 based on the closing share price of $1.24 on March 8, 2013.

On October 29, 2012, the Company entered into a professional services agreement. In connection with the agreement, the Company issued 454,863 warrants to purchase common stock at an exercise price of $0.98 per share with a term of 5 years in exchange for professional services. As of March 31, 2013, all warrants were exercisable. The agreement also calls for certain incentives that if achieved call for the disbursement of $500,000 or more depending on the size of transaction as well as fees to arrange funding. See Note 8 for discussion of warrants.

Operating Leases and Service Contracts

The Company rents its facilities on a month-to-month or quarter-to-quarter basis. Most of its service contracts are also on a month-to-month basis. However, the Company entered into several non-cancelable service contracts during the year ended December 31, 2012.  Future minimum payments under non-cancelable service contracts are as follows as of March 31:

	Payments Due by Fiscal Year
		Remainder of
	Total	2013	2014	2015	2016	2017	Thereafter
Operating lease commitments	$20,720	$13,815	$6,905	$-	$-	$-	$-
Noncancelable service agreements	$175,000	$175,000	$-	$-	$-	$-	$-
	$195,720	$188,815	$6,905	$-	$-	$-	$-

Change in Officers and Employment Agreements

On March 5, 2013 Maksym Ilin was appointed as President, Principal Executive Officer and Vice President-Operations and Customer Service. Pursuant to a non-written agreement, Mr. Ilin will receive a base salary of $38,400 per year along with performance based bonuses. Previously, Mr. Ilin served as the Company’s Director of Customer Service.

On March 5, 2013, Ruslan Bondariev was appointed as Chief Technology Officer and Vice President – Research. Pursuant to a non-written agreement, Mr. Bondariev will receive a base salary of $36,000 per year along with performance based bonuses. Previously, Mr. Bondarev served as the Company’s Director of Research and Development.

On March 5, 2013, Alena Chuprakova was appointed as Comptroller, Treasurer and Principal Financial Officer. Pursuant to a non-written agreement, Ms. Chuprakova will receive a base salary of $50,000 per year, along with performance based bonuses.

Note 3:  Property and Equipment

On January 9, 2013 the Company entered into an asset purchase agreement (“Asset Purchase Agreement”) with Oktet Bilişim Danışmanlık Organizayon Reklamcılık Limited Şirketi, a Turkish corporation (“Octeth”). Pursuant to the Asset Purchase Agreement, the registrant acquired from Octeth certain tangible assets, including servers and devices, intangible assets related to PreviewMyEmail.com, along with customer and co-location contracts, in exchange for $160,000 cash. This asset purchase agreement did not constitute a business combination for which purchase accounting would apply and therefore the purchase price was allocated to the assets required based on their estimated fair value.

Note 4:  Shareholders’ Equity

The Company began paying dividends during the year ended December 31, 2012.  The Company distributed dividends of $2,589,011 in cash to its shareholders during the year ended December 31, 2012.  On March 8, 2013, the Company paid quarterly dividends of $266, 002 to its stockholders.

On March 8, 2013, in connection with a consulting agreement, the Company issued 63,868 shares of common stock in exchange for services.  See Note 2 for more discussion.

Note 5: Net Income Per Share

Computation of net income per share is as follows:

	Three Months Ended March 31,
	2013	2012

Net income attributable to SMTP.com	$225,570	$204,825

Basic weighted average common shares outstanding	14,790,565	13,841,500
Add incremental shares for:
Warrants	86,461	516,688
Stock options	1,093,333	1,073,773
Diluted weighted average common shares outstanding	15,970,359	15,431,961

Net income per share:
Basic	$0.02	$0.01
Diluted	$0.01	$0.01

Note 6:  Stock-Based Compensation

The Company has historically granted stock options to certain vendors and employees.

On April 29, 2011, the Company increased the number of shares of the Company’s common stock available for issuance under the plan from 1,360,000 to 2,500,000.

Stock option awards are expensed on a straight-line basis over the requisite service period.  The Company recognized expense of $36,029 and $30,028, for the three months ended March 31, 2013 and March 31, 2012, respectively. At March 31, 2013, future stock compensation expense (net of estimated forfeitures) not yet recognized was $489,112 and will be recognized over a weighted average remaining vesting period of 3.34 years.  The following summarizes stock option activity for the three months ended March 31, 2013:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
	Number of	Exercise	Fair	Contractual
	Shares	Price	Value	Life
Outstanding at December 31, 2012	1,695,250	$1.08	$0.58
Granted at market price	-
Exercised	(14,500)
Forfeited	(425,500)
Outstanding at March 31, 2013	1,255,250	1.02	0.59	9.1
Exercisable	189,250	$1.09	$0.58	8.5

The following table summarizes information about the Company’s stock options at March 31, 2013:

	Exercisable		Unexercisable		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Price	Outstanding	Price	Outstanding	Price
$.25 per share	70,000	$0.25	107,000	0.25	177,000	$0.25
$1.59 per share	119,250	1.59	169,000	1.59	288,250	$1.59
$0.99 per share	-	-	790,000	0.99	790,000	$0.99

Note 7: Income Taxes

During the quarter ended March 31, 2013, the Company recorded an income tax provision of $147,718, which was comprised of a current provision of $173,826 and a deferred benefit of $26,108.

Note 8: Warrants

On October 29, 2012, in connection with a consulting agreement, the Company issued 454,863 warrants to purchase common stock at an exercise price of $0.98 per share with a term of 5 years.  The warrants vest according to the following schedule:  75,813 shares vest immediately and 75,810 shares vest at the end of every thirty day period thereafter until the warrant is 100% vested.  For the three months ending March 31, 2013, the Company recognized an expense of $130,928 associated with these awards. The warrants expire on October 29, 2017 and have a remaining contractual life of 4.6 years as of March 31, 2013.

The following table summarizes information about the Company’s warrants at March 31, 2013:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number	Exercise	Term	Intrinsic
	of Units	Price	(in years)	Value
Outstanding at December 31, 2012	454,863	$0.98	4.8	27,292

Granted	-

Outstanding at March 31, 2013	454,863	$0.98	4.6	54,584

Exercisable at March 31, 2013	454,863	$0.98	4.6	54,584

Note 9:  Subsequent Events

On April 1, 2013, Brad Harkavy and Mark S. Dailey resigned as members of the board of directors.

On April 8, 2013, the Company issued a total of 8,880 of the Company’s common stock to the directors.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained in this report on Form 10-Q, the matters discussed herein are forward-looking statements. Words such as “anticipates,” “believes,” “expects,” “future,” and “intends,” and similar expressions are used to identify forward-looking statements. These and other statements regarding matters that are not historical are forward-looking statements. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below as well as those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.  This information should also be read in conjunction with our audited historical financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 29, 2013.

Background Overview

We provide Internet-based services to facilitate email delivery. Our services provide customers with the ability to increase the deliverability of email with less time, cost and complexity than handling it themselves. We believe our growth since inception has been driven by the compelling value proposition for our services.

Results of Operations

Net Revenues	2013	2012	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$1,369,438	$1,247,414	$122,024	9.8%

Revenues increased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, due to increased sales of our email service products to consumers.  Revenue growth is attributable primarily to an increase in our number of subscribers of these products.  Most of this growth is by organic growth in our customer base.

Cost of Service	2013	2012	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$324,673	$306,347	$18,326	6.0%

Cost of services increased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to increased revenues.  As a percentage of revenues, cost of services were 24% and 25% of net revenues for the three months ended March 31, 2013 and 2012, respectively. Cost of services increased due to growth of the technical support personnel connected with increased number of customers and our focus on quality.

Sales and Marketing	2013	2012	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$202,767	$226,775	$(24,008)	(10.6)%

Sales and marketing expenses decreased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The decrease relates to less public relations fees paid in 2013 compared to 2012.

General and Administrative	2013	2012	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$416,178	$278,657	$137,521	49.4%

General and administrative expenses increased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 based on the following:

•

An increase in consulting fees of approximately $142,000; primarily related to warrants issued for services and an increase in accounting fees.

•

An increase in stock compensation expense of approximately $6,000 related to additional stock options issued in October 2012;

•

An increase in depreciation and amortization of approximately $15,000;

•

An increase in other general and administrative expense of approximately $7,000;

•

A decrease in payroll and benefits of approximately $33,000 related to the previous CEO’s resignation.

Research and Development	2013	2012	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$52,532	$113,598	$(61,066)	(53.8)%

Research and development expenses decreased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 as we have decided to outsource our development rather than having it in-house.  However, our research and development efforts are still focused around expanding our service offerings and improving the functionality of our products.

Income Tax Benefit (Expense)	2013	2012	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$(147,718)	$(117,212)	$(30,506)	26.0%

Changes in our income tax expense related primarily to an increase in pretax income during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, and we accrued a provision at a slightly higher rate in the first quarter of fiscal 2013 than the first quarter of fiscal 2012.

Net Income	2013	2012	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$225,570	$204,825	$20,745	10.1%

Net income increased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to revenue growth partially offset by increases in cost of services and operating expenses related to the growth in our business, each of which is described above.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of cash inflows are net remittances from customers for email services.  Such payments are typically received in advance of providing the services, yielding a deferred revenue liability on our balance sheet.

Our primary sources of cash outflows include payroll, dividends, income tax payments and payments to vendors and third party service providers.  With the exception of income taxes, which occur on a periodic basis, cash outflows typically occur in close proximity of expense recognition.

Analysis of Cash Flows

Three Months Ended March 31, 2013 and 2012

Net cash generated by operating activities increased by $538,606 or 465%, to $422,748 for the three months ended March 31, 2013, compared to ($115,858) for the three months ended March 31, 2012.  The increase in cash generated by operating activities was primarily attributable to changes in working capital and other adjustments, the most significant of which was the decrease in 2012 in income taxes payable of approximately $216,132 meaning that cash spent was more than the expense recognition by those amounts.  The change in working capital was offset by a decrease in net income of approximately $20,745.

Net cash used in investing activities was $(241,948) and $0 during the three months ended March 31, 2013, and 2012, respectively, consisting of investments in computers, servers, other equipment and licensed software related to an asset purchase agreement

Net cash used in financing activities was ($262,378) and $0 during the three months ended March 31, 2013 and 2012, respectively.  During the three months ended March 31, 2013 we distributed $266,002, in cash to our shareholders in the form of a regular quarterly dividend which was offset by proceeds of $3,624 received from the issuance of our common stock.

We had net working capital of $534,876 and $552,669 as of March 31, 2013 and December 31, 2012, respectively.  Our decrease in net working capital as of March 31, 2013 was primarily attributable to a distribution of $266,002 in cash to our shareholders in the form of regular quarterly dividends offset by proceeds of $3,624 received from the issuance of our common stock in the first quarter of 2013.

Contractual Obligations

On October 18, 2012, the Company entered into a professional services agreement with a consulting firm to aid in increasing SMTP’s online presence, brand awareness and sales.  The agreement requires the Company to pay a monthly cash retainer of $25,000 of which $12,500 is to be paid in cash and $12,500 to be paid through issuances of the Company’s common stock with a vesting schedule of six months from delivery date.  This agreement expires in October 2013.

Future minimum payments under non-cancelable service contracts are as follows as of March 31:

	Payments Due by Fiscal Year
		Remainder of
	Total	2013	2014	2015	2016	2017	Thereafter
Operating lease commitments	$20,720	$13,815	$6,905	$-	$-	$-	$-
Noncancelable service agreements	$175,000	$175,000	$-	$-	$-	$-	$-
	$195,720	$188,815	$6,905	$-	$-	$-	$-

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

We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.  Our Annual Report on Form 10-K for the year ended December 31, 2012 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2012.  See our Note 1 in our unaudited financial statements for the three months ended March 31, 2013, as set forth herein.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at March 31, 2013.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2013 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Securities issued for services

Date	Security/Value

March 2013	Common stock - 18,868 shares of common stock. The common stock was valued at $25,000.

March 2013	Common stock – 45,000 shares of common stock. The common stock was valued at $55,800

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions.  We relied on Section 4(2) of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

Item 3.

Defaults Upon Senior Securities.

Not Applicable.

Item 4.

Mine Safety Disclosures.

Not Applicable.

Item 5.

Other Information.

.

Not Applicable.

Item 6.

Exhibits.

INDEX TO EXHIBITS

SEC Reference Number	Title of Document	Location

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
10.1	Professional Services Agreement	*
10.2	Addendum to Professional Services Agreement	Filed herewith
10.3	Asset Purchase Agreement - Octeth	**
101	XBRL

*

Incorporated by reference to our Form 8-K filed on October 23, 2012.

**

Incorporated by reference to our Form 8-K filed on January 10, 2013.

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

SMTP, INC.

By:	/s/ Maksym Ilin
Maksym Ilin
President (Principal Executive Officer) Date: May 14, 2013

SMTP, INC.

By:	/s/ Alena Chuprakova
Alena Chuprakova Comptroller
(Principal Financial Officer) Date: May 14, 2013