Form 10-Q
period 2013-06-30
SMTP, Inc.
filed 2013-08-14
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2013
Or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,093,912 shares of common stock as of August 13, 2013.

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

PART I – FINANCIAL INFORMATIOM

Item 1.

Financial Statements.

SMTP, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets

Cash and cash equivalents	$939,197	$784,001
Accounts receivable	63,408	38,152
Deferred income taxes	218,682	196,097
Other current assets	39,815	66,093
Total current assets	1,261,102	1,084,343

Property and equipment, net of accumulated depreciation of $79,225 and $43,180	347,851	141,948
Intangibles, net of accumulated amortization of $9,000 and $8,768	-	232
Deferred income taxes	27,756	14,536
Deposits	29,995	29,995
Total assets	$1,666,704	$1,271,054

Liabilities and Shareholders' Equity

Deferred revenue	$320,418	$351,059
Income taxes payable	49,810	42,590
Allowance for refunds and chargebacks	12,414	9,036
Accrued expenses and other	141,368	128,989
Total current liabilities	524,010	531,674

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,934,498 and 14,767,250 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	14,935	14,768
Additional paid in capital	1,436,699	1,111,175
Accumulated deficit	(308,940)	(386,563)
Total shareholders' equity	1,142,694	739,380

Total liabilities and shareholders' equity	$1,666,704	$1,271,054

See accompanying notes to the financial statements

SMTP, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net revenue	$1,395,147	$1,352,025	$2,764,585	$2,599,439
Cost of services	303,519	331,848	628,193	638,195
Gross profit	1,091,628	1,020,177	2,136,392	1,961,244
Operating expenses:
Sales and marketing	179,594	194,307	382,360	421,081
General and administrative	284,081	293,047	700,259	571,701
Research and development	52,438	108,595	104,970	222,194

Total operating expenses	516,113	595,949	1,187,589	1,214,976

Income before income taxes	575,515	424,228	948,803	746,268
Provision for income tax	190,079	184,000	337,797	301,212

Net income	$385,436	$240,228	$611,006	$445,056

Net income per share:
Basic	$0.03	$0.02	$0.04	$0.03
Diluted	$0.03	$0.02	$0.04	$0.03

Weighted average common
shares outstanding:
Basic	14,869,639	14,339,434	14,830,320	14,090,467
Diluted	15,280,304	15,159,016	15,344,497	14,974,691

See accompanying notes to the financial statements

SMTP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$611,006	$445,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,277	11,342
Excess tax benefits from share-based payment arrangements	(20,825)	-
Non-cash stock compensation	281,242	66,270
Allowance for refunds and chargebacks	3,378	1,151
Deferred income taxes	(35,805)	30,623
Changes in assets and liabilities:
Accounts receivable	(25,256)	(27,959)
Other assets	26,278	(19,706)
Income taxes payable	28,045	(425,534)
Accrued expenses and other	12,379	(53,639)
Deferred revenue	(30,641)	30,462
Net cash provided by operating activities	886,078	58,066

Cash flows from investing activities
Purchases of property and equipment	(241,948)	(2,494)
Net cash used in investing activities	(241,948)	(2,494)

Cash flows used in financing activities:
Dividends to shareholders	(533,383)	(2,103,137)
Proceeds from issuance of common stock	23,624	516,438
Excess tax benefits from share-based payment arrangements	20,825	-
Net cash used in financing activities	(488,934)	(1,586,699)

Change in cash and cash equivalents	155,196	(1,531,127)

Cash and cash equivalents, beginning of period	784,001	1,978,809

Cash and cash equivalents, end of period	$939,197	$447,682

Supplemental cash flow disclosures:
Cash paid for income taxes	$385,000	$348,000

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013. The accounting policies are described in the “Notes to Financial Statements” in the 2012 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Note 2:  Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business.  There are no pending or threatened legal proceedings as of June 30, 2013.

Consulting Services

On October 18, 2012, the Company entered into a professional services agreement.  The agreement requires the Company to pay a monthly cash retainer of $12,500 to cover professional services provided by the service provider.  Additionally, any service that exceeds the $12,500 retainer are to be paid through issuances of the Company’s common stock with a vesting schedule of six months from delivery date.  On March 4, 2013, the Company added an addendum to this agreement.  This addendum amended the agreement so that each month is a fixed fee of $25,000 payable in $12,500 cash and $12,500 in restricted common stock.  The addendum also waived all fees and other amounts exceeding $25,000 owed for November and December 2012 for services rendered. On March 8, 2013, the Company issued 18,868 shares of restricted common stock representing $25,000 worth of stock for services rendered during November and December of 2012.   On March 8, 2013, the Company also issued 45,000 shares of restricted common stock representing payment for website construction in fiscal year 2013 valued at $55,800 based on the closing share price of $1.24 on March 8, 2013.   On July 1, 2013, the Company terminated the consulting services agreement and issued 70,414 shares of common stock to pay the outstanding balance of approximately $75,000 due to the consultants.

On October 29, 2012, the Company entered into a professional services agreement. In connection with the agreement, the Company issued 454,863 warrants to purchase common stock at an exercise price of $0.98 per share with a term of 5 years in exchange for professional services. As of June 30, 2013, all warrants were exercisable. The agreement also calls for certain incentives that if achieved call for the disbursement of $500,000 or more depending on the size of transaction as well as fees to arrange funding. See Note 8 for discussion of warrants.

On May 29, 2013 the Company entered into a professional services agreement. The agreement requires the Company to pay $25,000 per month in exchange for marketing and advertising services.  The agreement terminates on December 31, 2014 but is cancellable at any time.

Operating Leases and Service Contracts

The Company rents its facilities on a month-to-month or quarter-to-quarter basis. All of its service contracts are also on a month-to-month basis.  Future minimum lease payments are as follows as of June 30:

2013	9,210
2014	6,905
2015	-
2016	-
2017	-
Thereafter	-
$16,115

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

Note 3:  Asset Purchase Agreement

On January 9, 2013 the Company entered into an asset purchase agreement (“Asset Purchase Agreement”) with Oktet Bilişim Danışmanlık Organizayon Reklamcılık Limited Şirketi, a Turkish corporation (“Octeth”). Pursuant to the Asset Purchase Agreement, the registrant acquired from Octeth certain tangible assets, including servers and devices, intangible assets related to PreviewMyEmail.com, along with customer and co-location contracts, in exchange for $160,000 cash. This asset purchase agreement did not constitute a business combination for which purchase accounting would apply and therefore the purchase price was allocated to the assets acquired based on their estimated fair value.

Note 4:  Shareholders’ Equity

The Company began paying dividends during the year ended December 31, 2012.  The Company distributed dividends of $2,589,011 in cash to its shareholders during the year ended December 31, 2012.  For the three and six months ending June 30, 2013, the Company paid dividends of $267,381and $533,383 respectively.

On March 8, 2013, in connection with a consulting agreement, the Company issued 63,868 shares of common stock in exchange for services.  See Note 2 for more discussion.

On April 8, 2013, the Company issued a total of 8,880 of the Company’s common stock to the directors.

On May 22, 2013 the Company entered into an investment agreement.  Pursuant to the investment agreement, the Company may issue and sell to the investor, up to that number of shares of the Company’s common stock having an aggregate purchase price of $2.5 million, over a period of 36 months from the first trading day following the effectiveness of the registration statement registering the resale of shares.  The purchase price shall be set at 92% of the lowest daily volume weighted average price of the Common Stock during the five consecutive trading day period beginning on the date of delivery of the applicable draw down notice.

On June 20, 2013, as part of the investment agreement, the Company filed with the Securities Exchange Commission a Form S-1 for the registration of its Common Stock, $.001 par value.  The amount of shares to be registered was 2.5 million. The S-1 became effective on June 27, 2013.  No shares were issued during the period covered by this report.

Note 5: Net Income Per Share

Computation of net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income attributable to SMTP.com	$385,436	$240,228	$611,006	$445,056

Basic weighted average common shares outstanding	14,869,639	14,339,434	14,830,320	14,090,467
Add incremental shares for:
Warrants	26,242	-	63,840	-
Stock options	384,423	819,582	450,337	884,224
Diluted weighted average common shares outstanding	15,280,304	15,159,016	15,344,497	14,974,691

Net income per share:
Basic	$0.03	$0.02	$0.04	$0.03
Diluted	$0.03	$0.02	$0.04	$0.03

Note 6:  Stock-Based Compensation

The Company has historically granted stock options to certain vendors and employees.

In November 2010, the board of directors authorized the 2010 Stock Incentive Plan ("the Plan") which provides us with the ability to issue options on up to 1,360,000 common shares.

In April 2011, the Company increased the number of shares of the Company’s common stock available for issuance under the Plan from 1,360,000 to 2,500,000.

Stock option awards are expensed on a straight-line basis over the requisite service period.  During the three and six months ended June 30, 2013, the Company recognized expense of $24,115 and $60,144, respectively, associated with stock option awards.  During the three and six months ended June 30, 2012, the Company recognized expense of $36,241 and $66,270, respectively, associated with stock option awards.  At June 30, 2013, future stock compensation expense (net of estimated forfeitures) not yet recognized was $451,348 and will be recognized over a weighted average remaining vesting period of 3.09 years.  The following summarizes stock option activity for the six months ended June 30, 2013:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
	Number of	Exercise	Fair	Contractual
	Shares	Price	Value	Life
Outstanding at December 31, 2012	2,184,583	$0.89	$0.48
Granted at market price	-
Exercised	(94,500)
Forfeited	(438,750)
Outstanding at June 30, 2013	1,651,333	0.82	0.48	8.4
Exercisable at June 30, 2013	612,583	$0.51	$0.29	7.4

The outstanding shares at December 31, 2012 were adjusted to reflect options that were issued but not included in the prior periods tables.  This does not impact stock compensation expense.

The following table summarizes information about the Company’s stock options at June 30, 2013:

	Exercisable		Unexercisable		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Price	Outstanding	Price	Outstanding	Price

$.25 per share	493,333	$0.25	107,000	0.25	600,333	$0.25
$1.59 per share	119,250	1.59	166,750	1.59	286,000	$1.59
$0.99 per share	-	-	765,000	0.99	765,000	$0.99

Note 7: Income Taxes

During the quarter ended June 30, 2013, the Company recorded an income tax provision of $190,079, which was comprised of a current provision of $208,633 and a deferred benefit of $18,554.

Note 8: Warrants

On October 29, 2012, in connection with a consulting agreement, the Company issued 454,863 warrants to purchase common stock at an exercise price of $0.98 per share with a term of 5 years.  The warrants vest according to the following schedule:  75,813 shares vest immediately and 75,810 shares vest at the end of every thirty day period thereafter until the warrant is 100% vested.  For the three and six months ending June 30, 2013, the Company recognized an expense of $0 and $130,298, respectively, associated with these awards. The warrants expire on October 29, 2017 and have a remaining contractual life of 4.3 years as of June 30, 2013.

			Weighted Average
		Weighted	Remaining
		Average	Contractual
	Number	Exercise	Term	Intrinsic
	of Units	Price	(in years)	Value

Outstanding at December 31, 2012	454,863	$0.98	4.8	49,277
Granted	-
Outstanding at June 30, 2013	454,863	$0.98	4.3	4,549
Exercisable at June 30, 2013	454,863	$0.98	4.3	4,549

Note 9:  Subsequent Events

On July 1, 2013, the Company terminated a professional services agreement that was entered into on October 18, 2012, and issued 70,414 shares of common stock to pay the outstanding balance of approximately $75,000 due to the consultants. See Note 2 for additional discussion.

On July 30, 2013 pursuant to its May 22, 2013 investment agreement, the Company put up to 100,000 shares to the Investor for a five day period. On August 5, 2013 pursuant to that put, the Company issued 5,000 shares of the Company’s common stock to the Investor in exchange for $5,500 received from the Investor. On August 13, 2013 pursuant to a subsequent put, the Company issued an additional 84,000 shares of the Company’s common stock to the Investor in exchange for $81,129 received from the Investor. The Company received no proceeds from the remaining 11,000 shares that the investor did not purchase. See Note 4 for additional discussion of the terms of the investment agreement.

On August 1, 2013, the Company declared a quarterly cash dividend of $345,113, or $.023 per share. The dividend shall be payable to the stockholders of the Company on August 31, 2013 in proportion to their respective holdings of stock, of record, at the close of business on August 20, 2013.

On August 1, 2013, the Company entered into a professional services agreement. In connection with the agreement, the Company issued 150,000 warrants to purchase common stock at an exercise price of $1.00 per share with a term of 3 years in exchange for professional services. This agreement also requires the Company to pay $7,500 in cash per month for 12 months in exchange for sales and marketing services. The agreement terminates on July 31, 2014 but is cancellable after the first six months.

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

Results of Operations

Net Revenues	2013	2012	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$1,395,147	$1,352,025	$43,122	3.2%
Six Months Ended June 30,	$2,764,585	$2,599,439	$165,146	6.4%

Revenues increased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012, due to increased sales of our email service products to consumers.  Revenue growth is attributable primarily to an increase in our number of subscribers of these products.  Most of this growth is by organic growth in our customer base.

Cost of Service	2013	2012	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$303,519	$331,848	$(28,329)	(8.5)%
Six Months Ended June 30,	$628,193	$638,195	$(10,002)	(1.6)%

Cost of services decreased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 primarily due to a decrease in managed server costs and partner commissions.  As a percentage of revenues, cost of services were 22% and 25% of net revenues for the three months ended June 30, 2013 and 2012, respectively. As a percentage of revenues, cost of services were 23% and 25% of net revenues for the six months ended June 30, 2013 and 2012, respectively.

Sales and Marketing	2013	2012	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$179,594	$194,307	$(14,713)	(7.6)%
Six Months Ended June 30,	$382,360	$421,081	$(38,721)	(9.2)%

Sales and marketing expenses decreased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012. The decrease relates to a reduction in money spent on online advertising in 2013 compared to 2012.

General and Administrative	2013	2012	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$284,081	$293,047	$(8,966)	(3.1)%
Six Months Ended June 30,	$700,259	$571,701	$128,558	22.5%

General and administrative expenses decreased for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 based on the following:

•

A decrease in payroll and benefits of approximately $41,000 related to the previous CEO’s resignation;

•

A decrease in stock compensation expense of approximately $12,000;

•

A decrease in board of director fees of $5,000;

•

An increase in other general and administrative expense of approximately $3,000;

•

An increase in professional fees of approximately $32,000, primarily related to increased legal expenses connected with the S-1 filing;

•

An increase in depreciation and amortization of approximately $14,000.

General and administrative expenses increased for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 based on the following:

•

An increase in professional fees of approximately $174,000; primarily related to warrants issued for services and an increase in accounting and legal fees;

•

An increase in depreciation and amortization of approximately $30,000;

•

An increase in other general and administrative expense of approximately $10,000;

•

A decrease in payroll and benefits of approximately $75,000 related to the previous CEO’s resignation;

•

A decrease in board of director fees of $5,000;

•

A decrease in stock compensation expense of approximately $6,000.

Research and Development	2013	2012	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$52,438	$108,595	$(56,157)	(51.7)%
Six Months Ended June 30,	$104,970	$222,194	$(117,224)	(52.8)%

Research and development expenses decreased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 as we have decided to outsource our development rather than having it in-house.  However, our research and development efforts are still focused around expanding our service offerings and improving the functionality of our products.

Income Tax Benefit (Expense)	2013	2012	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$(190,079)	$(184,000)	$(6,079)	3.3%
Six Months Ended June 30,	$(337,797)	$(301,212)	$(36,585)	12.1%

Changes in our income tax expense related primarily to an increase in pretax income during the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012, and we accrued a provision at a slightly higher rate in the first half of fiscal 2013 than the first half of fiscal 2012.

Net Income	2013	2012	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$385,436	$240,228	$145,208	60.4%
Six Months Ended June 30,	$611,006	$445,056	$165,950	37.3%

Net income increased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 primarily due to revenue growth partially offset by increases in cost of services and operating expenses related to the growth in our business, each of which is described above.

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

In May 2013 we signed an investment agreement (“Investment Agreement”) with Dutchess Opportunity Fund, II, LP, a Delaware limited partnership (the “Dutchess”) whereby subject to certain restrictions and conditions, at our sole discretion, we may issue and sell to Dutchess, and Dutchess shall purchase from our Company, up to that number of shares of our Company’s common stock having an aggregate purchase price of two million five hundred thousand dollars ($2,500,000), over a period of 36 months commencing on June 28, 2013. We registered for resale by Dutchess 2,500,000 shares of our common stock in June 2013. Dutchess is obligated to make purchases as the Company directs in accordance with the Investment Agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of our Company's common stock immediately preceding the sales to Dutchess. We anticipate the proceeds from the sale of our shares of common stock to Dutchess under the Investment Agreement will be used for working capital purposes and acquisitions of assets, businesses or operations, if such acquisition opportunities arise. We cannot assure you that we will meet the conditions of the Investment Agreement with Dutchess in order to obligate Dutchess to purchase our shares of common stock. In the event we fail to do so, we will not have access to this funding resource; however, we do not believe that our operations will suffer adversely if we are not able to access the Dutchess funding source. We will control the timing and amount of any sales of our common stock to Dutchess. Dutchess has no right to require any sales by us, but is obligated to make purchases from us as we direct in accordance with the Investment Agreement. There are no limitations on use of proceeds, restrictions on future funding, rights of first refusal or participation rights in the Investment Agreement. We may terminate the Investment Agreement at any time, at our discretion, without any penalty or cost to us. Dutchess may not assign or transfer its rights and obligations under the Investment Agreement.

On June 20, 2013, as part of this investment agreement, the Company filed with the Securities Exchange Commission form S-1 for the registration of its Common Stock, $.001 par value.  The amount of shares to be registered was 2.5 million. The S-1 became effective on June 27, 2013.  No shares were issued during the period covered by this report.

Analysis of Cash Flows

Six Months Ended June 30, 2013 and 2012

Net cash generated by operating activities increased by $828,012 or 1426%, to $886,078 for the six months ended June 30, 2013, compared to $58,066 for the six months ended June 30, 2012.  The increase in cash generated by operating activities was primarily attributable to changes in working capital and other adjustments, the most significant of which was the decrease in 2012 in income taxes payable of approximately $453,579. The change in working capital was offset by an increase in net income of approximately $165,950.

Net cash used in investing activities was $241,948 and $2,494 during the six months ended June 30, 2013, and 2012, respectively. During the six months ended June 30, 2013, investing activities consisted of $160,000 of investments in computers equipment and licensed software related to an asset purchase agreement discussed in Note 3.  The remaining cash used in investing activities was related to leasehold improvements, purchases of furniture and fixtures and construction in progress related to website construction discussed in Note 2.  During the six months ended June 30, 2012, cash used in investing activities was for purchases of computer equipment.

Net cash used in financing activities was $488,934 and $1,586,699 during the six months ended June 30, 2013 and 2012, respectively.  During the six months ended June 30, 2013 we distributed $533,383 in cash to our shareholders in the form of a regular quarterly dividend which was offset by proceeds of $23,624 received from the issuance of our common stock and excess tax benefits of share-based payment arrangements of $20,825.  During the six months ended June 30, 2012 we distributed $2,103,137 in cash to our shareholders in the form of dividends which was offset by proceeds of $516,438 received from the issuance of our common stock.

We had net working capital of $737,092 and $552,669 as of June 30, 2013 and December 31, 2012, respectively. Our increase in net working capital as of June 30, 2013 was primarily attributable to cash provided by operating activities of $866,078 offset by a distribution of $533,383 in cash to our shareholders in the form of regular quarterly dividends.

Contractual Obligations

On October 18, 2012, the Company entered into a professional services agreement with a consulting firm to aid in increasing SMTP’s online presence, brand awareness and sales.  The agreement requires the Company to pay a monthly cash retainer of $25,000 of which $12,500 is to be paid in cash and $12,500 to be paid through issuances of the Company’s common stock with a vesting schedule of six months from delivery date.  This agreement expires in October 2013. On July 1, 2013, the Company terminated the consulting services agreement and issued 70,414 shares of common stock to pay the outstanding balance of approximately $75,000 due to the consultants.

The Company rents its facilities on a month-to-month or quarter-to-quarter basis. All of its service contracts are also on a month-to-month basis.  Future minimum lease payments are as follows as of June 30:

2013	9,210
2014	6,905
2015	-
2016	-
2017	-
Thereafter	-
$16,115

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

We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.  Our Annual Report on Form 10-K for the year ended December 31, 2012 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2012.  See our Note 1 in our unaudited financial statements for the six months ended June 30, 2013, as set forth herein.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at June 30, 2013.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2013. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2013 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

Not applicable.

Item 1A.

Risk Factors.

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Securities issued for services

Date	Security/Value

April 2013	Common stock – 8,880 shares of common stock for director services. The common stock was valued at $10,000.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. We relied on Section 4(2) of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

Item 3.

Defaults Upon Senior Securities.

Not Applicable.

Item 4.

Mine Safety Disclosures.

Not Applicable.

Item 5.

Other Information.

.

Not Applicable.

Item 6.

Exhibits.

INDEX TO EXHIBITS

SEC Reference Number	Title of Document	Location

10.1	Professional Services Agreement – inSegment	Incorporated by reference to our Form 8-K filed on October 23, 2012
10.2	Addendum to Professional Services Agreement - inSegment	Incorporated by reference to our Form 10-Q filed on May 14, 2013
10.3	Asset Purchase Agreement - Octeth	Incorporated by reference to our Form 8-K filed on January 10, 2013
10.4	Investment Agreement - Dutchess Opportunity Fund, II, LP	Incorporated by reference to our Form 8-K filed on May 24, 2013
10.5	Registration Rights Agreement - Dutchess Opportunity Fund, II, LP	Incorporated by reference to our Form 8-K filed on May 24, 2013
10.6	Marketing Agreement - Greenway	Incorporated by reference to our Form 8-K filed on May 31, 2013
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101	XBRL	Filed herewith

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
President (Principal Executive Officer) Date: August 14, 2013

SMTP, INC.

By:	/s/ Alena Chuprakova
Alena Chuprakova Comptroller
(Principal Financial Officer) Date: August 14, 2013