Form 10-Q
period 2013-09-30
SMTP, Inc.
filed 2013-11-04
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2013
Or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,331,638 shares of common stock as of November 1, 2013.

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

SMTP, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets

Cash and cash equivalents	$1,266,679	$784,001
Accounts receivable	47,098	38,152
Deferred income taxes	207,915	196,097
Other current assets	94,610	66,093
Total current assets	1,616,302	1,084,343

Property and equipment, net of accumulated depreciation of $99,156 and $43,180	348,713	141,948
Intangibles, net of accumulated amortization of $9,000 and $8,768	-	232
Deferred income taxes	34,476	14,536
Deposits	29,995	29,995
Total assets	$2,029,486	$1,271,054

Liabilities and Shareholders' Equity

Deferred revenue	$320,388	$351,059
Income taxes payable	45,024	42,590
Allowance for refunds and chargebacks	2,632	9,036
Accrued expenses and other current liabilities	83,207	128,989
Total current liabilities	451,251	531,674

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 15,293,736 and 14,767,250 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	15,294	14,768
Additional paid in capital	1,899,681	1,111,175
Accumulated deficit	(336,740)	(386,563)
Total shareholders' equity	1,578,235	739,380

Total liabilities and shareholders' equity	$2,029,486	$1,271,054

See accompanying notes to the financial statements

SMTP, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net revenue	$1,468,962	$1,362,504	$4,233,547	$3,961,943
Cost of services	311,392	302,746	939,585	940,941
Gross profit	1,157,570	1,059,758	3,293,962	3,021,002
Operating expenses:
Sales and marketing	295,005	164,513	677,365	585,594
General and administrative	302,491	275,416	1,002,750	846,846
Research and development	81,226	93,598	186,196	316,063

Total operating expenses	678,722	533,527	1,866,311	1,748,503

Income before income taxes	478,848	526,231	1,427,651	1,272,499
Provision for income tax	159,261	212,377	497,058	513,589

Net income	$319,587	$313,854	$930,593	$758,910

Net income per share:
Basic	$0.02	$0.02	$0.06	$0.05
Diluted	$0.02	$0.02	$0.06	$0.05

Weighted average common shares outstanding:
Basic	15,130,162	14,707,250	14,931,366	14,297,562
Diluted	15,699,964	15,258,843	15,538,652	14,896,548

See accompanying notes to the financial statements

SMTP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$930,593	$758,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,207	20,726
Excess tax benefits from share-based payment arrangements	(20,825)	-
Non-cash stock compensation	490,258	116,584
Allowance for refunds and chargebacks	(6,404)	1,216
Deferred income taxes	(31,758)	15,378
Changes in assets and liabilities:
Accounts receivable	(8,946)	(52,734)
Other assets	(28,517)	(44,173)
Income taxes payable	23,259	(408,761)
Accrued expenses and other current liabilities	(45,782)	(35,944)
Deferred revenue	(30,671)	29,175
Net cash provided by operating activities	1,327,414	400,377

Cash flows from investing activities
Purchases of property and equipment	(262,740)	(12,956)
Net cash used in investing activities	(262,740)	(12,956)

Cash flows used in financing activities:
Dividends to shareholders	(880,770)	(2,323,687)
Proceeds from issuance of common stock	277,949	516,438
Excess tax benefits from share-based payment arrangements	20,825	-
Net cash used in financing activities	(581,996)	(1,807,249)

Change in cash and cash equivalents	482,678	(1,419,828)

Cash and cash equivalents, beginning of period	784,001	1,978,809

Cash and cash equivalents, end of period	$1,266,679	$558,981

Supplemental cash flow disclosures:
Cash paid for income taxes	$545,000	$503,831

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013. The accounting policies are described in the “Notes to Financial Statements” in the 2012 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

The Company applies the authoritative guidance in accounting for uncertainty in income taxes recognized in the financial statements. This guidance prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. There are no uncertain tax positions taken by the Company on its tax returns. Tax years subsequent to 2010 remain open to examination by U.S. federal and state tax jurisdictions.

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

Note 2:  Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business.  There are no pending or threatened legal proceedings as of September 30, 2013.

Consulting Services

On October 18, 2012, the Company entered into a professional services agreement.  The agreement requires the Company to pay a monthly cash retainer of $12,500 to cover professional services provided by the service provider.  Additionally, any service that exceeds the $12,500 retainer, are to be paid through issuances of the Company’s common stock with a vesting schedule of six months from delivery date.  On March 4, 2013, the Company added an addendum to this agreement.  This addendum amended the agreement so that each month is a fixed fee of $25,000 payable in $12,500 cash and $12,500 in restricted common stock.  The addendum also waived all fees and other amounts exceeding $25,000 owed for November and December 2012 for services rendered. On March 8, 2013, the Company issued 18,868 shares of restricted common stock representing $25,000 worth of stock for services rendered during November and December of 2012.   On March 8, 2013, the Company also issued 45,000 shares of restricted common stock representing payment for website construction in fiscal year 2013 valued at $55,800 based on the closing share price of $1.24 on March 8, 2013.   On July 1, 2013, the Company terminated the consulting services agreement and issued 70,414 shares of common stock to pay the outstanding balance of approximately $75,000 due to the consultants.

On October 29, 2012, the Company entered into a professional services agreement. In connection with the agreement, the Company issued 454,863 warrants to purchase common stock at an exercise price of $0.98 per share with a term of 5 years in exchange for professional services. As of September 30, 2013, all warrants were exercisable. The agreement also calls for certain incentives that if achieved call for the disbursement of $500,000 or more depending on the size of transaction as well as fees to arrange funding. See Note 8 for discussion of warrants.

On May 29, 2013, the Company entered into a professional services agreement. The agreement requires the Company to pay $25,000 per month in exchange for marketing and advertising services.  The agreement terminates on December 31, 2014 but is cancellable at any time.

On August 1, 2013, the Company entered into a professional services agreement.  In connection with the agreement, the Company issued 150,000 warrants to purchase common stock at an exercise price of $1.00 per share with a term of 3 years in exchange for professional services.  As of September 30, 2013, all warrants were exercisable. This agreement also requires the Company to pay $7,500 in cash per month for 12 months in exchange for sales and marketing services. The agreement terminates on July 31, 2014 but is cancellable after the first six months.

Operating Leases and Service Contracts

The Company rents its facilities on a month-to-month or quarter-to-quarter basis. Most of its service contracts are also on a month-to-month basis.  As of September 30, 2013, future minimum lease and non-cancelable services contract payments are as follows for the remainder of 2013 and thereafter:

2013	42,105
2014	14,405
2015	-
2016	-
2017	-
Thereafter	-
$56,510

Change in Officers and Employment Agreements

On March 5, 2013 Maksym Ilin was appointed as President, Principal Executive Officer and Vice President-Operations and Customer Service. Pursuant to a non-written agreement, Mr. Ilin will receive a base salary of $38,400 per year along with performance based bonuses. Previously, Mr. Ilin served as the Company’s Director of Customer Service.  On August 15, 2013, upon the appointment of Jonathan M. Strimling, as the Company’s Chief Executive Officer, the Company’s Board of Directors removed Mr. Ilin as the Company’s President and Principal Executive Officer. Mr. Illin continues to serve as the Company’s Vice President-Operations and Customer Service.

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

On August 15, 2013, Jonathan M. Strimling was appointed as Chief Executive Officer. Pursuant to a written agreement, Mr. Strimling will receive a base salary of $180,000 per year along with quarterly performance based bonus compensation, other event based bonus compensation, and an option to purchase up to 1,493,449 shares of the Company’s common stock at the strike price of $1.00 per share. The options vest monthly over a four year period in equal installments of 31,113 shares per month beginning August 15, 2013, except that during the final month of vesting 31,138 shares shall vest. All of the options expire on August 14, 2023. The option grant was made pursuant to the Company’s 2010 Employee Stock Plan.

On September 18, 2013, Yvonne Gaudette was appointed as Vice President of Marketing. As the Company’s Vice President of Marketing, pursuant to a written agreement, Ms. Gaudette will receive a base salary of $110,000 per year, along with quarterly performance based bonus compensation and an option to purchase up to 125,000 shares of the Company’s common stock at the strike price of $1.03 per share. The options vest over a period of four years with 25% of the option shares vesting on September 18, 2014 and the remaining 75% of the option shares vest on an equal monthly basis thereafter. All of the options expire on September 17, 2023. The option grant was made pursuant to the Company’s 2010 Employee Stock Plan.

On September 25, 2013, Paul Parisi was appointed as Vice President of Innovation.  As the Company’s Vice President of Innovation, pursuant to a written agreement, Mr. Parisi will receive a base salary of $70,000 per year, along with quarterly performance based bonus compensation and an option to purchase up to 150,000 shares of the Company’s common stock at the strike price of $1.11 per share.  The options vest in two tranches as follows: (i) 75,000 shares vest over a period of four years following the commencement of part-time employment (the “Initial Option shares”) whereby 25% of the Initial Option Shares will vest on September 25, 2014 and the remaining 75% of the Initial Option Shares vest on a monthly basis thereafter; (ii) and 75,000 shares vest over the four years following the commencement of full time employment, if that event occurs (the "Second Option Shares"), whereby 25% of the Second Option Shares vest on the first anniversary of the date of the start of full time employment and the remaining 75% of the Second Option Shares vest on a monthly basis thereafter. All of the options expire on September 24, 2023. The option grant was made pursuant to the Company’s 2010 Employee Stock Plan.

Note 3:  Asset Purchase Agreement

On January 9, 2013 the Company entered into an asset purchase agreement (“Asset Purchase Agreement”) with Oktet Bilişim Danışmanlık Organizayon Reklamcılık Limited Şirketi, a Turkish corporation (“Octeth”). Pursuant to the Asset Purchase Agreement, the Company acquired from Octeth certain tangible assets, including servers and devices, intangible assets related to PreviewMyEmail.com, along with customer and co-location contracts, in exchange for $160,000 cash. This asset purchase agreement did not constitute a business combination for which purchase accounting would apply and therefore the purchase price was allocated to the assets acquired based on their estimated fair value.

Note 4:  Shareholders’ Equity

The Company began paying dividends during the year ended December 31, 2012.  The Company distributed dividends of $2,589,011 in cash to its shareholders during the year ended December 31, 2012.  For the three and nine months ending September 30, 2013, the Company paid dividends of $347,388 and $880,770 respectively.

On March 8, 2013, in connection with a consulting agreement, the Company issued 63,868 shares of common stock in exchange for services.  See Note 2 for more discussion.

On April 8, 2013, the Company issued a total of 8,880 shares of the Company’s common stock to the directors.

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

On June 20, 2013, as part of the investment agreement, the Company filed with the Securities Exchange Commission a Form S-1 for the registration of its Common Stock, $0.001 par value.  The amount of shares to be registered was 2.5 million. The S-1 became effective on June 27, 2013.  During the quarter ended September 30, 2013, 283,868 shares were issued related to this agreement.

On July 1, 2013, the Company terminated a consulting services agreement and issued 70,414 shares of common stock to pay the outstanding balance of approximately $75,000 due to the consultants.  See Note 2.

On August 15, 2013, the Company issued a total of 4,956 shares of the Company’s common stock to the directors.

Note 5: Net Income Per Share

Computation of net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income attributable to SMTP.com	$319,587	$313,854	$930,593	$758,910

Basic weighted average common shares outstanding	15,130,162	14,707,250	14,931,366	14,297,562
Add incremental shares for:
Warrants	26,450	-	53,228	-
Stock options	543,352	551,593	554,058	598,986
Diluted weighted average common shares outstanding	15,699,964	15,258,843	15,538,652	14,896,548

Net income per share:
Basic	$0.02	$0.02	$0.06	$0.05
Diluted	$0.02	$0.02	$0.06	$0.05

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

In August 2013, the Company increased the number of shares of the Company’s common stock available for issuance under the Plan from 2,500,000 to 5,000,000. The Company’s stockholders approved this increase on October 22, 2013 pursuant to a written consent of stockholders owning a majority of the shares of outstanding common stock.

Stock option awards are expensed on a straight-line basis over the requisite service period.  During the three and nine months ended September 30, 2013, the Company recognized expense of $71,237 and $131,381, respectively, associated with stock option awards.  During the three and nine months ended September 30, 2012, the Company recognized expense of $50,314 and $116,584, respectively, associated with stock option awards.  At September 30, 2013, future stock compensation expense (net of estimated forfeitures) not yet recognized was $1,331,541 and will be recognized over a weighted average remaining vesting period of 3.89 years.  The following summarizes stock option activity for the nine months ended September 30, 2013:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
	Number of	Exercise	Fair	Contractual
	Shares	Price	Value	Life
Outstanding at December 31, 2012	2,184,583	$0.89	$0.48
Granted at market price	1,768,449	1.01
Exercised	(94,500)	$0.25
Forfeited	(474,000)	$1.26
Outstanding at September 30, 2013	3,384,532	0.92	0.23	9.1
Exercisable at September 30, 2013	619,446	$0.51	$0.29	7.2

The outstanding shares at December 31, 2012 were adjusted to reflect options that were issued but not included in the prior periods tables.  This does not impact stock compensation expense.

The following table summarizes information about the Company’s stock options at September 30, 2013:

	Exercisable		Unexercisable		Total

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
Range of Exercise Prices	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price

$.25 per share	487,333	$0.25	102,250	0.25	589,583	$0.25
$0.99 per share	-	-	765,000	0.99	765,000	$0.99
$1.00 per share	31,113	1.00	1,462,336	1.00	1,493,449	$1.00
$1.03 per share	-	$-	125,000	1.03	125,000	$1.03
$1.11 per share	-	$-	150,000	1.11	150,000	$1.11
$1.59 per share	101,000	$1.59	160,500	1.59	261,500	$1.59

Note 7: Income Taxes

During the quarter ended September 30, 2013, the Company recorded an income tax provision of $159,261, which was comprised of a current provision of $155,214 and a deferred provision of $4,047.

Note 8: Warrants

On October 29, 2012, in connection with a consulting agreement, the Company issued 454,863 warrants to purchase common stock at an exercise price of $0.98 per share with a term of 5 years.  The warrants vest according to the following schedule:  75,813 shares vest immediately and 75,810 shares vest at the end of every thirty day period thereafter until the warrant is 100% vested.  For the three and nine months ending September 30, 2013, the Company recognized an expense of $0 and $130,298, respectively, associated with these awards. The warrants expire on October 29, 2017 and have a remaining contractual life of 4.1 years as of September 30, 2013.

On August 1, 2013, in connection with a consulting agreement, the Company issued 150,000 warrants to purchase common stock at an exercise price of $1.00 per share with a term of 3 years.  As of September 30, 2013, all warrants were exercisable. For the three and nine months ending September 30, 2013, the Company recognized an expense of $57,779 associated with these awards.  The warrants expire on August 1, 2016 and have a remaining contractual life of 2.84 years as of September 30, 2013.

The following table summarizes information about the Company’s warrants at September 30, 2013:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Intrinsic
	of Units	Exercise Price	Term (in years)	Value

Outstanding at December 31, 2012	454,863	$0.98	4.8	49,277

Granted	150,000	1.00	2.8	22,500

Outstanding at September 30, 2013	604,863	$0.98	4.3	99,827

Exercisable at September 30, 2013	604,863	$0.98	4.3	99,827

Note 9:  Subsequent Events

On September 26, 2013, pursuant to its May 22, 2013 investment agreement, the Company put up to $100,000 worth of shares to the Investor for a five business day period. On October 3, 2013, pursuant to that put, the Company issued 21,415 shares of the Company’s common stock to the Investor in exchange for $21,165 received from the Investor.

On October 3, 2013, pursuant to its May 22, 2013 investment agreement, the Company put up to $100,000 worth of shares to the Investor for a five business day period.  On October 11, 2013, pursuant to that put, the Company issued 6,000 shares of the Company’s common stock to the Investor in exchange for $5,750 received from the Investor.

On October 10, 2013, pursuant to its May 22, 2013 investment agreement, the Company put up to $100,000 worth of shares to the investor for a five business day period.  On October 18, 2013, pursuant to that put, the Company issued 10,487 shares of the Company’s common stock to the investor in exchange for $10,027 received from the investor.

On October 22, 2013, stockholders holding an 86.97% majority of the shares of voting securities outstanding and entitled to vote unanimously adopted and approved an increase in the number of shares of common stock available for issuance under the 2010 Stock Incentive Plan from 2,500,000 to 5,000,000.

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

Results of Operations

Net Revenues	2013	2012	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$1,468,962	$1,362,504	$106,458	7.8%
Nine Months Ended September 30,	$4,233,547	$3,961,943	$271,604	6.9%

Revenues increased for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012, due to increased sales of our email service products to consumers.  Revenue growth is attributable primarily to upgrades made by subscribers of these products.  Most of this growth is by organic growth in our customer base.

Cost of Service	2013	2012	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$311,392	$302,746	$8,646	2.9%
Nine Months Ended September 30,	$939,585	$940,941	$(1,356)	(0.1)%

Cost of services increased for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily due to increases in credit card fees due to revenue growth.  Cost of services decreased for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to a decrease in partner commission expenses.  As a percentage of revenues, cost of services were 21% and 22% of net revenues for the three months ended September 30, 2013 and 2012, respectively. As a percentage of revenues, cost of services were 22% and 24% of net revenues for the nine months ended September 30, 2013 and 2012, respectively.

Sales and Marketing	2013	2012	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$295,005	$164,513	$130,492	79.3%
Nine Months Ended September 30,	$677,365	$585,594	$91,771	15.7%

Sales and marketing expenses increased for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012. The increase relates to additional investments made in sales and marketing to drive revenue growth.

General and Administrative	2013	2012	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$302,491	$275,416	$27,075	9.8%
Nine Months Ended September 30,	$1,002,750	$846,846	$155,904	18.4%

General and administrative expenses increased for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 based on the following:

•

An increase in stock compensation expense of approximately $21,000 related to new options issued;

•

An increase in professional fees of approximately $9,000;

•

An increase in depreciation and amortization of approximately $10,000;

•

A decrease in board of director fees of $5,000;

•

A decrease in other general and administrative expense of approximately $8,000

General and administrative expenses increased for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 based on the following:

•

An increase in professional fees of approximately $183,000; primarily related to warrants issued for services and an increase in accounting and legal fees;

•

An increase in depreciation and amortization of approximately $40,000;

•

An increase in stock compensation expense of approximately $15,000

•

An increase in other general and administrative expense of approximately $3,000;

•

A decrease in payroll and benefits of approximately $75,000 related to the previous CEO’s resignation;

•

A decrease in board of director fees of $10,000

Research and Development	2013	2012	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$81,226	$93,598	$(12,372)	(13.2)%
Nine Months Ended September 30,	$186,196	$316,063	$(129,867)	(41.1)%

Research and development expenses decreased for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 as we have decided to outsource our development rather than having it in-house.  However, our research and development efforts are still focused around expanding our service offerings and improving the functionality of our products.

Income Tax Benefit (Expense)	2013	2012	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$(159,261)	$(212,377)	$53,116	(25.0)%
Nine Months Ended September 30,	$(497,058)	$(513,589)	$16,531	(3.2)%

Income tax expense decreased for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012, as we moved our principal executive offices to Nevada and are no longer accruing a provision for state tax.

Net Income	2013	2012	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$319,587	$313,854	$5,733	1.8%
Nine Months Ended September 30,	$930,593	$758,910	$171,683	22.6%

Net income increased for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to revenue growth partially offset by operating expenses related to the growth in our business, each of which is described above.

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

In May 2013 we signed an investment agreement (“Investment Agreement”) with Dutchess Opportunity Fund, II, LP, a Delaware limited partnership (the “Dutchess”) whereby subject to certain restrictions and conditions, at our sole discretion, we may issue and sell to Dutchess, and Dutchess shall purchase from our Company, up to that number of shares of our Company’s common stock having an aggregate purchase price of two million five hundred thousand dollars ($2,500,000), over a period of 36 months commencing on June 28, 2013. We registered for resale by Dutchess 2,500,000 shares of our common stock in June 2013. Dutchess is obligated to make purchases as the Company directs in accordance with the Investment Agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of our Company's common stock immediately preceding the sales to Dutchess. We anticipate the proceeds from the sale of our shares of common stock to Dutchess under the Investment Agreement will be used for working capital purposes and acquisitions of assets, businesses or operations, if such acquisition opportunities arise. We also anticipate that the sale of our shares of common stock to Dutchess under the Investment Agreement will enable us to increase the size of our public float.  We cannot assure you that we will meet the conditions of the Investment Agreement with Dutchess in order to obligate Dutchess to purchase our shares of common stock. In the event we fail to do so, we will not have access to this funding resource; however, we do not believe that our operations will suffer adversely if we are not able to access the Dutchess funding source. We will control the timing and amount of any sales of our common stock to Dutchess. Dutchess has no right to require any sales by us, but is obligated to make purchases from us as we direct in accordance with the Investment Agreement. There are no limitations on use of proceeds, restrictions on future funding, rights of first refusal or participation rights in the Investment Agreement. We may terminate the Investment Agreement at any time, at our discretion, without any penalty or cost to us. Dutchess may not assign or transfer its rights and obligations under the Investment Agreement.

On June 20, 2013, as part of this investment agreement, the Company filed with the Securities Exchange Commission Form S-1 for the registration of its Common Stock, $0.001 par value.  The amount of shares to be registered was 2.5 million. The S-1 became effective on June 27, 2013.  During the quarter ended September 30, 2013, 283,868 shares were issued related to this agreement.

Analysis of Cash Flows

Nine Months Ended September 30, 2013 and 2012

Net cash provided by operating activities increased by $927,037 or 232%, to $1,327,414 for the nine months ended September 30, 2013, compared to $400,377 for the nine months ended September 30, 2012.  The increase in cash provided by operating activities was primarily attributable to changes in working capital and other adjustments, the most significant of which was the decrease in the 2012 income taxes payable of $432,020.  The change in working capital was offset by an increase in net income of approximately $171,683.

Net cash used in investing activities was $262,740 and $12,956 during the nine months ended September 30, 2013, and 2012, respectively. During the nine months ended September 30, 2013, investing activities consisted of $160,000 of investments in computers equipment and licensed software related to an asset purchase agreement discussed in Note 3.  The remaining cash used in investing activities was related to leasehold improvements, purchases of furniture and fixtures and construction in progress related to website construction discussed in Note 2.  During the nine months ended September 30, 2012, cash used in investing activities was for purchases of computer equipment.

Net cash used in financing activities was $581,996 and $1,807,249 during the nine months ended September 30, 2013 and 2012, respectively.  During the nine months ended September 30, 2013 we distributed $880,770 in cash to our shareholders in the form of a regular quarterly dividend which was offset by proceeds of $277,949 received from the issuance of our common stock and excess tax benefits of share-based payment arrangements of $20,825.  During the nine months ended September 30, 2012 we distributed $2,323,687 in cash to our shareholders in the form of dividends which was offset by proceeds of $516,438 received from the issuance of our common stock.

We had net working capital of $1,165,051 and $552,669 as of September 30, 2013 and December 31, 2012, respectively. Our increase in net working capital as of September 30, 2013 was primarily attributable to cash provided by operating activities of $1,327,414 offset by a distribution of $880,770 in cash to our shareholders in the form of regular quarterly dividends.

Contractual Obligations

On October 18, 2012, the Company entered into a professional services agreement with a consulting firm to aid in increasing SMTP’s online presence, brand awareness and sales.  The agreement requires the Company to pay a monthly cash retainer of $25,000 of which $12,500 is to be paid in cash and $12,500 to be paid through issuances of the Company’s common stock with a vesting schedule of six months from delivery date On July 1, 2013, the Company terminated the consulting services agreement and issued 70,414 shares of common stock to pay the outstanding balance of approximately $75,000 due to the consultants.

The Company rents its facilities on a month-to-month or quarter-to-quarter basis. Most of its service contracts are also on a month-to-month basis. As of September 30, 2013, future minimum lease and non-cancelable services contract payments are as follows for the remainder of 2013 and thereafter:

2013	42,105
2014	14,405
2015	-
2016	-
2017	-
Thereafter	-
$56,510

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

We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.  Our Annual Report on Form 10-K for the year ended December 31, 2012 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2012.  See our Note 1 in our unaudited financial statements for the nine months ended September 30, 2013, as set forth herein.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at September 30, 2013.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2013 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

Not applicable.

Item 1A.

Risk Factors.

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Securities issued for services

Date	Security/Value

July 2013	Common stock – 70,414 shares of common stock for consulting services. The common stock was valued at $75,000.

August 2013	Warrants - right to buy 150,000 shares of common stock at an exercise price of $1.00 per share for professional services.

August 2013	Common stock – 4,956 shares of common stock for director services. The common stock was valued at $5,000.

August 2013	Stock options – 1,493,449 shares of common stock at $1.03 per share. The options were valued at $934,750 using the Black-Scholes Option Pricing Formula.

September 2013	Stock options – 125,000 shares of common stock at $1.03 per share. The options were valued at $80,185 using the Black-Scholes Option Pricing Formula.

September 2013	Stock options – 150,000 shares of common stock at $1.11 per share. The options were valued at $108,420 using the Black-Scholes Option Pricing Formula.

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

SMTP, INC.

By:	/s/Jonathan M. Strimling
Jonathan M. Strimling
Chief Executive Officer (Principal Executive Officer) Date: November 4, 2013

SMTP, INC.

By:	/s/ Alena Chuprakova
Alena Chuprakova Comptroller
(Principal Financial Officer) Date: November 4, 2013