Form 10-K
period 2013-12-31
SMTP, Inc.
filed 2014-03-31
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 001-36280

SMTP, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	05-0502529
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

100 Innovative Way, Nashua, NH	03062
(Address of principal executive offices)	(Zip Code)

877-705-9362

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $1,568,650 as of June 30, 2013.

As of March 24, 2014, there were 5,015,931 outstanding shares of the registrant’s common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy or information statement to be filed in conjunction with the registrant’s annual meeting of stockholders to be held in 2014 are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy or information statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2013.

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors.” Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

ITEM 1.

BUSINESS

Overview

SMTP, Inc. (“Company”) is a provider of cloud-based email delivery services for companies in over 130 countries. Our customers turn to us to ensure their emails are delivered to the inbox of their intended recipients, just as companies turn to couriers to ensure their packages are delivered to physical destinations. A recent Return Path study noted that 22% of marketing email sent with subscribers’ permission never reached their inbox during the first half of 2013. While most people can easily send individual messages that flow freely through SPAM filters, the risks of non-delivery are much higher for high volume senders. Internet Service Providers (ISPs) have been forced to tighten filters resulting in billions of legitimate emails never reaching their intended recipients. When we improve the delivery of email for our customers, it improves the effectiveness of their email marketing, driving revenue growth. We believe that our historic growth has been due to the compelling value proposition that we deliver to our customers, along with the strength of our SMTP.com brand.

Unless the context otherwise requires, all references to “SMTP,” “our Company,” “we,” “our” or “us” and other similar terms means SMTP, Inc., a Delaware corporation.

Business

Our Company has a history of profitable growth, while paying dividends. Our business model is a subscription-based recurring revenue model. Customers pay us a monthly fee for the delivery services that we provide, up to a set quota, and may also pay us overage charges or fees for additional services.

Customers rely on us for improved inbox delivery, to reduce the cost and complexity of managing commercial email, and for our 24x7 customer support. A critical factor in whether legitimate emails are able to successfully get through SPAM filters and reach their destination inbox is the reputation of the sender, and we work closely with our customers to build their sending reputations. Approximately 50% of SMTP’s revenues are derived in the United States, with the balance split between Europe, Asia and the rest of the world.

Our services provide customers with the ability to increase the deliverability of email with less time, cost and complexity than handling it themselves. Our trusted servers and our experienced team allow us to provide a cost-effective, high level of service to our customers, thus improving their email delivery. Improved delivery increases the effectiveness of our customers’ marketing efforts, which has led to both top and bottom-line growth for our Company.

Our Company’s name, SMTP, stands for Simple Mail Transfer Protocol, which is the standard by which email is sent worldwide. Our website address is www.smtp.com. While our Company does not own the protocol, we believe the name SMTP earns our Company credibility with customers worldwide and is recognized by those in the email business globally. Companies may search directly for SMTP-related services online, regardless of their native tongue, which we believe often leads to successful hits for online searches of our services. We believe this brand is one of the reasons our Company has grown organically and profitably over the last decade, and has been able to attract customers in over 130 countries.

We have benefitted from the growing global email market, which Forrester estimated at over a $1.8B market in 2013, and which Forrester projects to grow to nearly $2.5B by 2016. Email marketing is recognized as one of the highest ROI investments businesses can make in growing revenues. MarketingSherpa’s 2013 survey indicated that respondents on average realized an ROI of 119% on email marketing. The high returns of email marketing are driven by the fact that companies can use email campaigns to contact prospective and current customers to drive new sales cost-effectively.

Forrester projects that the email delivery segment, which is the segment we serve, will grow approximately 30% from $717M in 2013 to over $933M in 2016, which would make it the largest and fastest growing segment in the email market. The expanding need for our services and for email delivery services in general is being driven by the increasing complexity of successfully delivering commercial marketing emails.

Our delivery services are necessary due to the challenges legitimate commercial senders face in reaching consumer inboxes. A recent ReturnPath study found that during the first half of 2013, 22% of commercial marketing emails sent with subscribers’ permission never reached their targeted destination inbox. As the filters used by the Internet Service Providers (ISPs) have tightened to prevent SPAM from reaching consumer inboxes, it has become increasingly difficult for legitimate commercial senders to reach inboxes as well.

Legitimate Commercial Senders Face Challenges Reaching the Inbox

Source: ReturnPath Email Intelligence Report 1H 2013

As shown above, of the 22% of opt-in commercial email that never reaches the intended inbox, only 4% is delivered as spam to a junk-mail folder, and 18% is missing or blocked by the ISPs. Notably, the ReturnPath study found that the challenges for commercial senders are increasing, as the percentage of opt-in commercial email reaching inboxes fell versus the prior years’ reported data.

The sender’s reputation is one of the primary factors considered by an ISP in determining whether to permit an email to pass through its filters and to reach an inbox. Like a credit rating, a client’s sending reputation is derived from its sending history, including sending volume, the number of bounced emails, and the number of customer complaints. A ReturnPath study found the 77% of delivery problems were based on issues with sender reputation.

We actively manage sending reputation for our clients, and will build the sending reputation of clients on IP addresses that are owned by SMTP. If a client were to leave SMTP, it cannot take these IP addresses, so it would leave behind the positive reputation we have created and maintained for its brand. We believe this “retention of reputation” dynamic has allowed SMTP to maintain a steady base of subscription-derived revenues, while our brand has helped us to add new customers and to grow.

Notably, our profit margins for 2013 were 22%, which are significantly higher than is typical of other public companies in the email sector. We believe that our profit margins are a function of both the compelling value we provide to our customers, and the disciplined and frugal management of our operations.

We believe SMTP has the opportunity for both significant organic growth and synergistic acquisitions. During 2013 our Company made significant moves to strengthen its senior management team, including adding a new Chief Executive Officer and a Vice President of Marketing. These new additions bring a track record of growing businesses rapidly by acquiring customers cost-effectively, and have successfully launched new products and services in related industries. In addition, SMTP continues to leverage its established technical team, which brings over a decade of experience in cloud-based email delivery. During the first quarter of 2014, we began implementing a plan to restructure certain of our part-time executive management positions into full-time executive management positions whereby our part-time Chief Financial Officer and our part-time Vice President of Innovation resigned their positions and are expected to be replaced by a full time Chief Financial Officer/Chief Operating Officer, a full time Vice President of Engineering and a full time Product Manager. We believe that this full-time dedicated team will allow us to more efficiently pursue both internal product development efforts and the execution of an inorganic growth strategy that includes acquisitions.

Our Company’s strategy for driving organic growth includes adding operational rigor using quantitative sales and marketing efforts, international expansion, and new product introductions. We believe our Company’s globally recognized brand and its core delivery service can be enhanced to encompass a greater range of products and services, thus broadening its customer base. We believe its cost-effective operations can be further leveraged as it grows, and acquisitions may present additional opportunities to add complementary products, services and customers.

Background on Our Business

SMTP, Inc. has been providing cloud-based SMTP relay services for over a decade. SMTP currently operates in 130 countries worldwide, with approximately half of its revenues coming from the United States and half of its revenues being derived overseas. Our Company employs a subscription-based revenue model. Our customers pay us a monthly fee for a specific quota of emails, which we will relay on their behalf.

We also earn revenues from additional usage charges that may come into effect when a customer exceeds its quota, as well as fees earned for related products and services. Additional products and services that we offer include a hosted email campaign management product and PreviewMyEmail, which allows customers to see how their emails will be delivered on a variety of desktop and mobile client devices.

A primary factor that ISPs consider in evaluating whether to transmit or quarantine email is the reputation of the sender. Each sending IP address will typically have a reputation with the ISPs, which is associated with factors such as typical sending volumes and the percentage of bounces and complaints that are sent from that IP address. SMTP maintains large pools of IP addresses, and proactively monitors email traffic through our system to maintain our sending reputation.

A single commercial sender of marketing emails may periodically send a large number of emails at once, such as in the distribution of a newsletter or marketing promotion at the end of a month. To an ISP, the rapid increase in volume associated with such sending may appear to be SPAM, and cause the ISP to bounce messages or to throttle back on the rate at which it will accept messages from that sending IP address. But by pooling a large number of quality senders, we maintain a consistent flow of traffic with sending statistics that are within the ranges expected and typically accepted by ISPs.

The illustration below summarizes how we can improve delivery for our clients by relaying their email:

How We Work

INBOX

Customers send us emails for distribution

Our **trusted servers** relay the emails to consumer inboxes, while we manage issues of deliverability, bounces and blacklisting with ISP's.

We improve inbox delivery, driving revenues for our customers

A Return Path study found that 77% of deliverability issues are caused by sender reputation.

Our services boost our customers' revenues by improving inbox delivery.

11
SMTP

We also manage dedicated IP addresses for many of our clients, whereby we will dedicate a specific IP address exclusively for a single customer’s use and then manage the customer’s sending reputation on an outsourced basis. We offer our larger clients the opportunity to have one or more dedicated IP addresses, and we can proactively manage the reputation of their IP addresses for them. Specifically, we will initially “warm up” the IP addresses for clients by slowly scaling up their volumes at a rate that may differ for different ISPs, while monitoring bounces, complaints and potential throttling by the ISPs. We will work with customers to improve the content of their emails and the quality of their lists, and to ensure that proper authentication is in place on their accounts. On an ongoing basis, we will monitor the IP’s reputation, as well as the customer’s sending statistics, providing continuous feedback to customers on how to effectively manage their sending practices. We have significant expertise in key services, which our customers typically would not have internally. A summary of some of the key areas of expertise we apply for our customers benefit are included below:

Expertise in Delivery

To improve inbox delivery, we may:

- Dedicate a pool of portable IP addresses
- "Warm up" the addresses by ramping volume
- Ensure proper IP authentication and whitelisting
- Actively monitor throttling, bounces and complaints
- Provide a customer portal for monitoring key metrics
- Frequently interact with our customers to improve delivery

Customers pay us monthly subscriptions and additional fees for our services

12

SMTP

The assignment of IP addresses is controlled globally by the Internet Assigned Number Authority (IANA) and five regional entities, including the American Registry of Internet Numbers (ARIN). IP addresses are not normally “portable”, and usually may not be re-assigned to another organization unless ARIN has expressly approved such a transfer. SMTP has 12,286 portable IPv4 addresses, which can be used on behalf of our clients for sending email. Of these, 8,190 portable IPv4 addresses were obtained from ARIN in 2012, nearly tripling our available IP resources.

In addition to providing enhanced deliverability of email, SMTP also reduces the complexity of managing email for our clients. Large volume senders who do not employ an outsourced email delivery provider would need to address the management of bounces, complaints, and whitelisting themselves. They are likely to be unfamiliar with how to navigate throttling issues, whereby an individual ISP may limit the volume of email it may accept from a particular sender during a period of time. A client may not know the appropriate authentication procedures that can improve email delivery. Failure to manage these various issues effectively with the ISPs could inadvertently result in blacklisting of a legitimate sender, further complicating its ability to effectively reach inboxes effectively.

We provide services to enable businesses of various scales to outsource the sending of outbound emails. Legitimate senders of email use our services to help maintain their online email reputation so that their email is not blocked and is delivered to the intended recipients.

The services are differentiated based on the volume of emails sent by our customers:

1.

Low-volume solution services are for small businesses. These customers use shared IP pools and typically send between 2,000 and 100,000 emails each month, and pay between $15 and $160 per month in fees.

2.

High-volume solutions are for medium and large businesses requiring dedicated resources, which may include physical servers, dedicated IP addresses, and support staff. We offer these customers advanced features such as: proactive reputation management, advanced email management features, 24/7 event monitoring and the highest level of customer support. Corporate customers typically send from 100,000 to tens of millions of emails each month and pay between $160 and $10,000 per month. As of March 31, 2014, we had approximately 760 corporate customers with the average customer paying us approximately $410 per month.

Our team has over a decade of experience in managing the cloud-based delivery of email and we provide 24x7 support for customers globally. A typical high-volume customer may start with us by testing our services using a small fraction of its email volume. We may work with customers on initial configuration of our services, including setting up authentication services, and whitelisting them as a legitimate sender. During their initial trials and as they scale, we would work interactively with them on improving the content of their emails, the quality of their distribution lists, and the management of their sending IP addresses. We would manage increases in the traffic on their IPs to gradually ramp the volumes in a manner that is acceptable to the individual ISPs, and at ramp-rates that may differ between Gmail and MSN, for example.

As they gain confidence in our services, clients may ask us to provide more than one IP address, and to manage sending across a pool of IP addresses. Over the course of sending large volumes of email, our customers may experience issues with bounces or complaints. We work with our senders and all of the ISPs to manage these issues proactively, and to head off any potential issues before they impact the ability of our senders to continue to market effectively. Over the course of sending email with us, our customers may need information on the status of their campaigns, and they have access both to our online portal for statistics and to our customer support team, if necessary.

We operate with both U.S. and overseas operations, with our Sales and Marketing department headquartered in the United States, and our Technical Development and Support groups located in Ukraine. Our Ukrainian operations have been providing support in English and other languages for over a decade, with ongoing training in both technical and language skills. The U.S. Sales and Marketing presence is important in growing sales in our largest single market; the overseas Technical Development and Support groups provide the Company with a competitive advantage by offering a lower cost structure for these critical functions. The combination of our domestic and overseas operations has provided for profitable growth for over a decade.

In summary, our services provide customers with the ability to increase the deliverability of email with less time, cost and complexity than handling it themselves. Our trusted servers and our experienced team allow us to provide a cost-effective, high level of service to our customers, thus improving their email delivery. Improved delivery increases the effectiveness of our customers’ marketing efforts, which, in turn, has led to both top- and bottom-line growth for SMTP.

In addition to providing email delivery services, SMTP provides a hosted solution for email campaign management. This cloud-based software allows a client to compose an email campaign, to manage a client list, and to send large volumes of emails quickly using our integrated email delivery platform. Following delivery, this software allows clients to track opens and clicks for their campaigns, in order to measure the efficacy of their email marketing efforts.

Additionally, our PreviewMyEmail.com website (“PME”) provides email design testing for customers that allows our clients to view screen shots of emails as they would be viewed when received by 48 common desktop, web and mobile email applications. Previewing email on many different applications before sending can help ensure that email can be viewed as intended. PME also provides inbox analytics for clients to track email opens, clicks, and geo-location. These additional metrics can help senders maximize performance of future email campaigns.

Sales and Marketing

Our website address is www.smtp.com. The SMTP.com website has been a cornerstone of our historic growth. We sell directly to prospective customers online, but also have a number of industry partners who refer clients to our Company.

Our direct sales are largely driven by leads generated via our SMTP.com website. As stated earlier, SMTP stands for Simple Mail Transfer Protocol, which is the protocol by which email is sent globally. Despite the fact that we do not own the protocol, our name provides us immediate name recognition and credibility worldwide. In addition, the services we provide may be searched for online as “SMTP”, “SMTP relay services”, “SMTP services”, “SMTP providers”, or using similar terms.

Our website may appear in search engine results for these and other queries in common search engines, such as Google, Yahoo, Bing, and others. In addition, SMTP purchases online search advertising and other forms of online advertising to drive additional traffic to our website. In the aggregate, over 370,000 unique visitors visited our website during 2013.

Aside from online lead generation, a variety of referring partners provide us with leads. Referring partners are typically other service providers operating in the email ecosystem, who may provide related products and services that are non-competitive with our own. We pay these third parties between 15% and 30% of the revenue generated from their referrals.

We are not dependent on one or a few major customers. Our largest single customer represents less than 3% of our aggregate revenues, so the loss of any one customer would not represent a material loss of sales.

We believe our Company’s history of profitable growth has been driven by the strength of the SMTP.com brand, and with very limited internal oversight of marketing efforts. Our Company has had two inside sales professionals based in the United States, and has had no other U.S.-based or overseas sales and marketing support until the fourth quarter of 2013. Until that point, SMTP had utilized external marketing resources for the management of marketing efforts, and the marketing strategy has been focused upon the online acquisition of customers via organic website traffic driven by the SMTP.com website, and via externally managed Pay-Per-Click (PPC) campaigns, such as Google Adwords.

We have historically had three primary types of marketing expenses: online advertising, fees paid to affiliates for referrals, and outside marketing consulting fees. Our Company has paid and continues to pay affiliates 15-30% commissions for the referral of business to SMTP. SMTP’s strategy for improving the efficiency of online advertising will be described below as part of the growth strategy.

In September 2013, we hired a Vice President of Marketing, Yvonne Gaudette, who has updated our website and marketing strategy. Ms. Gaudette brings extensive experience in both online and offline marketing, improving cost effective customer acquisition, optimizing websites, improving customer communications, and building affiliate and partner programs. She also has direct experience in driving international marketing efforts.

The Email Services Market

The email services market is estimated by Forrester Research at $2.066B in 2014, and is growing at over 10% annually. The email market has several functional segments, which include creative, integration, analytics, and delivery. SMTP’s current business is focused on delivery, which is the largest and fastest growing segment of the market.

The market is highly fragmented, with numerous players providing a variety of different services and functions. Our Company has historically been focused in the area of delivery, with a market share of approximately 1% of the email delivery market, so a 1-2% increase in delivery share would represent approximately a doubling or tripling of our current revenues.

The email market is a large market, which can be segmented in a variety of ways. While there is significant overlap in services, our competitors are typically focused in one of three areas: marketing email creation, marketing email delivery or transactional email delivery.

Companies like Constant Contact and MailChimp are well-known brands best known for their tools for marketing email creation. They have a large following in the small business markets, where customers are focused on quickly and easily creating email campaigns, such as newsletters and promotions. The integrated services offered by these firms allow for campaign creation, management, analysis and delivery all in one platform. But typically, the companies spend heavily on sales and marketing to effectively reach large numbers of small business customers.

Our customers are focused on marketing email delivery. Our customers may have in-house design teams, and internal analytics capabilities, and they typically send significantly higher volumes of email. Because the risks of being inadvertently labeled as a spammer increase as volume increases, many of our customers are much more concerned with marketing email delivery than with the creation of email. Our customers may turn to us because of our expertise and focus in the area of delivery, but also because for comparable sending volumes, SMTP is typically significantly lower in cost than sending via these integrated packages. We believe our customers often remain with us because of the improvements we are able to demonstrate in their inbox delivery, the fact that they cannot transfer the sending reputations we create and maintain for them, and because of the 24x7 deep technical support we provide for any issues with deliverability issues.

There is a third major category of providers in the email market, those that largely focus on transactional email delivery, and an example of one such provider is SendGrid. A transactional email is an email sent in immediate response to a user action on a website, such as an order confirmation or a password reset request. Transactional email providers typically face few issues with SPAM filters. This is because the emails are directed to an email address that was just provided and is therefore unlikely to bounce, because they are not typically sent in large batches, and because SPAM filters do not normally target order confirmations or other typical transactional emails. Transactional email companies typically focus on creating an easy to use interface, or API, for developers. These companies make it easy to easily manage transactional emails, they typically sell to a technical contact, rather than a marketing professional, and they face and manage far fewer issues with message deliverability.

SMTP does provide transactional email services as part of its service offering, but the majority of SMTP’s traffic is related to marketing email messages. SMTP does see opportunities for growth in transactional email markets, but does not believe the margins in transactional email to be as attractive as in the marketing email delivery market.

Our Growth Strategy

We believe that the following factors have provided and will continue to provide us a differentiated competitive advantage, allowing us to drive further growth:

•	Our SMTP.com brand is a unique asset that is globally recognized, which we intend to continue to use to attract customers seeking SMTP-based email delivery services.
•	Our team blends over a decade of cloud-based email delivery experience with new executives bringing a strong track-record of driving cost-effective growth.
•	The sending reputation of our trusted servers took over a decade to establish, and requires significant expertise to maintain.
•	Our cost-effective balance of U.S. and overseas operations has allowed us to maintain above-average margins in the industry, while growing profitably.
•	Our public-entity status positions us well to secure further capital, and to pursue acquisitions opportunistically.

Our strategy for utilizing these competitive advantages to drive further growth is multi-pronged. We will strengthen the sales of existing email delivery products using targeted strategies for online growth, both domestically and internationally. We plan to launch complementary products and services, and may consider opportunistic acquisitions. We believe that offering complementary services will both strengthen our ability to attract customers to our email delivery business, and will allow us to expand to capture new customers now purchasing integrated solutions from competitors, which are typically substantially higher in cost.

We also believe that our growth will be enhanced by the projected growth of the email delivery market overall, which is projected by Forrester to grow approximately 20% between 2014 and 2016.

Our Online Marketing Strategy

Our online marketing strategy is focused on building awareness of the SMTP brand, and improving the conversion of visitors to our website. Because SMTP is the protocol by which email is sent globally, we believe the brand gets us immediate name recognition, but there are opportunities to drive improved awareness of our brand. The SMTP website was updated in the fourth quarter of 2013 to clarify the value of the products and services we offer to customers. The website will continue to be optimized to raise its visibility with search engines, and also to iteratively improve its conversion rates.

SMTP continues to work to develop partnerships with other players in the email marketing industry. Companies that refer business to SMTP include providers of related services in the industry. SMTP typically offers these referring partners a commission on any sales they may refer, which may range from 15-30%, and we see opportunities to expand these programs.

While our Company has historically driven online marketing using outsourced marketing agencies and Pay-Per-Click (PPC) advertising, our new team has brought marketing in-house in an effort to acquire customers more cost-effectively. The marketing plan includes both more targeted PPC advertising and outreach via a variety of other channels, as described in both our domestic and international sales strategies below.

Our Domestic Sales & Marketing

In addition to the new executive level hires for the roles of Chief Executive Officer and Vice President of Marketing, our Company plans on driving domestic revenue growth by further strengthening its U.S.-based sales & marketing team. While technical support in Ukraine has been highly effective in meeting customer needs on a 24x7 basis, our belief is that a stronger U.S. presence will help us close sales faster and more effectively. Our Company recently hired a Customer Care Coordinator charged with improving user experiences and better qualifying leads. We also intend to hire additional U.S.-based sales and marketing personnel.

Our Company upgraded its practices for tracking and pursuing its sales pipeline during the fourth quarter of 2013 in order to continue to sharpen the focus of our sales and marketing efforts as we move forward. In addition to online lead generation, we expect to use other channels, such as industry partnerships, public relations efforts, social media, and targeted industry media buys. Our new Vice President of Marketing is working to clarify and streamline all communication processes with customers, from initial outreach through onboarding and ongoing support, first for domestic sales, and then to support growth internationally.

Our International Growth

We believe there are significant opportunities for SMTP to drive substantial international growth. We believe our name is globally recognized and remains a key asset in international expansion.

While the SMTP website has been redesigned and updated during the fourth quarter of 2013, it has not yet been localized for the non-English speaking countries we serve. We believe that by localizing content on our web pages, and tailoring messages to particular nationalities and languages, we can increase international online lead generation.

We also believe that with a focused and quantitative approach to evaluating international expansion opportunities, we can drive additional growth. These opportunities will include both targeted online and offline opportunities. Online, we believe that localized online advertising can be utilized to drive online visitors to landing pages that are customized to the targeted geography. We also believe we can identify partners who can be helpful in providing international referrals, and we have been successful in increasing the rate of international referrals from partners during the fourth quarter of 2013.

Our Complementary Products and Services

SMTP is investing in the development of additional functionality to complement our core strength in the delivery of email. During 2013 we hired a part-time Vice President of Innovation, but most recently, we decided to restructure that aspect of our executive management team and replace that part-time position with both a full time Vice President of Engineering and a full time Product Manager. Our goal is to have both of these new positions filled shortly. Additionally, we continue to leverage the talents and experience of our Chief Technology Officer, who brings over a decade of experience in related technology.

Competing email service providers currently provide fully integrated tools for email composition, campaign management, and analytics, and may offer a wide variety of templates to users of their services. Customers and prospective customers ask us about our abilities to provide these services, and yet our offerings in these related areas have historically provided somewhat limited functionality. So we are moving forward to offer a broader set of solutions. By broadening our product set, we expect to be able to sell additional products to current customers, as well as to be able to attract customers who require broader solutions than our current email delivery service.

As one example, our intent is to integrate the PreviewMyEmail technology into the proprietary SMTP service offering, providing clients the opportunity to preview their emails on a host of desktop and mobile applications. We envision that PME would also continue to be available at PreviewMyEmail.com, where paid plans are currently priced from $49 to $199 per month. Other examples of areas where we could cost-effectively provide customers with improved functionality include the areas of campaign creation, management, analytics and optimization. These are relatively straightforward technical developments, which are highly complementary to our existing offering, that we believe our customers would be willing to purchase.

Our Acquisition Strategy

Growth may also be accelerated via acquisitions. We believe that SMTP is well positioned for acquisitions of related players in the space because of its strength in email delivery, its profitability, and the fact that it is a public company. Criteria for acquisitions include (1) a strategic fit with regard to technology or channel acquisition, (2) revenue potential in both the newly acquired business and by making our existing services more attractive, and (3) a comprehensive understanding of the acquisition risks.

The new changes to our senior executive team and board of directors bring significant experience with acquisition and integration of technology companies. Should we choose to pursue acquisitions, we expect to fund acquisitions through the issuance of debt or equity securities, the payment of cash, the exchange of services, or any combination thereof. Presently, we have no agreements with any potential acquisition candidates, and we cannot assure you that we will be able to consummate any acquisition upon terms acceptable to us or at all.

Competition

Our competitors include providers of email management services for small to medium size businesses such as Sendgrid.com, AuthSmtp.com, SMTP2Go.com, JangoSMTP/JangoMail.com, SocketLabs.com, StrongMail.com, Dyn, MailChimp.com/Mandrill.com, ConstantContact.com, CheetahMail.com, iContact.com, Bronto.com, and Amazon.com, as well as the in-house information technology capabilities of prospective customers.

The market for our services is competitive and rapidly changing, and we do not have patents or unique regulatory barriers that could prevent competitors from entering our market. Privately-backed and public companies could choose to enter our space and compete directly with us, or indirectly by offering substitute solutions. The result could be decreased demand or pricing for our services, longer sales cycles, or a requirement to make significant incremental investments in research and development to match these entrants’ new technologies. With the introduction of new technologies and the influx of new entrants to the market, we believe competition could persist and intensify in the future, which could harm our ability to increase sales, limit customer attrition and maintain our prices. If any of these happens, it could cause us to suffer a decline in revenues and profitability.

Competition could result in reduced sales, reduced margins or the failure of our email marketing product to achieve or maintain more widespread market acceptance, any of which could harm our business. While we do not compete currently with vendors focused on enterprise-scale customers, we may face future competition from these providers if they determine that our target market presents an opportunity for them. Finally, in the future, we may experience competition from Internet Service Providers, or ISPs, advertising and direct marketing agencies and other large established businesses, such as Microsoft Corporation, Google Inc. or Yahoo! Inc., possessing large, existing customer bases, substantial financial resources and established distribution channels. If these companies decide to develop, market or resell competitive email marketing products, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. In addition, one or more of these ISPs or other businesses could decide to offer a competitive email marketing product at no cost or low cost in order to generate revenue as part of a larger product offering.

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

We cannot assure you that we will be able to respond quickly, cost-effectively or sufficiently to these potential market conditions. Our business, financial condition and operating results may be adversely affected if we are unable to anticipate or respond quickly and economically to any developments.

Our ability to compete will also depend on the strength of our brand, our ability to attract and retain key talent and other personnel, the efficiency of development and marketing. All these activities require significant financial resources. We may not be able to sustain competition. Our inability to compete effectively would have an adverse impact on our business.

Intellectual Property

We do not own any patents, trademarks, licenses, franchises or concessions, although we believe our ownership of SMTP.com provides value to our Company due to website traffic and the strength of the brand.

Our trade secrets include our competencies in managing the transmission of high volumes of email messages to various Internet Service Providers, as is described more fully below in the Technology section. The technology of both hardware and SPAM filters is constantly changing, and our team is constantly uncovering new issues and implementing new methodologies to improve the quality of our service.

Technology

SMTP leverages Message Transfer Agent (MTA) technology provided by Message Systems for its small business customers. This software is utilized to handle large volumes of email and provides extensive features for managing email delivery issues, such as throttling by the ISP’s, using such technologies as adaptive delivery. Facebook, LinkedIn, and other very large email senders typically utilize this sophisticated software, but our typical customers are too small and individually spend too little on email to be able to afford this type of sophisticated system. Our solution to provide our customers with access to these systems has been to pool a large number of customers into our proprietary scalable system that can handle billions of emails annually for our customers in a cost-effective manner.

We customized various aspects of the software to optimize the speed at which email is delivered, and to manage the process of maximizing inbox delivery. Our proprietary systems manage how emails are sent, and which IP addresses or pools of IP addresses are utilized for sending. We control the throttling of how quickly emails are released to various ISPs, and may, for example, allow sending to Gmail addresses to ramp more quickly than to MSN addresses, depending upon our interactions with the various ISPs.

Our systems provide for the reporting of key statistics to our customers. These statistics are available to our customers via our proprietary customer portal, or via an external API, which we have developed. In addition, our proprietary systems also provide for enhanced internal reporting. These internal reporting capabilities allow us to proactively manage customers’ sending reputations, and to provide them alerts if we notice any issues.

A key part of our technological assets are our 12,286 portable IPv4 addresses. We can allow our customers to utilize our IP addresses to improve the inbox delivery of their email campaigns. We have over a decade of experience building the reputation of IP addresses, and the reputation of our IP addresses is a key technological asset of the Company.

We currently rent Internet servers from providers such as Rackspace, Softlayer, Hetzner and Sadecehosting. Each of these companies has servers in multiple cities in the United States, in Europe, or in Canada. These companies offer us servers located in multiple physical locations, providing redundancy in the event of a natural disaster.

We utilize Postfix software that is open source and can be used by anyone without cost. We customized various aspects of the software to optimize the speed at which email is delivered, and to manage the process of maximizing inbox delivery. Customizations to open source software code generally require developers to make their work available at no cost. Since we have created our software by developing extensions which plug into open source software without modifying the open source code, we do not believe there is a risk we could be required to offer our products or make our source code available. Generally, we spend less than 10% of our sales on research and development activities.

Regulation of our business

We must comply with U.S. federal legislation entitled Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, which imposes certain obligations on the senders of commercial emails and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content.

The CAN-SPAM Act’s main provisions include:

•	prohibiting false or misleading email header information
•	prohibiting the use of deceptive subject lines
•

ensuring that recipients may, for at least 30 days after an email is sent, opt out of receiving future commercial email messages from the sender, with the opt-out effective within 10 days of the request

•	requiring that commercial email be identified as a solicitation or advertisement unless the recipient affirmatively assented to receiving the message
•	requiring that the sender include a valid postal address in the email message

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

Employees

As of March 24, 2014, we have 6 full-time employees consisting of our Chief Executive Officer, Vice President of Marketing, Controller, and three sales professionals. We also have 23 independent contractors in Ukraine, consisting of our Chief Technology Officer, , 9 technical support personnel, 7 systems engineers, 4 research development engineers, 1 administrative assistant, and 1 project manager, and 2 full-time employees in Ukraine consisting of our Vice President – Operations and Customer Service and a service manager.

We believe that our future success will depend in part on our continued ability to attract, hire or acquire and retain qualified employees and independent contractors. There can be no assurance that we will be able to attract and retain such individuals or companies. If we are unsuccessful in managing the timely delivery of these services our business could be adversely affected. We believe we have good relations with our employees and independent contractors.

Properties

Our corporate headquarters are located in Nashua, NH and we have support and technology offices in Cambridge, MA, Las Vegas, NV, Kiev, Ukraine and Odessa, Ukraine. Presently, we rent these five offices for approximately $5,600 per month total. We believe that additional space may be required as our business expands and believe that we can obtain suitable space as needed.

Corporate Information

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

Our executive offices are located at 100 Innovative Way, Suite 3330, Nashua, New Hampshire 03062. Our telephone number is 877-705-9362. Our website is located at www.SMTP.com. The information on our website is not part of this Form 10-K Annual Report.

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

If we are unable to attract new customers and retain existing customers on a cost-effective basis, our business and results of operations will be adversely affected.

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

Our international operations subject us to additional risks and uncertainties.

Our international operations present unique challenges and risks to our Company. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could interfere with our ability to offer our products and services to one or more countries or expose us or our employees to fines and penalties. These laws and regulations include, but are not limited to, tax laws, data privacy and filtering requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Violations of these laws and regulations could result in monetary damages, criminal sanctions against us, our officers, or our employees, and prohibitions on the conduct of our business. Our international operations also subject us to additional foreign currency exchange rate risks and will require additional management attention and resources. Our international operations subject us to other inherent risks, including, but not limited to:

•	the impact of recessions in economies outside of the United States
•	changes in and differences between regulatory requirements between countries
•	U.S. and foreign export restrictions, including export controls relating to encryption technologies
•	reduced protection for and enforcement of intellectual property rights in some countries
•	potentially adverse tax consequences
•	difficulties and costs of staffing and managing foreign operations
•	political and economic instability
•	international conflicts, wars or terrorism
•	tariffs and other trade barriers
•	seasonal reductions in business activity

Additionally, our technical development and support groups are located in Ukraine. Recently, the Ukraine has been subject to economic and political changes, and it may become subject to unfavorable changes in laws, policies and taxation, and the current physical infrastructure of the country may change. Should we become unable to conduct our technical development and support operations in this country in the future, and our contingency and business continuity plans are unsuccessful in addressing the related risks to our operations, our business could be adversely affected.

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

Our principal competitors include providers of email management services for small to medium size businesses such as AuthSmtp.com, SMTP2Go.com, SendGrid.com, JangoMail.com/JangoSMTP.com, SocketLabs.com, StrongMail.com, ExactTarget.com, CheetahMail.com, ConstantContact.com, iContact.com, MailChimp.com/Mandrill.com and Bronto.com, larger companies such as Amazon.com, as well as the in-house information technology capabilities of prospective customers. Competition could result in reduced sales, reduced margins or the failure of our email marketing product to achieve or maintain more widespread market acceptance, any of which could harm our business. While we do not compete currently with vendors serving larger customers, we may face future competition from these providers if they determine that our target market presents an opportunity for them. We may also experience competition from Internet Service Providers, or ISPs, advertising and direct marketing agencies and other large established businesses, such as Microsoft Corporation, Google Inc. or Yahoo! Inc., possessing large, existing customer bases, substantial financial resources and established distribution channels. If these companies decide to develop, market or resell competitive email marketing products, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. In addition, one or more of these ISPs or other businesses could decide to offer a competitive email marketing product at no cost or low cost in order to generate revenue as part of a larger product offering.

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

Our future depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued efforts and abilities of our executive officers, including our Chief Executive Officer, our Chairman and other key personnel, each of whom would be difficult to replace. In particular, Jonathan M. Strimling, our Chief Executive Officer, and Semyon Dukach, our Chairman, are critical to the development of our strategic direction. The loss of the services of Messrs. Strimling and Dukach, or other key personnel, and the process to replace any of our key personnel, would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives. We currently do not have a written employment agreement with Mr. Dukach, and we currently do not maintain key person life insurance on either Mr. Strimling or Mr. Dukach. Accordingly, the loss of the services of any of these persons would adversely affect our business.

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

Our officers and directors, in the aggregate, beneficially own approximately or have the right to vote approximately 55% of our outstanding common shares on a fully diluted basis. As a result, these stockholders, acting together, have the ability to control substantially all matters submitted to our stockholders for approval including:

•	election of our board of directors
•	removal of any of our directors
•	amendment of our Articles of Incorporation or By-laws
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us

As a result of their ownership and positions, our officers and directors collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of our officers may differ from the interests of the other stockholders, and they may influence decisions with which the other stockholders may not agree. Such decisions may be detrimental to our business plan and/or operations and they may cause our business to fail in which case you may lose your entire investment.

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

Our annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s attestation in its annual report. As a result, a material weakness in our internal controls may remain undetected for a longer period.

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

An unexpected disaster could lead to service interruptions and result in a loss of customers.

While we have established contingency plans for certain potential disasters, it is possible that an unexpected disaster may occur, which could interrupt our ability to provide services. In the event of a disaster in which our software or hardware are irreparably damaged or destroyed, we would experience interruptions in access to our services. Any or all of these events could cause our customers to lose access to our products.

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

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline and may impair our ability to raise capital in the future.

Our common stock is traded on The NASDAQ Capital Market and, despite certain increases of trading volume from time to time, there have been periods when it could be considered “thinly-traded,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. Finance transactions resulting in a large amount of newly issued shares that become readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our stock. We currently have outstanding a total of 2,778,770 shares of restricted common stock that are held by certain stockholders. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, including the ending of restriction on resale, substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We may become involved in securities class action litigation that could divert management’s attention and harm our business.

Our amended certificate of incorporation and bylaws, and certain provisions of Delaware corporate law, as well as certain of our contracts, contain provisions that could delay or prevent a change in control even if the change in control would be beneficial to our stockholders.

Delaware law, as well as our amended certificate of incorporation and bylaws, contains anti-takeover provisions that could delay or prevent a change in control of our Company, even if the change in control would be beneficial to our stockholders. These provisions could lower the price that future investors might be willing to pay for shares of our common stock. These anti-takeover provisions:

•	authorize our board of directors to create and issue, without stockholder approval, preferred stock, thereby increasing the number of outstanding shares, which can deter or prevent a takeover attempt;
•	prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	empower our board of directors to fill any vacancy on our board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;
•	provide that our board of directors is expressly authorized to adopt, amend or repeal our bylaws; and
•	provide that our directors will be elected by a plurality of the votes cast in the election of directors.

Section 203 of the Delaware General Corporation Law, the terms of our employee stock option agreements and other contractual provisions may also discourage, delay or prevent a change in control of our Company. Section 203 generally prohibits a Delaware corporation from engaging in a business combination with an interested stockholder for three years after the date the stockholder became an interested stockholder. Our employee stock option agreements include change-in-control provisions that allow us to grant options or stock purchase rights that may become vested immediately upon a change in control. The terms of change of control provisions contained in certain of our senior executive employee agreements may also discourage a change in control of our Company. Our board of directors also has the power to adopt a stockholder rights plan that could delay or prevent a change in control of our Company even if the change in control is generally beneficial to our stockholders. These plans, sometimes called “poison pills,” are oftentimes criticized by institutional investors or their advisors and could affect our rating by such investors or advisors. If our board of directors adopts such a plan, it might have the effect of reducing the price that new investors are willing to pay for shares of our common stock.

Together, these charter, statutory and contractual provisions could make the removal of our management and directors more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock. Furthermore, the existence of the foregoing provisions, as well as the significant common stock beneficially owned by our founder, executive officers, and members of our board of directors, could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our Company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

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

Our common stock is subject to volatility.

We cannot assure you that the market price for our common stock will remain at its current level and a decrease in the market price could result in substantial losses for investors. The market price of our common stock may be significantly affected by one or more of the following factors:

•	announcements or press releases relating to our industry or to our own business or prospects;
•	regulatory, legislative, or other developments affecting us or our industry generally;

•	sales by holders of restricted securities pursuant to effective registration statements or exemptions from registration; and
•	market conditions specific to email delivery companies, our industry and the stock market generally.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of us, the trading price for our common stock would be negatively affected. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who covers us downgrades our securities, the price of our securities would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and its trading volume to decline.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None

ITEM 2.

PROPERTIES

Our corporate headquarters are located in Nashua, NH and we have support and technology offices in Cambridge, MA, Las Vegas, NV, Kiev, Ukraine and Odessa, Ukraine. Presently, we rent these five offices for approximately $5,600 per month total. We believe that additional space may be required as our business expands and believe that we can obtain suitable space as needed.

ITEM 3.

LEGAL PROCEEDINGS

We are not a party to any litigation of a material nature. We recently received a notification from RPost Holdings, Inc. whereby RPost Holdings, Inc. claims that we are infringing on their patent rights with certain of our products and services. Although we remain in the investigative stages of the merit to this claim, we believe that our Company and other companies were practicing the technology that RPost claims its patents cover before the first priority date of RPost’s patents. On that basis, we believe that the patents cannot cover our technology and remain valid. To our knowledge, we have not been named in any proceeding with respect to this matter.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on The NASDAQ Capital Market under the symbol “SMTP”. Prior to January 31, 2014 our common stock traded on the OTCQB under the symbol “SMTP”. The following table set forth below lists the range of high and low bids for our common stock for our two most recent fiscal years. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions or a liquid trading market. These prices also give pro forma effect to the 1-for-5 reverse stock split of our outstanding shares of common stock that occurred on December 26, 2013.

		High	Low

2012	1st Quarter	$8.55	$5.50
	2nd Quarter	$7.25	$2.60
	3rd Quarter	$5.05	$3.05
	4th Quarter	$7.00	$3.17
			.
2013	1st Quarter	$7.25	$5.05
	2nd Quarter	$5.50	$4.25
	3rd Quarter	$5.95	$4.35
	4th Quarter	$9.25	$1.43

Stockholders

As of March 24, 2014 we have a total of 5,015,931 shares of common stock outstanding, held of record by approximately 650 stockholders. We do not have any shares of preferred stock outstanding.

Dividends

Our Company began paying cash dividends during the year ended December 31, 2012. During fiscal year 2013 and 2012, our Company distributed dividends of $1,255,936 and $2,589,011, respectively, in cash to its stockholders. For 2013 this includes regular quarterly cash dividends. No special dividends were paid in 2013. For 2012 this includes quarterly cash dividends of $191,194 paid in May 2012, $220,550 in August 2012 and $265,324 paid in December 2012 along with a special cash dividend of $1,911,943 paid to our stockholders of record as of May 21, 2012.

During the first quarter of 2014, our company distributed a cash dividend equal to $.12 per share, and our board of directors considers it to be in the best interest of its shareholders to maintain a $0.12 per share dividend on our common stock for the foreseeable future. No restrictions limit our ability to pay cash dividends on our common stock. The payment of cash dividends in the future is contingent upon our Company's revenues and earnings, capital requirements and general financial condition. The payment of any dividends is within the discretion of our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2013.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	625,156	$4.83	290,794
Equity compensation plans not approved by security holders (2)	120,973	$4.92	-0-
Total	746,129	$4.85	290,794

(1)	Reflects our 2010 Stock Incentive Plan for the benefit of our directors, officers, employees and consultants. We have reserved 1,000,000 shares of common stock for such persons pursuant to that plan.
(2)	Comprised of common stock purchase warrants we issued for services.

Recent Sales of Unregistered Securities

During the period covered by this report, our Company issued the following securities without registering the securities under the Securities Act, giving pro forma effect to the 1-for-5 reverse stock split of our outstanding common stock that occurred on December 26, 2013:

Securities issued for cash

Date	Security
February 2013	Common Stock – 2,900 shares of common stock at $1.25 per share for aggregate proceeds of $3,626 pursuant to an option exercise.

June 2013	Common Stock – 16,000 shares of common stock at $1.25 per share for aggregate proceeds of $20,000 pursuant to an option exercise.

November 2013	Common Stock – 40,000 shares of common stock at $1.25 per share for aggregate proceeds of $50,000 pursuant to an option exercise.

Securities issued for services

Date	Security
March 2013	Common stock – 3,774 shares of common stock for $25,000 in consulting services.

March 2013	Common stock – 9,000 shares of common stock for $55,800 in consulting services.

April 2013	Common stock – 1,776 shares of common stock for $10,000 in board member services.

July 2013	Common stock – 14,083 shares of common stock for $75,000 in consulting services.

August 2013	Warrant - right to buy 30,000 shares of common stock at $5.00 per share for professional services.

August 2013	Common stock – 992 shares of common stock for $5,000 in board member services.

November 2013	Common stock – 956 shares of common stock for $5,000 in board member services.

Securities issued pursuant to our Employee Stock Plan

Date	Security
August 2013	Stock options – right to buy 298,690 shares of common stock at $5.00 per share.

September 2013	Stock options – right to buy 25,000 shares of common stock at $5.15 per share.

September 2013	Stock options – right to buy 30,000 shares of common stock at $5.55 per share.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(2) and 701 of the Securities Act since the transactions did not involve any public offering.

ITEM 6.

SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Background Overview

We provide Internet-based services to facilitate email delivery. Our services provide customers with the ability to increase the deliverability of email with less time, cost and complexity than handling it themselves. We believe our growth since inception has been driven by the compelling value proposition for our services. We currently operate in 130 countries worldwide, with approximately half of our revenues coming from the United States and half of our revenues being derived overseas. Our Company employs a subscription-based revenue model. Our customers pay us a monthly fee for a specific quota of emails, which we will relay on their behalf. We also earn revenues from additional usage charges that may come into effect when a customer exceeds its quota, as well as fees earned for related products and services. Additional products and services that we offer include a hosted email campaign management product and PreviewMyEmail, which allows customers to see how their emails will be delivered on a variety of desktop and mobile client devices.

Results of Operations

Net Revenues	2013	2012	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31,	$5,753,929	$5,353,550	$400,379	7.5%

Revenues increased for the year ended December 31, 2013 as compared to the year ended December 31, 2012, due to increased sales of our email service products to consumers. Revenue growth is attributable primarily to a shift in sales to larger accounts that are providing more substantial revenues per account.

Cost of Service	2013	2012	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31,	$1,049,325	$1,081,330	$(32,005)	(3.0)%

Cost of services decreased for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to a $22,000 decrease in partner commissions that have been paid out in 2013, a $10,000 decrease in network operations and support. As a percentage of revenues, cost of services were 18% and 20% of net revenues for the years ended December 31, 2013 and 2012, respectively. Credit card fees were reclassified from cost of services to general and administrative expenses for the years ended December 31, 2013 and 2012.

Sales and Marketing	2013	2012	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31,	$817,971	$775,073	$42,898	5.5%

Sales and marketing expenses increased for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily attributable to a general growth in our business. We spent more on advertising and marketing to fuel additional growth, but there is no direct correlation between revenues and marketing expenses. We regrouped expenses in 2013 by reducing online advertising by approximately $180,000 and increasing our public relations , investor relations and marketing subcontractors by approximately $160,000. We also hired a VP of Marketing in October of 2013 which increased wages by $62,000 compared to 2012.

General and Administrative	2013	2012	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31,	$1,710,934	$1,380,242	$330,692	24.0%

General and administrative expenses increased for the year ended December 31, 2013 as compared to the year ended December 31, 2012 based on the following:

•	An increase of approximately $144,000 of professional services primarily related to increased legal expenses connected with the S-1 filing;
•	An increase in stock compensation expense of approximately $60,000 related to options issued during 2013;
•	An increase in other general and administrative expenses of approximately $2,000;
•	An increase in payroll and related costs of approximately $70,000 related to new hires;
•	A decrease of $15,000 in board of director fees, which started in 2012; and
•	An increase of approximately $69,000 in depreciation and amortization expense.

Research and Development	2013	2012	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31,	$234,582	$403,303	$(168,721)	(41.8)%

Research and development expenses decreased for the year ended December 31, 2013 as compared to the year ended December 31, 2012 as we have decided to outsource our development rather than having it in-house. However, our research and development efforts are still focused around expanding our service offerings and improving the functionality of our products.

Income Tax Benefit (Expense)	2013	2012	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31,	$(668,155)	$(643,995)	$(24,160)	3.8%

Changes in our income tax expense related primarily to differences in pretax income during the years ended December 31, 2013 and 2012, respectively, and the effects of certain balancing to our tax returns that vary from year to year.

Net Income	2013	2012	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31,	$1,272,963	$1,069,607	$203,356	19.0%

Net income increased for the year ended December 31, 2013 as compared to the year ended December 31, 2012 increased primarily due to revenue growth partially offset by increases in operating expenses related to the growth in our business, each of which is described above.

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

Years Ended December 31, 2013 and 2012

Net cash provided by operating activities increased approximately $1,096,773, or 129%, to $1,948,543 for the year ended December 31, 2013, compared to $851,770 for the year ended December 31, 2012. The increase of cash provided by operating activities was primarily attributable to an increase in non-cash stock compensation of $308,284, in increase in income taxes payable of $553,339 and an increase in net income of approximately $203,356.

Net cash used in investing activities was $287,475 and $24,206 during the year ended December 31, 2013, and 2012, respectively, consisting of the purchase of software licenses and investments in servers and computers for employees.

Net cash used in financing activities was $713,826 and $2,022,372 and during the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, financing activities consisted primarily of dividends paid of $1,255,936, offset partly from proceeds from the issuance of common stock of $471,301. During the year ended December 31, 2012, financing activities consisted primarily of dividends paid of $2,589,011, offset partly from proceeds from the issuance of common stock of $531,438.

We had net working capital of $1,467,903 as of December 31, 2013 and $552,669 as of December 31, 2012. The increase in net working capital as of December 31, 2013 was primarily attributable to our increased cash, which increased to $1,731,243 at December 31, 2013 compared to $784,001 at December 31, 2012.

Public Offering of Common Stock. During February 2014 we closed on an $11,500,000 underwritten public offering of our common stock, including the exercise of the entire over-allotment option granted to the underwriters. The net proceeds to our Company after underwriting discounts and commissions and other expenses approximated $10,562,725. We intend to use the net proceeds received from this offering for working capital, other general corporate purposes, and possibly acquisitions of other companies, services or technologies. Presently, the Company has no agreements with any potential acquisition candidates.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2013 due to gaps in segregation of duties and documentation of management’s assessment of internal controls. Management intends to hire additional personnel and implement and improve review procedures.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2014.

SMTP, Inc.

By:	/s/ Jonathan M. Strimling
Jonathan M. Strimling
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan M. Strimling	Chief Executive Officer (Principal Executive Officer), Director	March 31, 2014
Jonathan M. Strimling

/s/ Alena Chuprakova	Controller and Treasurer (Principal Financial Officer)	March 31, 2014
Alena Chuprakova

/s/ Semyon Dukach	Chair of the Board of Directors	March 31, 2014
Semyon Dukach

/s/ Vadim Yasinovsky	Director	March 31, 2014
Vadim Yasinovsky

/s/ John L. Troost	Director	March 31, 2014
John L. Troost

/s/ David A. Buckel	Director	March 31, 2014
David A. Buckel

Report of Independent Registered Public Accounting Firm

To the Board of Directors

SMTP, Inc.

We have audited the accompanying balance sheets of SMTP, Inc. (the Company) as of December 31, 2013 and 2012, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMTP, Inc as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ McConnell & Jones, LLP

Houston, Texas

March 31, 2014

3040 Post Oak Blvd., Suite 1600

Houston, TX 77056

Phone: 713.968.1600

WWW.MCCONNELLJONES.COM

SMTP, INC.

BALANCE SHEETS

	December 31,
	2013	2012

Assets

Cash and cash equivalents	$1,731,243	$784,001
Accounts receivable	25,024	38,152
Deferred income taxes	183,435	196,097
Other current assets	116,522	66,093
Total current assets	2,056,224	1,084,343
Property and equipment, net of accumulated depreciation of $145,261 and $43,181	327,342	141,948
Intangibles, net of accumulated amortization of $9,000 and $8,768	—	232
Deferred income taxes	50,099	14,536
Deposits	29,995	29,995
Total assets	$2,463,660	$1,271,054

Liabilities and Shareholders' Equity

Deferred revenue	$334,328	$351,059
Income taxes payable	144,280	42,590
Allowance for refunds and chargebacks	2,965	9,036
Accrued expenses and other current liabilities	106,748	128,989
Total current liabilities	588,321	531,674

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 3,127,598 and 2,953,450 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	3,126	2,953
Additional paid in capital	2,241,749	1,122,990
Accumulated deficit	(369,536)	(386,563)
Total shareholders' equity	1,875,339	739,380

Total liabilities and shareholders' equity	$2,463,660	$1,271,054

See accompanying notes to the financial statements

SMTP, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012

Net revenue	$5,753,929	$5,353,550
Cost of services	1,049,325	1,081,330
Gross profit	4,704,604	4,272,220
Operating expenses:
Sales and marketing	817,971	775,073
General and administrative	1,710,934	1,380,242
Research and development	234,581	403,303

Total operating expenses	2,763,486	2,558,618

Income before income taxes	1,941,118	1,713,602
Provision for income tax	668,155	643,995

Net income	$1,272,963	$1,069,607

Net income per share:
Basic	$0.42	$0.37
Diluted	$0.41	$0.37

Weighted average common
shares outstanding:
Basic	3,004,541	2,882,437
Diluted	3,069,274	2,922,310

See accompanying notes to the financial statements

SMTP, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

				Retained
				Earnings
	Common Stock		Additional	(Accumulated
	Shares	Amount	Paid in Capital	Deficit)	Total
Balance, December 31, 2011	2,768,300	$2,768	$287,998	$1,132,841	$1,423,607
Stock based compensation - stock options			153,376		153,376
Warrant for services rendered			115,162		115,162
Dividends paid to shareholders			—	(2,589,011)	(2,589,011)
Issuance of common stock, net	185,150	185	531,253	—	531,438
Tax benefit from stock-based award activity, net			35,201	—	35,201
Net Income			—	1,069,607	1,069,607
Balance, December 31, 2012	2,953,450	$2,953	$1,122,990	$(386,563)	$739,380
Stock based compensation - stock options			212,946		212,946
Warrant for services rendered			188,077		188,077
Dividends paid to shareholders				(1,255,936)	(1,255,936)
Issuance of common stock for cash	143,569	143	471,158		471,301
Issuance of common stock for services	30,579	30	175,769		175,799
Tax benefit from stock-based award activity, net			70,809		70,809
Net Income				1,272,963	1,272,963
Balance, December 31, 2013	3,127,598	$3,126	$2,241,749	$(369,536)	$1,875,339

See accompanying notes to the financial statements

SMTP, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,272,963	$1,069,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,313	32,909
Excess tax benefits from share-based payment arrangements	(70,809)	(35,201)
Non-cash stock compensation	576,822	268,538
Allowance for refunds and chargebacks	(6,071)	1,834
Deferred income taxes	(22,901)	(2,136)
Changes in assets and liabilities:
Accounts receivable	13,128	(33,926)
Other assets	(50,429)	(40,051)
Income taxes payable	172,499	(380,840)
Accrued expenses and other current liabilities	(22,241)	(44,598)
Deferred revenue	(16,731)	15,634
Net cash provided by operating activities	1,948,543	851,770

Cash flows from investing activities
Purchases of property and equipment	(287,475)	(24,206)
Net cash used in investing activities	(287,475)	(24,206)

Cash flows used in financing activities:
Dividends to shareholders	(1,255,936)	(2,589,011)
Proceeds from issuance of common stock	471,301	531,438
Excess tax benefits from share-based payment arrangements	70,809	35,201
Net cash used in financing activities	(713,826)	(2,022,372)

Change in cash and cash equivalents	947,242	(1,194,808)

Cash and cash equivalents, beginning of year	784,001	1,978,809

Cash and cash equivalents, end of year	$1,731,243	$784,001

Supplemental cash flow disclosures:
Cash paid for income taxes	$708,000	$618,000

See accompanying notes to the financial statements

SMTP, INC.

NOTES TO FINANCIAL STATEMENTS

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

On December 26, 2013, the Company filed a Certificate of Amendment to its Certificate of Incorporation (the "Certificate of Amendment"), with the Secretary of State of the State of Delaware, to effect a 1-for-5 reverse stock split of the its common stock (the "Reverse Stock Split"). As a result of the Reverse Stock Split, every five shares of the Company's pre-Reverse Stock Split common stock was combined and reclassified into one share of its common stock. All data for common stock, options and warrants have been adjusted to reflect the 1-for-5 reverse stock split for all periods presented. In addition, all common stock prices, and per share data for all periods presented have been adjusted to reflect the 1-for-5 reverse stock split.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP).

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Credit card fees were classified from cost of services to general and administrative expenses for the years ended December 31, 2013 and 2012. Credit card processing fees were $208,833, and $195,796 for the years ended December 31, 2013 and 2012, respectively.

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

SMTP, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

SMTP, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Property and equipment as of December 31 is as follows:

	2013	2012
Property and equipment, net:
Leasehold improvements	$16,245	$—
Furniture and fixtures	13,619	—
Computer equipment and software	427,286	185,129
Construction in progress	15,453	—
Total	472,603	185,129
Less: Accumulated depreciation	(145,261)	(43,181)
	$327,342	$141,948

Estimated useful lives are as follows:

Computing equipment	3 years
Software	3 - 5 years

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

Deferred Revenue

The Company’s customers pay for services in advance on a periodic basis (such as monthly, quarterly, annually or bi-annually). Deferred revenue consists of payments received in advance of the Company’s providing the services. Deferred revenues are amortized on a straight-line basis in connection with the contractual period. Deferred revenues are computed on an estimated basis.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents. At December 31, 2013 and 2012, the Company had cash balances at financial institutions that exceed federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the years ended December 31, 2013, and 2012, there were no customers that accounted for more than 10% of total revenue.

Cost of Services

Cost of services consists primarily of the direct labor costs, software costs, and fees paid to resellers of the Company’s product.

SMTP, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Credit Card Processing Fees

Credit card processing fees are included as a component of general and administrative expenses and are expensed as incurred. Credit card processing fees were $208,833 and $195,796 for the years ended December 31, 2013 and 2012, respectively.

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

Recently Issued Accounting Standards

The Company has reviewed all recently issued, but not effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the result of its operation.

Note 3: Shareholders’ Equity

On April 11, 2012, 2,000 stock options were exercised at a price of $1.25 per share with total proceeds to the Company of $2,500 cash.

On May 1, 2012, 5,000 stock options were exercised at a price of $1.25 per share with total proceeds to the Company of $6,250 cash.

On May 8, 2012, the Company filed with the Securities Exchange Commission form S-1 for the registration of its Common Stock, $.001 par value. The amount of shares to be registered was 160,000. On May 9, 2012, the warrant to purchase 160,000 shares of common stock at an exercise price of $3.13 per share was exercised with total proceeds to the Company of $500,000 (see Note 9: Commitments and Contingencies).

On May 10, 2012, 750 stock options were exercised at a price of $1.25 per share with total proceeds to the Company $938 cash.

On May 16, 2012, 5,400 stock options were exercised at a price of $1.25 per share with total proceeds to the Company of $6,752 cash.

On October 22, 2012, 12,000 stock options were exercised at a price of $1.25 per share with total proceeds to the Company of $15,000 cash.

On February 20, 2013, 2,150 stock options were exercised at a price of $1.25 per share with total proceeds to the Company of $2,688 cash.

On February 21, 2013, 750 stock options were exercised at a price of $1.25 per share with total proceeds to the Company of $938 cash.

On April 8, 2013, the Company issued a total of 1,776 shares of the Company’s common stock to the directors.

SMTP, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

On May 22, 2013, the Company entered into an investment agreement. Pursuant to the investment agreement, the Company could issue and sell to the investor, up to that number of shares of the Company’s common stock having an aggregate purchase price of $2.5 million, over a period of 36 months from the first trading day following the effectiveness of the registration statement registering the resale of shares. The purchase price was set at 92% of the lowest daily volume weighted average price of the Common Stock during the five consecutive trading day period beginning on the date of delivery of the applicable draw down notice.

On June 13, 2013, 16,000 stock options were exercised at a price of $1.25 per share with total proceeds to the Company of $20,000 cash.

On June 20, 2013, as part of the investment agreement, the Company filed with the Securities Exchange Commission a Form S-1 for the registration of its Common Stock, $0.001 par value. The amount of shares to be registered was 500,000 shares. The S-1 became effective on June 27, 2013. Since June 27, 2013, the date the Registration Statement was declared effective, through December 5, 2013, the date the Company terminated the Investment Agreement, the Company sold 84,669 shares of its common stock to Dutchess for total net proceeds of $397,678.

On July 1, 2013, the Company terminated a consulting services agreement and issued 14,083 shares of common stock to pay the outstanding balance of approximately $75,000 due to the consultants. See Note 9.

On August 15, 2013, the Company issued a total of 992 shares of the Company’s common stock to the directors.

On November 15, 2013, the Company issued a total of 956 shares of the Company’s common stock to the directors.

On November 15, 2013, 40,000 stock options were exercised at a price of $1.25 per share with total proceeds to the Company of $50,000 cash.

On December 26, 2013, the Company filed with the Securities Exchange Commission a Form S-1 registration statement. Pursuant to the Form S-1, the Company registered and sold 1,840,000 shares of common stock, $0.001 par value, in exchange for $11,500,000 in gross proceeds. The S-1 became effective on January 30, 2014.

The Company began paying cash dividends during the year ended December 31, 2012. During fiscal year 2013 and 2012, our Company distributed dividends of $1,255,936 and $2,589,011, respectively, in cash to its stockholders. For 2013 this includes regular quarterly cash dividends. For 2012 this includes quarterly cash dividends of $191,194 paid in May 2012, $220,550 in August 2012 and $265,324 paid in December 2012 along with a special cash dividend of $1,911,943 paid to our stockholders of record as of May 21, 2012.

Note 4: Net Income Per Share

Computation of net income per share is as follows:

	Year Ended December 31,
	2013	2012

Net income attributable to SMTP.com	$1,272,963	$1,069,607

Basic weighted average common shares outstanding	3,004,541	2,882,437
Add incremental shares for:
Warrants	11,255	12,768
Stock options	53,477	27,105
Diluted weighted average common shares outstanding	3,069,273	2,922,310

Net income per share:
Basic	$0.42	$0.37
Diluted	$0.41	$0.37

SMTP, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 5: Income Taxes

The Company has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Income taxes for years ended December 31, is summarized as follows:

	2013	2012

Current provision	$745,852	$646,131
Deferred provision (benefit)	(77,697)	(2,136)
Net income tax provision	$668,155	$643,995

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	2013		2012
	Amount	Percent	Amount	Percent

Federal statutory rates	$659,980	34%	$582,722	34%
State income taxes, net of federal benefit	27,064	1%	107,461	6%
Stock options	27,503	1%	(7,180)	(0)%
Permanent differences	4,313	0%	6,271	0%
Other	(50,705)	(3)%	(45,279)	(3)%
Effective rate	$668,155	33%	$643,995	37%

The following is a summary of the components of the Company’s deferred tax assets:

	2013	2012
Deferred tax assets (liabilities) - current:
Accounts receivable	$(15,054)	$(18,694)
Prepaid Expenses	(41,481)	(23,435)
Stock-based compensation	86,347	73,000
Provisions and accruals	20,194	24,756
Deferred revenue	133,429	140,470
Total current deferred tax assets (liabilities)	183,435	196,097
Deferred tax assets (liabilities) - long-term:
Plant and equipment	50,099	14,536
Total net deferred tax assets	$233,534	$210,633

As of December 31, 2013, the Company did not have a significant tax operating loss carry forward. No valuation allowances have been established for deferred tax assets based on a “more likely than not” threshold. The ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carry forward periods provided in the tax law, which management estimate they will.

We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

•	Future reversal of existing taxable temporary differences;
•	Taxable income or loss, based on recent results, exclusive of reversing temporary differences and carry forwards; and
•	Tax-planning strategies.

Note 6: Related Party Transactions

There were no related party transactions for the years ended December 31, 2013 or 2012.

SMTP, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7: Warrants

On October 29, 2012, in connection with a consulting agreement, the Company issued 90,973 warrants to purchase common stock at an exercise price of $4.90 per share with a term of 5 years. The warrants vest according to the following schedule: 15,163 shares vest immediately and 15,163 shares vest at the end of every thirty day period thereafter until the warrant is 100% vested. For the years ended December 31, 2013 and 2012, the Company recognized an expense of $130,298 and $115,162, respectively. The fair value of the warrants was determined using the Black-Scholes option valuation model. The warrants expire on October 29, 2017 and have a remaining contractual life of 3.83 years as of December 31, 2013. As of December 31, 2013, all warrants were exercisable.

On August 1, 2013, in connection with a consulting agreement, the Company issued 30,000 warrants to purchase common stock at an exercise price of $5.00 per share with a term of 3 years. For the year ended December 31, 2013, the Company recognized an expense of $57,779 associated with these awards. The fair value of the warrants was determined using the Black-Scholes option valuation model. The warrants expire on August 1, 2016 and have a remaining contractual life of 2.59 years as of December 31, 2013. As of December 31, 2013, all warrants were exercisable.

The following table summarizes information about the Company’s warrants at December 31, 2013:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number	Exercise	Term	Intrinsic
	of Units	Price	(in years)	Value

Outstanding at December 31, 2012	90,973	$4.90

Granted	30,000	5.00

Outstanding at December 31, 2013	120,973	$4.92	3.5	—

Exercisable at December 31, 2013	120,973	$4.92	3.5	—

The warrants were valued using the Black-Scholes pricing model with the following assumptions:

	Year Ended December 31,
	2013	2012
Volatility	56%	57% - 68%
Risk-free interest rate	0.35%	0.31% - 2.07%
Expected term	1.5 years	2.5 - 5 years

Note 8: Stock-Based Compensation

From time to time, the Company grants stock option awards to officers and employees.

In November 2010, the board of directors authorized the 2010 Stock Incentive Plan ("the Plan") which provides us with the ability to issue options on up to 272,000 common shares.

On April 29, 2011, the Company increased the number of shares of the Company’s common stock available for issuance under the plan from 272,000 to 500,000.

In August 2013, the Company increased the number of shares of the Company’s common stock available for issuance under the Plan from 500,000 to 1,000,000. The Company’s stockholders approved this increase on October 22, 2013 pursuant to a written consent of stockholders owning a majority of the shares of outstanding common stock.

SMTP, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Such awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2013	2012
Volatility	66% - 68%	54% - 68%
Risk-free interest rate	1.74% - 2.01%	0.90% - 1.22%
Expected term	6.25-7.25 years	6.3 years
Forfeiture rate	15%	15%
Dividend yield rate	0%	0

The volatility used was based on historical volatility of similar sized companies due to lack of historical data of the Company’s stock price. The risk free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award. The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110.

Stock option awards are expensed on a straight-line basis over the requisite service period. During the years ended December 31, 2013 and 2012, the Company recognized expense of $212,946 and $153,376, respectively, associated with stock option awards. At December 31, 2013, future stock compensation expense (net of estimated forfeitures) not yet recognized was $1,208,238 and will be recognized over a weighted average remaining vesting period of 3.68 years. The following summarizes stock option activity for the year ended December 31, 2013:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
	Number	Exercise	Fair	Contractual
	of Shares	Price	Value	Life
Outstanding at December 31, 2012	437,667	$4.45	$2.40
Granted at market price	353,690	5.06
Exercised	(58,900)	$1.09
Forfeited	(107,300)	$6.04
Outstanding at December 31, 2013	625,157	4.83	2.92	8.9
Exercisable at December 31, 2013	148,532	$3.97	$2.33	8.0

The outstanding shares at December 31, 2012 were adjusted to reflect options that were issued but not included in the prior periods tables. This does not impact stock compensation expense.

The following summarizes information about the Company’s stock options at December 31, 2013:

	Exercisable		Unexercisable		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Price	Outstanding	Price	Outstanding	Price

$1.25 per share	56,717	$1.25	20,450	$1.25	77,167	$1.25
$4.95 per share	46,375	$4.95	90,125	$4.95	136,500	$4.95
$5.00 per share	24,490	$5.00	274,199	$5.00	298,690	$5.00
$5.15 per share	—	$5.15	25,000	$5.15	25,000	$5.15
$5.55 per share	—	$5.55	30,000	$5.55	30,000	$5.55
$7.95 per share	20,950	$7.95	36,850	$7.95	57,800	$7.95

The intrinsic value of the Company’s stock options outstanding was $0 at December 31, 2013.

SMTP, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 9: Commitments and Contingencies

Litigation

We are not a party to any litigation of a material nature. We recently received a notification from RPost Holdings, Inc. whereby RPost Holdings, Inc. claims that we are infringing on their patent rights with certain of our products and services. Although we remain in the investigative stages of the merit to this claim, we believe that our Company and other companies were practicing the technology that RPost claims its patents cover before the first priority date of RPost’s patents. On that basis, we believe that the patents cannot cover our technology and remain valid. To our knowledge, we have not been named in any proceeding with respect to this matter.

Operating Leases and Service Contracts

The Company rents its facilities on a month-to-month or quarter-to-quarter basis. Most of its service contracts are also on a month-to-month basis. However, the Company entered into several non-cancelable service contracts during the year ended December 31, 2013. Future minimum payments under non-cancelable service contracts are as follows for the years ended December 31:

2014	$14,405
2015	—
2016	—
2017	—
2018	—
Thereafter	—
$14,405

Changes in Officers and Employment Agreements

On April 30, 2012, Mr. William Morrison resigned as the Vice President of Engineering of the Company. As a result of his departure, Mr. Morrison also resigned as an officer of the Company. Mr. Morrison did not receive any severance as part of his resignation. Of the 20,000 options granted on January 26, 2011, 5,000 vested and 15,000 remained unvested and were forfeited.

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

On August 15, 2012, Richard T. Harrison resigned as the chief executive officer and all other positions he held with the registrant. On that same date, the registrant’s board of directors appointed a committee to oversee the registrant’s operations, led by Semyon Dukach, the registrant’s Chair of the Board of Directors. Mr. Harrison received a severance in the amount of $33,333, the equivalent of four months base salary paid ratably over a four month period according to the Company’s standard payroll schedule and health insurance benefits over a four month period. Of the 192,000 options granted on July 1, 2010, 112,667 vested and 79,333 remain unvested and were forfeited.

SMTP, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

On August 15, 2013, Jonathan M. Strimling was appointed as Chief Executive Officer. Pursuant to a written agreement, Mr. Strimling will receive a base salary of $180,000 per year along with quarterly performance based bonus compensation, other event based bonus compensation, and an option to purchase up 298,690 shares of the Company’s common stock at the strike price of $5.00 per share. The options vest monthly over a four year period in equal installments of 6,223 shares per month beginning August 15, 2013, except that during the final month of vesting 6,228 shares shall vest. All of the options expire on August 14, 2023. The option grant was made pursuant to the Company’s 2010 Employee Stock Plan.

On September 18, 2013, Yvonne Gaudette was appointed as Vice President of Marketing. As the Company’s Vice President of Marketing, pursuant to a written agreement, Ms. Gaudette will receive a base salary of $110,000 per year, along with quarterly performance based bonus compensation and an option to purchase up to 25,000 shares of the Company’s common stock at the strike price of $5.15 per share. The options vest over a period of four years with 25% of the option shares vesting on September 18, 2014 and the remaining 75% of the option shares vest on an equal monthly basis thereafter. All of the options expire on September 17, 2023. The option grant was made pursuant to the Company’s 2010 Employee Stock Plan.

On September 25, 2013, Paul Parisi was appointed as Vice President of Innovation. As the Company’s Vice President of Innovation, pursuant to a written agreement, Mr. Parisi will receive a base salary of $70,000 per year, along with quarterly performance based bonus compensation and an option to purchase up to 30,000 shares of the Company’s common stock at the strike price of $5.55 per share. The options vest in two tranches as follows: (i) 15,000 shares vest over a period of four years following the commencement of part-time employment (the Initial Option shares”) whereby 25% of the Initial Option Shares will vest on September 25, 2014 and the remaining 75% of the Initial Option Shares vest on a monthly basis thereafter; (ii) and 15,000 shares vest over the four years following the commencement of full time employment, if that event occurs (the "Second Option Shares"), whereby 25% of the Second Option Shares vest on the first anniversary of the date of the start of full time employment and the remaining 75% of the Second Option Shares vest on a monthly basis thereafter. All of the options expire on September 24, 2023. The option grant was made pursuant to the Company’s 2010 Employee Stock Plan.

Consulting Services

On May 9, 2012, the warrant to purchase 160,000 shares of common stock at an exercise price of $3.13 per share was exercised with total proceeds to the Company of $500,000.

SMTP, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

On October 18, 2012, the Company entered into a professional services agreement. The agreement requires the Company to pay a monthly cash retainer of $12,500 to cover professional services provided by the service provider. Additionally, any service that exceeds the $12,500 retainer, are to be paid through issuances of the Company’s common stock with a vesting schedule of six months from delivery date. On March 4, 2013, the Company added an addendum to this agreement. This addendum amended the agreement so that each month is a fixed fee of $25,000 payable in $12,500 cash and $12,500 in restricted common stock. The addendum also waived all fees and other amounts exceeding $25,000 owed for November and December 2012 for services rendered. On March 8, 2013, the Company issued 3,774 shares of restricted common stock representing $25,000 worth of stock for services rendered during November and December of 2012. On March 8, 2013, the Company also issued 9,000 shares of restricted common stock representing payment for website construction in fiscal year 2013 valued at $55,800 based on the closing share price of $6.20 on March 8, 2013. On July 1, 2013, the Company terminated the consulting services agreement and issued 14,083 shares of common stock to pay the outstanding balance of approximately $75,000 due to the consultants.

On October 29, 2012, the Company entered into a professional services agreement. In connection with the agreement, the Company issued 90,973 warrants to purchase common stock at an exercise price of $4.90 per share with a term of 5 years in exchange for professional services. As of December 31, 2012, 45,487 of such warrants were exercisable. The agreement also call for certain incentives that if achieved call for the disbursement of $500,000 or more depending on the size of transaction as well as fees to arrange funding. See Note 7 for discussion of warrants.

On May 29, 2013, the Company entered into a professional services agreement. The agreement requires the Company to pay $25,000 per month in exchange for marketing and advertising services. The agreement terminates on December 31, 2014 but is cancellable at any time.

On August 1, 2013, the Company entered into a professional services agreement. In connection with the agreement, the Company issued 30,000 warrants to purchase common stock at an exercise price of $5.00 per share with a term of 3 years in exchange for professional services. As of September 30, 2013, all warrants were exercisable. This agreement also requires the Company to pay $7,500 in cash per month for 12 months in exchange for sales and marketing services. The agreement terminates on July 31, 2014 but is cancellable after the first six months.

Note 10: Asset Purchase Agreement

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

Note 11: Subsequent Events

Restructuring of Executive Team

On January 13, 2014 the Company’s Board of Directors appointed Lewis Moorehead to serve as the Company’s Chief Financial Officer and principal financial officer commencing on January 14, 2014. Mr. Moorehead was engaged as a part time employee. As the Company’s Chief Financial Officer, Mr. Moorehead took responsibility for ensuring the long-term financial health of the Company, overseeing the Company’s accounting and audits, and such other duties that are customarily the responsibilities of a chief financial officer.

In exchange for serving as the Company’s Chief Financial Officer, Mr. Moorehead was offered as compensation a base salary of $4,333 per month and an option to purchase up to 60,000 shares of the Company’s common stock at an exercise price of $7.50 per share. The options were scheduled to vest over a period of four years with 1,250 options vesting each month over the four year period. All of the options expire on January 12, 2024, subject to earlier expiration in certain circumstances. The option grant was made pursuant to the Company’s 2010 Employee Stock Plan and subject to the terms of the Plan’s standard incentive stock option agreement.

SMTP, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

On January 13, 2014, upon the appointment of Mr. Moorehead as the Company’s Chief Financial Officer, the Company’s Board of Directors removed Alena Chuprakova as the Company’s principal financial officer. Ms. Chuprakova continues to serve as the Company’s Treasurer, and her title was changed from Comptroller to Controller.

On March 17, 2014, the Company initiated a restructuring of certain senior positions. The part-time CFO role and part-time Vice President of Innovation Roles were eliminated, with an intent to retain a full time CFO/COO, a full time Vice President of Engineering and a full time Product Manager. On March 17, 2014, Lewis Moorehead resigned his position as the Company’s Chief Financial Officer and is no longer an employee of our Company. Upon the resignation of Mr. Moorehead as the Company’s Chief Financial Officer, the Company’s Board of Directors appointed Alena Chuprakova, the Company’s Treasurer and Controller, to serve as the Company’s interim principal financial officer. On March 18, 2014 Paul Parisi resigned his position as Vice President of Innovation and is no longer an employee of our Company. Mr. Parisi and Mr. Moorehead are expected to continue to assist our Company on a consulting basis.

Appointment of New Directors

On January 13, 2014 the Board of Directors appointed Jonathan M. Strimling, the Company’s current Chief Executive Officer, and David A. Buckel, to the Board of Directors to fill two newly created directorships on the Board of Directors. Each of Mr. Strimling and Mr. Buckel accepted their appointment to the Board of Directors on that same date and each of them shall serve as a member of the Board of Directors until the Company’s next annual stockholder’s meeting or until their earlier resignation or removal.

Mr. Buckel was named to the following Board of Directors committees: Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee. Also, Mr. Buckel has been named chairman of the Audit Committee.

In exchange for serving on the Board of Directors as an independent director, Mr. Buckel shall receive an annual stipend equal to $10,000, payable in quarterly increments of $2,500 per quarter, payable in cash or in shares of Company stock, as shall be determined by the Board of Directors, payable at the end of each full quarter served. Additionally, Mr. Buckel shall be issued an option to purchase up to 16,000 shares of the Company’s common stock at an exercise price of $7.50 per share, to be issued from the Company’s 2010 Employee Stock Plan. The options shall vest over a period of four year as follows: 1,000 options hall vest quarterly over the four year period. All of the options expire on January 12, 2024, subject to earlier expiration in certain circumstances. Mr. Strimling shall receive no additional compensation for serving on the Board of Directors.

Effectiveness of Form S-1

On December 26, 2013, the Company filed with the Securities Exchange Commission a Form S-1 registration statement. Pursuant to the Form S-1, the Company registered and sold 1,840,000 shares of common stock, $0.001 par value, in exchange for $11,500,000 in gross proceeds. The S-1 became effective on January 30, 2014.

Dividends

On March 3, 2014, the Company paid quarterly dividends of $601,912 to its shareholders.

Share Issuances

In February 2014, 47,568 stock options were exercised at a price of $1.25 per share with total proceeds to the Company of $59,460 cash.

In February 2014, the Company issued a total of 750 shares of the Company’s common stock to the directors.

INDEX TO EXHIBITS

Exhibit Number	Title of Document	Location

3.1	Certificate of Incorporation	Incorporated by reference to our Registration Statement on Form S-1 filed on December 2, 2010
3.2	Amendment to Certificate of Incorporation	Incorporated by reference to our Form 8-K filed on December 17, 2013
3.3	Bylaws	Incorporated by reference to our Registration Statement on Form S-1 filed on December 2, 2010
10.1	2010 Employee Stock Plan	Incorporated by reference to our Registration Statement on Form S-1 filed on December 2, 2010
10.4	Employment Agreement –Jonathan M. Strimling	Incorporated by reference to our Form 8-K filed on August 20, 2013
10.5	Employment Agreement –Yvonne Gaudette	Incorporated by reference to our Form 8-K filed on September 24, 2013
10.6	Employment Agreement – Paul D. Parisi	Incorporated by reference to our Form 8-K filed on September 30, 2013
10.7	Professional Services Agreement - inSegment	Incorporated by reference to our Form 8-K filed on October 23, 2012
10.8	Addendum to Professional Services Agreement - inSegment	Incorporated by reference to our Form 10-Q filed on May 14, 2013
10.9	Second Addendum to Professional Services Agreement - inSegment	Incorporated by reference to our Form S-1 filed on December 26, 2013

10.11	Asset Purchase Agreement - Octeth	Incorporated by reference to our Form 8-K filed on January 10, 2013
10.12	Investment Agreement - Dutchess Opportunity Fund, II, LP	Incorporated by reference to our Form 8-K filed on May 24, 2013
10.13	Registration Rights Agreement - Dutchess Opportunity Fund, II, LP	Incorporated by reference to our Form 8-K filed on May 24, 2013
10.14	Marketing Agreement - Greenway	Incorporated by reference to our Form 8-K filed on May 31, 2013
14.1	Code of Ethics and Business Standards	Incorporated by reference to our Form 8-K filed on January 14, 2014
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.1	XBRL	Furnished herewith