Form 10-Q
period 2014-03-31
SMTP, Inc.
filed 2014-05-14
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2014
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36280

SMTP, Inc.
(Exact name of registrant as specified in its charter)

Delaware	05-0502529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Innovative Way, Suite 3330 Nashua, NH	03062
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,015,931 shares of common stock as of May 5, 2014.

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Item 1.

Financial Statements.

SMTP, INC.

BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets

Cash and cash equivalents	$11,810,650	$1,731,243
Accounts receivable	38,683	25,024
Deferred income taxes	204,269	183,435
Income taxes receivable	184,333	—
Other current assets	88,720	116,522
Total current assets	12,326,655	2,056,224

Property and equipment, net of accumulated depreciation of $175,371 and $145,261	297,232	327,342
Deferred income taxes	60,280	50,099
Deposits	29,995	29,995
Total assets	$12,714,162	$2,463,660

Liabilities and Shareholders' Equity

Deferred revenue	$367,962	$334,328
Income taxes payable	—	144,280
Allowance for refunds and chargebacks	2,442	2,965
Accrued expenses and other current liabilities	110,441	106,748
Total current liabilities	480,845	588,321

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,015,916 and 3,127,598 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	5,015	3,126
Additional paid in capital	12,228,302	2,241,749
Accumulated deficit	—	(369,536)
Total shareholders' equity	12,233,317	1,875,339

Total liabilities and shareholders' equity	$12,714,162	$2,463,660

See accompanying notes to the financial statements

SMTP, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net revenue	$1,490,054	$1,369,438
Cost of services	288,370	274,558
Gross profit	1,201,684	1,094,880
Operating expenses:
Sales and marketing	148,672	202,767
General and administrative	583,764	466,293
Research and development	77,111	52,532

Total operating expenses	809,547	721,592

Income before income taxes	392,137	373,288
Provision for income tax	168,765	147,718

Net income	$223,372	$225,570

Net income per share:
Basic	$0.05	$0.08
Diluted	$0.05	$0.07

Weighted average common shares outstanding:
Basic	4,239,363	2,958,113
Diluted	4,302,443	3,194,072

See accompanying notes to the financial statements

SMTP, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$223,372	$225,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,110	17,587
Excess tax benefits from share-based payment arrangements	(83,775)	3,171
Non-cash stock compensation	156,052	247,127
Allowance for refunds and chargebacks	(523)	—
Deferred income taxes	(31,015)	(23,310)
Changes in assets and liabilities:
Accounts receivable	(13,659)	(13,128)
Other assets	27,802	23,567
Net change income taxes payable	(244,838)	(67,214)
Accrued expenses and other current liabilities	3,693	30,943
Deferred revenue	33,634	(21,565)
Net cash provided by operating activities	100,853	422,748

Cash flows from investing activities
Purchases of property and equipment	—	(241,948)
Net cash used in investing activities	—	(241,948)

Cash flows provided by (used in) financing activities:
Dividends to shareholders	(601,766)	(266,002)
Proceeds from issuance of common stock	10,507,427	3,624
Excess tax benefits from share-based payment arrangements	72,893	—
Net cash provided by (used in) financing activities	9,978,554	(262,378)

Change in cash and cash equivalents	10,079,407	(81,578)

Cash and cash equivalents, beginning of period	1,731,243	784,001

Cash and cash equivalents, end of period	$11,810,650	$702,423

Supplemental cash flow disclosures:
Cash paid for income taxes	$455,500	$235,000

See accompanying notes to the financial statements

SMTP, INC.

Notes to the Financial Statements

(Unaudited)

Note 1:  Organization

Background

The Company was incorporated in Massachusetts on October 14, 1998 as EMUmail, Inc. and changed its name on April 1, 2010 to SMTP.com, Inc.  On November 23, 2010, the Company changed the domicile of the Company from a Massachusetts corporation to a Delaware corporation The Company focuses on the execution of email delivery for marketing and enterprise application customers.  The Company has customers for both corporate and personal email delivery. The Company’s services are marketed directly by the Company and through reseller partners.

On December 26, 2013, the Company filed a Certificate of Amendment to its Certificate of Incorporation (the "Certificate of Amendment"), with the Secretary of State of the State of Delaware, to effect a 1-for-5 reverse stock split of its common stock (the "Reverse Stock Split"). As a result of the Reverse Stock Split, every five shares of the Company's pre-Reverse Stock Split common stock was combined and reclassified into one share of its common stock. All data for common stock, options and warrants have been adjusted to reflect the 1-for-5 reverse stock split for all periods presented. In addition, all common stock prices, and per share data for all periods presented have been adjusted to reflect the 1-for-5 reverse stock split.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014. The accounting policies are described in the “Notes to Financial Statements” in the 2013 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Certain reclassifications have been made to prior period reported amounts to conform to current year presentation.

Credit card fees of $50,115 were reclassified from cost of services to general and administrative expenses for the three months ended March 31, 2013.

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

In 2011 the Company paid $100,000 to a third party for a software license which has been categorized as software within property and equipment. The license is depreciated over its expected useful life on the straight-line method over five (5) years. The license was placed into service in August 2012.

Property and equipment is as follows:

	March 31,	December 31,
	2014	2013
Property and equipment, net:
Leasehold improvements	$16,245	$16,245
Furniture and fixtures	13,619	13,619
Computer equipment and software	427,286	427,286
Construction in progress	15,453	15,453
Total	472,603	472,603
Less: Accumulated depreciation	(175,371)	(145,261)
	$297,232	$327,342

Estimated useful lives are as follows:

Computing equipment	3 years
Software	3 - 5 years

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

Deferred Revenue

The Company’s customers pay for services in advance on a periodic basis (such as monthly, quarterly, annually, or bi-annually). Deferred revenue consists of payments received in advance of the Company’s providing the services. Deferred revenues are amortized on a straight-line basis in connection with the contractual period. Deferred revenues are computed on an estimated basis.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents. At March 31, 2014 and December 31, 2013, the Company had cash balances at financial institutions that exceed federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the periods ended March 31, 2014, and 2013, there were no customers that accounted for more than 10% of total revenue.

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

We are not a party to any litigation of a material nature. In October 2013, we received a notification from RPost Holdings, Inc. whereby RPost Holdings, Inc. claims that we are infringing on their patent rights with certain of our products and services. Although we remain in the investigative stages of the merit to this claim, we believe that our Company and other companies were practicing the technology that RPost claims its patents cover before the first priority date of RPost’s patents. On that basis, we believe that the patents cannot cover our technology and remain valid. To our knowledge, we have not been named in any proceeding with respect to this matter.

Operating Leases and Service Contracts

The Company rents its facilities on a month-to-month or quarter-to-quarter basis. Most of its service contracts are also on a month-to-month basis. However, the Company entered into several non-cancelable service contracts in, 2013.  Future minimum payments under non-cancelable service contracts are as follows as of March 31:

2014	4,248
2015	—
2016	—
2017	—
2018	—
Thereafter	—
$4,248

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

In exchange for serving on the Board of Directors as an independent director, Mr. Buckel shall receive an annual stipend equal to $10,000, payable in quarterly increments of $2,500 per quarter, payable in cash or in shares of Company stock, as shall be determined by the Board of Directors, payable at the end of each full quarter served. Additionally, Mr. Buckel shall be issued an option to purchase up to 16,000 shares of the Company’s common stock at an exercise price of $7.50 per share, to be issued from the Company’s 2010 Employee Stock Plan. The options shall vest over a period of four years as follows: 1,000 options shall vest quarterly over the four year period. All of the options expire on January 12, 2024, subject to earlier expiration in certain circumstances. Mr. Strimling shall receive no additional compensation for serving on the Board of Directors.

Note 4:  Asset Purchase Agreement

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

Note 5:  Shareholders’ Equity

During 2012, the Company paid $386,563 of dividends in excess of retained earnings which created an accumulated deficit of $386,563 as of December 31, 2012 in the statement of Stockholders’ equity. According to SAB Topic 3.C. Question 1, for SEC registrants, if an accumulated deficit exists, the charge for dividends paid should be to additional paid in capital. In order to correct the error, the Company reclassified $386,563 of dividends from accumulated deficit to additional paid in capital for the three month period ended March 31, 2014. Management has concluded that the error pertaining to the presentation of dividends would not require an adjustment retrospectively to the financial statements of the form 10 – K for the years ended December 31, 2013 and 2012. The correction of the error has no impact on the historical net income, total equity, total assets and total liabilities.  The misstatement was not intentional by management and did not conceal any unlawful transactions. It was only a reclassification within the statement of stockholders’ equity.

For the three months ending March 31, 2014 and 2013, the Company paid quarterly dividends of $601,766 and $266,002, respectively.

On December 26, 2013, the Company filed with the Securities Exchange Commission a Form S-1 registration statement. Pursuant to the Form S-1, the Company registered and sold 1,840,000 shares of common stock, $0.001 par value, in exchange for $11,500,000 in gross proceeds. The S-1 became effective on January 30, 2014.

In connection with the S-1, the Company issued 80,000 warrants to purchase common stock at an exercise price of $7.81 per share with a term of 5 years in exchange for professional services. The warrants are exercisable after January 30, 2015.  As these warrants were issued in connection with an equity transaction, there was no expense recognized.

In February 2014, 47,567 stock options were exercised at a price of $1.25 per share with total proceeds to the Company of $59,460 cash.

In February 2014, the Company issued a total of 750 shares of the Company’s common stock to the directors.

Note 6: Net Income Per Share

Computation of net income per share is as follows:

	Three Months Ended March 31,
	2014	2013

Net income attributable to SMTP.com	$223,372	$225,570

Basic weighted average common shares outstanding	4,239,363	2,958,113
Add incremental shares for:
Warrants	32,778	17,292
Stock options	30,302	218,667
Diluted weighted average common shares outstanding	4,302,443	3,194,072

Net income per share:
Basic	$0.05	$0.08
Diluted	$0.05	$0.07

Note 7:  Stock-Based Compensation

From time to time, the Company grants stock option awards to officers and employees under the 2010 Stock Incentive Plan ("the Plan") which, as amended, provides us with the ability to issue options on up to 1,000,000 common shares. At March 31, 2014, the Company had 566,590 outstanding options issued under the plan.

Such awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2014	2013

Volatility	73%	—
Risk-free interest rate	1.93%	—
Expected term	6.25	—

The volatility used was based on historical volatility of similar sized companies due to lack of historical data of the Company’s stock price. The risk free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award. The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110.

Stock option awards are expensed on a straight-line basis over the requisite service period.  The Company recognized expense of $151,052 and $36,029, for the three months ended March 31, 2014 and March 31, 2013, respectively. At March 31, 2014, future stock compensation expense (net of estimated forfeitures) not yet recognized was $900,645 and will be recognized over a weighted average remaining vesting period of 3.16 years.  The following summarizes stock option activity for the three months ended March 31, 2014:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
	Number of	Exercise	Fair	Contractual
	Shares	Price	Value	Life
Outstanding at December 31, 2013	627,307	$4.83	$2.92
Granted at market price	76,000	7.50
Exercised	(45,567)	0.47
Forfeited	(89,150)	6.79
Outstanding at March 31, 2014	556,590	5.17	3.13	8.9
Exercisable	135,215	$5.37	$3.06	8.2

The outstanding shares at December 31, 2013 were adjusted to reflect options that were issued but not included in the prior periods tables.  This does not impact stock compensation expense.

The following table summarizes information about the Company’s stock options at March 31, 2014:

	Exercisable		Unexercisable		Total

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
Range of Exercise Prices	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price

$1.25 per share	20,450	$1.25	11,150	1.25	31,600	$1.25
$4.95 per share	46,375	4.95	88,625	4.95	135,000	$4.95
$5.00 per share	24,490	5.00	274,200	5.00	298,690	$5.00
$5.15 per share	—	$5.15	25,000	5.15	25,000	$5.15
$7.50 per share	2,500	$7.50	16,000	7.50	18,500	$7.50
$7.95 per share	41,400	$7.95	16,400	7.95	57,800	$7.95

The intrinsic value of the Company’s stock options outstanding was $1,792,520 at March 31, 2014.

Note 8: Income Taxes

During the quarter ended March 31, 2014, the Company recorded an income tax provision of $168,765, which was comprised of a current provision of $245,024 and a deferred benefit of $76,259.

Note 9: Warrants

On January 30, 2014, in connection with a consulting agreement, the Company issued 80,000 warrants to purchase common stock at an exercise price of $7.81 per share with a term of 5 years. For the three months ended March 31, 2014, the Company recognized an expense of $0, associated with these awards. The fair value of the warrants was determined using the Black-Scholes option valuation model. The warrants expire on January 30, 2020 and have a remaining contractual life of 5.83 years as of March 31, 2014. These warrants are not exercisable prior to January 30, 2015.

The following table summarizes information about the Company’s warrants at March 31, 2014:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Intrinsic
	of Units	Exercise Price	Term	Value

Outstanding at December 31, 2013	120,973	$4.92

Granted	80,000	7.81

Outstanding at March 31, 2014	200,973	$6.07	4.3	43,356

Exercisable at March 31, 2014	120,973	$6.07	2.0	165,156

The warrants were valued using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended March 31,
	2014	2013

Volatility	72%	66%-67%
Risk-free interest rate	0.54%	.31% -.37%
Expected term	2.5 years	2.5 years

Note 10:  Subsequent Events

On April 28, 2014, the Company’s Board of Directors approved an increase of the shares of common stock under the Company’s 2010 Employee Stock Plan to 1,350,000 shares.

On May 5, 2014, the Company’s Board of Directors approved a quarterly dividend of $0.12 per share to be paid out on May 30, 2014 to its shareholders of record as of May 20, 2014.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on March 31, 2014.

Overview

SMTP, Inc. (the “Company”) provides Internet-based services to facilitate email delivery. Our services provide customers with the ability to increase the deliverability of email with less time, cost and complexity than handling it themselves. We believe our growth since inception has been driven by the compelling value proposition for our services. We currently operate in 130 countries worldwide, with approximately half of our revenues coming from the United States and half of our revenues being derived overseas. Our Company employs a subscription-based revenue model. Our customers pay us a monthly fee for a specific quota of emails, which we will relay on their behalf. We also earn revenues from additional usage charges that may come into effect when a customer exceeds its quota, as well as fees earned for related products and services. Additional products and services that we offer include a hosted email campaign management product and PreviewMyEmail, which allows customers to see how their emails will be delivered on a variety of desktop and mobile client devices. Unless the context otherwise requires, all references to “SMTP,” “our Company,” “we,” “our” or “us” and other similar terms means SMTP, Inc., a Delaware corporation.

Results of Operations

Net Revenues	2014	2013	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$1,490,054	$1,369,438	$120,616	8.8%

Revenues increased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, due to increased sales of our email service products to consumers.  Revenue growth is attributable primarily to an increase in the number of higher volume accounts, providing for a higher price per customer.

Cost of Service	2014	2013	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$288,370	$274,558	$13,812	5.0%

Cost of services increased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to increased revenues.  As a percentage of revenues, cost of services decreased to 19% from 20% of net revenues for the three months ended March 31, 2014 and 2013, respectively, due to operational leverage gained from our increase in revenues.

Sales and Marketing	2014	2013	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$148,672	$202,767	$(54,095)	(26.7)%

Sales and marketing expenses decreased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.  The decrease primarily relates to a decrease in marketing subcontractor expenses due to bringing marketing in-house.

General and Administrative	2014	2013	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$583,764	$466,293	$117,471	25.2%

General and administrative expenses increased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 based on the following:

•

An increase in stock compensation expense of approximately $115,000 related to additional stock options issued;

•

An increase in depreciation and amortization of approximately $13,000;

•

An increase in other general and administrative expense of approximately $32,000;

•

An increase in payroll and benefits of approximately $92,000 related to recent executive hires;

•

A decrease in professional fees of approximately $132,000; primarily related to a reduction in consulting expenses.

•

A decrease in board of director fees of $2,500.

Research and Development	2014	2013	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$77,111	$52,532	$24,579	46.8%

Research and development expenses increased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due to hiring a VP of Innovation in order to focus on expanding our service offerings and improving the functionality of our products.

Income Tax Benefit (Expense)	2014	2013	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$(168,765)	$(147,718)	$(21,047)	14.2%

Changes in our income tax expense related primarily to a increase in pretax income during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Net Income	2014	2013	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$223,372	$225,570	$(2,198)	(1.0)%

Net income decreased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, due to revenue growth partially offset by increases in cost of services and operating expenses related to the growth in our business, each of which is described above.

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

Analysis of Cash Flows

Net cash provided by operating activities decreased by $321,895 or 76%, to $100,853 for the three months ended March 31, 2014, compared to $422,748 for the three months ended March 31, 2013.  The decrease in cash provided by operating activities was attributable primarily to a reduction in net income, partially offset by changes in net working capital and other adjustments. The change in working capital was offset by a decrease in net income of approximately $2,198.

Net cash used in investing activities was $0 and $241,948 during the three months ended March 31, 2014, and 2013, respectively, consisting of investments in computers, servers, other equipment and licensed software related to an asset purchase agreement.

Net cash provided by (used in) financing activities was $9,978,554 and $(262,378) during the three months ended March 31, 2014 and 2013, respectively.  During the three months ended March 31, 2014, we distributed $601,766 in cash to our shareholders in the form of a regular quarterly dividend which was offset by proceeds of $10,507,427 received from the issuance of common stock and excess tax benefits from share-based payment arrangements of $72,893. During the three months ended March 31, 2013 we distributed $266,002, in cash to our shareholders in the form of a regular quarterly dividend which was offset by proceeds of $3,624 received from the issuance of our common stock.

We had net working capital of $11,845,810 and $1,467,903 as of March 31, 2014 and December 31, 2013, respectively.  Our increase in net working capital as of March 31, 2014 was primarily attributable to proceeds of $10,507,427 received from the issuance of our common stock in the first quarter of 2014 offset by a distribution of $601,766 in cash to our shareholders in the form of regular quarterly dividends.

Contractual Obligations

We rent our facilities on a month-to-month or quarter-to-quarter basis. Most of our service contracts are also on a month-to-month basis. However, we entered into several non-cancelable service contracts during 2013.  Future minimum payments under non-cancelable service contracts are as follows as of March 31:

2014	4,248
2015	—
2016	—
2017	—
2018	—
Thereafter	—
$4,248

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

We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree. Our Annual Report on Form 10-K for the year ended December 31, 2013 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2013.  See our Note 1 in our unaudited financial statements for the three months ended March 31, 2014 as set forth herein.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at March 31, 2014.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of March 31, 2014 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting. We disclosed in our Annual Report on Form 10-K that management had concluded that our internal control over financial reporting was not effective as of December 31, 2013 due to gaps in segregation of duties and documentation of management’s assessment of internal controls. During the quarter ended March 31, 2014, management implemented and improved certain secondary reviews to address the issues related to gaps in segregation of duties. However, as of the quarter ended March 31, 2014, our documentation of management’s assessment of internal controls is not yet effective. We are working to improve such documentation in order to render our internal controls effective.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

Not applicable.

Item 1A.

Risk Factors.

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Securities issued for services

Date	Security/Value

February 2014	Common stock – 750 shares of common stock. The common stock was valued at $5,000.

February 2014	Warrant - right to buy 80,000 shares of common stock at $7.8125 per share for professional services.

Securities issued for cash

Date	Security/Value

February 2014	Common stock – 47,567 shares of common stock at $1.25 per share for aggregate proceeds of $59,460 pursuant to option exercises.

Securities issued pursuant to our Employee Stock Plan

Date	Security/Value

January 2014	Stock options – right to buy 76,000 shares of common stock at $7.50 per share.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. We relied on Section 4(2) of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

Item 3.

Defaults Upon Senior Securities.

Not Applicable.

Item 4.

Mine Safety Disclosures.

Not Applicable.

Item 5.

Other Information.

.

Not Applicable.

Item 6.

Exhibits.

INDEX TO EXHIBITS

SEC Reference Number	Title of Document	Location

1.1	Form of Underwriting Agreement	*
14.1	Code of Ethics and Business Standards	**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101	XBRL	Furnished herewith

———————

*

Incorporated by reference to our Registration Statement on Form S-1 filed on January 23, 2014.

**

Incorporated by reference to our Form 8-K filed on January 14, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMTP, INC.

By:	/s/Jonathan M. Strimling
Jonathan M. Strimling
Chief Executive Officer (Principal Executive Officer) Date: May 14, 2014

SMTP, INC.

By:	/s/ Alena Chuprakova
Alena Chuprakova Controller
(Principal Financial Officer) Date: May 14, 2014