Form 10-Q
period 2014-06-30
SMTP, Inc.
filed 2014-08-14
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2014
Or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,019,957 shares of common stock as of August 8, 2014.

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

Item 1.

Financial Statements.

SMTP, INC.

BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets

Cash and cash equivalents	$11,453,404	$1,731,243
Accounts receivable	19,489	25,024
Deferred income taxes	237,226	183,435
Income taxes receivable	219,907	—
Other current assets	110,169	116,522
Total current assets	12,040,195	2,056,224
Property and equipment, net of accumulated depreciation of $205,395 and $145,261	269,324	327,342
Deferred income taxes	70,432	50,099
Deposits	29,995	29,995
Total assets	$12,409,946	$2,463,660

Liabilities and Shareholders' Equity

Deferred revenue	$373,065	$334,328
Income taxes payable	—	144,280
Allowance for refunds and chargebacks	2,067	2,965
Accrued expenses and other current liabilities	119,935	106,748
Total current liabilities	495,067	588,321

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,017,433 and 3,127,598 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	5,017	3,126
Additional paid in capital	11,909,862	2,241,749
Accumulated deficit	—	(369,536)
Total shareholders' equity	11,914,879	1,875,339

Total liabilities and shareholders' equity	$12,409,946	$2,463,660

See accompanying notes to the financial statements

SMTP, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net revenue	$1,480,770	$1,395,147	$2,970,824	$2,764,585
Cost of services	351,153	253,196	678,383	527,754
Gross profit	1,129,617	1,141,951	2,292,441	2,236,831
Operating expenses:
Sales and marketing	228,013	179,594	396,313	382,360
General and administrative	563,786	334,404	1,047,601	800,698
Research and development	101,387	52,438	220,008	104,970

Total operating expenses	893,186	566,436	1,663,922	1,288,028

Operating income:	236,431	575,515	628,519	948,803
Other income:
Interest income	144	—	153	—

Total other income	144	—	153	—

Income before income taxes	236,575	575,515	628,672	948,803
Provision for income tax	85,367	190,079	254,132	337,797

Net income	$151,208	$385,436	$374,540	$611,006

Net income per share:
Basic	$0.03	$0.13	$0.08	$0.21
Diluted	$0.03	$0.13	$0.08	$0.20

Weighted average common shares outstanding:
Basic	5,016,461	2,973,928	4,630,059	2,966,064
Diluted	5,063,993	3,056,061	4,688,726	3,068,899

See accompanying notes to the financial statements

SMTP, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$374,540	$611,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,134	36,277
Excess tax benefits from share-based payment arrangements	(84,264)	(20,825)
Non-cash stock compensation	287,431	281,242
Allowance for refunds and chargebacks	(898)	3,378
Deferred income taxes	(74,124)	(35,805)
Changes in assets and liabilities:
Accounts receivable	5,535	(25,256)
Other assets	6,353	26,278
Net change income taxes payable	(279,923)	28,045
Accrued expenses and other current liabilities	13,187	12,379
Deferred revenue	38,737	(30,641)
Net cash provided by operating activities	346,708	886,078

Cash flows from investing activities
Purchases of property and equipment	(2,116)	(241,948)
Net cash used in investing activities	(2,116)	(241,948)

Cash flows provided by (used in) financing activities:
Dividends to shareholders	(1,203,533)	(533,383)
Proceeds from issuance of common stock	10,507,801	23,624
Excess tax benefits from share-based payment arrangements	73,301	20,825
Net cash provided by (used in) financing activities	9,377,569	(488,934)

Change in cash and cash equivalents	9,722,161	155,196

Cash and cash equivalents, beginning of period	1,731,243	784,001

Cash and cash equivalents, end of period	$11,453,404	$939,197

Supplemental cash flow disclosures:
Cash paid for income taxes	$618,500	$385,000

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

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014. The accounting policies are described in the “Notes to Financial Statements” in the 2013 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Certain reclassifications have been made to prior period reported amounts to conform to current year presentation.

Credit card fees of $50,323 and $100,439 were reclassified from cost of services to general and administrative expenses for the three and six months ended June 30, 2013.

Until August 15, 2013 the Company was being managed by an Executive Committee of Maxim Ilin, Ruslan Bondarev, and Alena Chuprakova, after which Jonathan Strimling assumed the role of Chief Executive Officer. Following the arrival of Mr. Strimling, Mr. Ilin’s role became more focused in the area of customer service as VP of Customer Service and Mr. Bondarev’s role became more focused on technology development as CTO. Additionally, some other new employees in sales and marketing (along with their stock option compensation) were recorded as general and administrative expenses instead of in their respective departments. Accordingly, for the three and six months ended June 30, 2014, the financials are herein restated to more appropriately classify certain salary and option expenses in their respective departments.

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

In 2011 the Company paid $100,000 to a third party for a software license which has been categorized as software within property and equipment. The license is amortized over its expected useful life on the straight-line method over five (5) years. The license was placed into service in August 2012.

Property and equipment is as follows:

	June 30,	December 31,
	2014	2013
Property and equipment, net:
Leasehold improvements	$16,245	$16,245
Furniture and fixtures	13,619	13,619
Computer equipment and software	429,402	427,286
Construction in progress	15,453	15,453
Total	474,719	472,603
Less: Accumulated depreciation	(205,395)	(145,261)
	$269,324	$327,342

Estimated useful lives are as follows:

Leasehold improvements	3 - 5 years
Furniture and fixtures	3 - 5 years
Computing equipment	3 years
Software	3 - 5 years

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents. At June 30, 2014 and December 31, 2013, the Company had cash balances at financial institutions that exceed federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the periods ended June 30, 2014, and 2013, there were no customers that accounted for more than 10% of total revenue.

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

Recently Issued Accounting Standards

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The objective of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the first quarter of 2017. An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or recognizing the cumulative effect of adoption at the date of initial application. The Company is in the process of evaluating the new standard and does not know the effect, if any, ASU 2014-09 will have on the Financial Statements or which adoption method will be used.

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

Operating Leases and Service Contracts

The Company rents its facilities on a month-to-month or quarter-to-quarter basis. Most of its service contracts are also on a month-to-month basis. However, the Company entered into several non-cancelable service contracts in, 2013.  Future minimum payments under non-cancelable service contracts are as follows as of June 30:

2014	$939
2015	—
2016	—
2017	—
2018	—
Thereafter	—
$939

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

On March 17, 2014, the Company initiated a restructuring of certain senior positions. The part-time CFO role and part-time Vice President of Innovation Roles were eliminated, with an intent to replace both part-time roles with full-time personnel. The company has hired a Director of Engineering and is moving to hire a full-time Chief Financial Officer.  On March 17, 2014, Lewis Moorehead resigned his position as the Company’s Chief Financial Officer and is no longer an employee of our Company. Upon the resignation of Mr. Moorehead as the Company’s Chief Financial Officer, the Company’s Board of Directors appointed Alena Chuprakova, the Company’s Treasurer and Controller, to serve as the Company’s interim principal financial officer. On March 18, 2014 Paul Parisi resigned his position as Vice President of Innovation and is no longer an employee of our Company.

On May 13, 2014, the Company retained Todd Donahue as a consultant to provide financial oversight of its intended acquisition-related activities. On May 13, 2014, the Company retained Minuteman Advisory Services to provide services related to its Corporate Development efforts. On August 12, 2014 the Company reached an agreement with Ed Lawton to serve as Chief Financial Officer, and Mr. Lawton is expected to start work on September 3, 2014.

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

In exchange for serving on the Board of Directors as an independent director, Mr. Buckel  receives an annual stipend equal to $10,000, payable in quarterly increments of $2,500 per quarter, payable in cash or in shares of Company stock, as shall be determined by the Board of Directors, payable at the end of each full quarter served. Additionally, Mr. Buckel was issued an option to purchase up to 16,000 shares of the Company’s common stock at an exercise price of $7.50 per share, which was issued from the Company’s 2010 Employee Stock Plan. The options vest over a period of four years as follows: 1,000 options vest quarterly over the four year period. All of the options expire on January 12, 2024, subject to earlier expiration in certain circumstances. Mr. Strimling receives compensation as the Company’s Chief Executive Officer under his existing employment agreement but receives no additional compensation for serving on the Board of Directors.

Note 4:  Shareholders’ Equity

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

For the three and six months ending June 30, 2014, the Company paid quarterly dividends of $601,766 and $1,203,533, respectively. For the three and six months ending June 30, 2013, the Company paid quarterly dividends of $267,381 and $533,383, respectively.

On December 26, 2013, the Company filed with the Securities Exchange Commission a Form S-1 registration statement. The S-1 became effective on January 30, 2014. Pursuant to the Form S-1, in February, 2014, the Company registered and sold 1,840,000 shares of common stock, $0.001 par value, in exchange for $11,500,000 in gross proceeds.

In February 2014, 47,567 stock options were exercised at a price of $1.25 per share with total proceeds to the Company of $59,460 cash.

In February 2014, the Company issued a total of 750 shares of the Company’s common stock to the directors. General and administrative expense of $5,000 was recorded based on the fair value of the shares for services provided.

In May 2014, 300 stock options were exercised at a price of $1.25 per share with total proceeds to the Company of $375 cash.

In May 2014, the Company issued a total of 1,212 shares of the Company’s common stock to the directors. General and administrative expense of $7,500 was recorded based on the fair value of shares for services provided.

Note 5: Net Income Per Share

Computation of net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income attributable to SMTP.com	$151,208	$385,436	$374,540	$611,006

Basic weighted average common shares outstanding	5,016,461	2,973,928	4,630,059	2,966,064
Add incremental shares for:
Warrants	23,625	5,248	28,319	12,768
Stock options	23,907	76,885	30,348	90,067
Diluted weighted average common shares outstanding	5,063,993	3,056,061	4,688,726	3,068,899

Net income per share:
Basic	$0.03	$0.13	$0.08	$0.21
Diluted	$0.03	$0.13	$0.08	$0.20

Note 6:  Stock-Based Compensation

From time to time, the Company grants stock option awards to officers and employees under the 2010 Stock Incentive Plan ("the Plan") which, as amended, provides us with the ability to issue options on up to 1,000,000 common shares.  On April 28, 2014, the Company’s Board of Directors approved an increase of the shares of common stock under the Company’s 2010 Employee Stock Plan to 1,350,000 shares.  At June 30, 2014, the Company had 616,690 outstanding options issued under the plan.

Such awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30,
	2014	2013

Volatility	73%	—
Risk-free interest rate	1.93%	—
Expected term	6.25	—

The volatility used was based on historical volatility of similar sized companies, in a similar industry, due to lack of historical data of the Company’s stock price. The risk free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award. The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110.

Stock option awards are expensed on a straight-line basis over the requisite service period. During the three and six months ended June 30, 2014, the Company recognized expense of $123,879 and $274,931, respectively, associated with stock option awards. During the three and six months ended June 30, 2013, the Company recognized expense of $24,115 and $60,144, respectively, associated with stock option awards. At June 30, 2014, future stock compensation expense (net of estimated forfeitures) not yet recognized was $974,629 and will be recognized over a weighted average remaining vesting period of 3.07 years.  The following summarizes stock option activity for the six months ended June 30, 2014:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
	Number of	Exercise	Fair	Contractual
	Shares	Price	Value	Life
Outstanding at December 31, 2013	627,307	$4.83	$2.92
Granted at market price	129,400	6.94
Exercised	(47,867)	$0.47
Forfeited	(92,150)	$6.80
Outstanding at June 30, 2014	616,690	5.25	3.21	8.7
Exercisable	170,151	$5.26	$3.05	8.2

The outstanding shares at December 31, 2013 were adjusted to reflect options that were issued but not included in the prior periods tables.  This does not impact stock compensation expense.

The following table summarizes information about the Company’s stock options at June 30, 2014:

	Exercisable		Unexercisable		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Price	Outstanding	Price	Outstanding	Price

$1.25 per share	20,150	$1.25	11,150	$1.25	31,300	$1.25
$4.95 per share	46,375	$4.95	88,125	$4.95	134,500	$4.95
$5.00 per share	62,226	$5.00	236,464	$5.00	298,690	$5.00
$5.15 per share	—	$5.15	25,000	$5.15	25,000	$5.15
$6.04 per share	—	$6.04	15,000	$6.04	15,000	$6.04
$6.08 per share	—	$6.08	5,000	$6.08	5,000	$6.08
$6.10 per share	—	$6.10	18,400	$6.10	18,400	$6.10
$6.34 per share	—	$6.34	15,000	$6.34	15,000	$6.34
$7.50 per share	—	$7.50	16,000	$7.50	16,000	$7.50
$7.95 per share	41,400	$7.95	16,400	$7.95	57,800	$7.95

The intrinsic value of the Company’s stock options outstanding was $526,859 at June 30, 2014.

Note 7: Income Taxes

During the quarter ended June 30, 2014, the Company recorded an income tax provision of $85,367, which was comprised of a current provision of $142,748 and a deferred benefit of $57,381.

Note 8: Warrants

On January 30, 2014, in connection with an $11.5 million financing transaction, the Company issued 80,000 warrants to purchase common stock at an exercise price of $7.81 per share with a term of 5 years. For the three and six months ended June 30, 2014, the Company recognized a net expense of $0 and $184,415 was recorded against proceeds under additional paid in capital, associated with these awards. The fair value of the warrants was determined using the Black-Scholes option valuation model. The warrants expire on January 30, 2020 and have a remaining contractual life of 5.58 years as of June 30, 2014. These warrants are not exercisable prior to January 30, 2015.

The following table summarizes information about the Company’s warrants at June 30, 2014:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term	Intrinsic
	Units	Price	(in years)	Value

Outstanding at December 31, 2013	120,973	$4.92

Granted	80,000	7.81

Outstanding at June 30, 2014	200,973	$6.07	4.0	5,171

Exercisable at June 30, 2014	120,973	$6.07	1.8	142,171

The warrants were valued using the Black-Scholes pricing model with the following assumptions:

	Six Months Ended June 30,
	2014	2013

Volatility	72%	66%-67%
Risk-free interest rate	0.54%	.31% -.37%
Expected term	2.5 years	2.5 years

Note 9:  Subsequent Events

On August 4, 2014, the Company issued 2,514 shares to a consultant pursuant to a consulting agreement with a value of $12,792.50.

On August 7, 2014, the Company’s Board of Directors approved a quarterly dividend of $0.12 per share to be paid out on August 29, 2014 to its shareholders of record as of August 20, 2014.

On August 12, 2014, we entered into an asset purchase agreement (“Asset Purchase Agreement”) with SharpSpring, LLC (“SharpSpring”), a company providing marketing automation to customers on a subscription basis. The total purchase price for the assets to be acquired net of assumed liabilities will be $15.0 million providing that SharpSpring reaches its earn-out targets. The purchase price is payable as follows: $5.0 million in cash payable by the Company to SharpSpring at closing, subject to adjustment to the extent the net assets of SharpSpring on the closing date was less than the estimate, plus up to $6.0 million in cash and $4.0 million in common stock of the Company pursuant to the earn-out provisions of the Asset Purchase Agreement.

On August 14, 2014, we entered into an equity interest purchase agreement (“Equity Interest Purchase Agreement”) to purchase 100% of the equity interest owned in InterInbox SA, a Swiss corporation, ERNEPH 2012A (Pty) Ltd. dba ISMS, a South African limited company, ERNEPH 2012B (Pty) Ltd. dba GraphicMail South Africa, a South African limited company, and Quattro Hosting LLC, a Delaware limited liability company (collectively the “GraphicMail Group”). The Equity Interest Purchase Agreement was entered into among the Company and the owners of the GraphicMail Group. The purchase price the Company will pay for the GraphicMail Group is $2.6 million in cash, $2.6 million in stock of the Company, and up to $0.6 million in cash pursuant to the earn-out provisions of the Equity Interest Purchase Agreement. The price for the equity interest is subject to certain adjustments as contemplated in the Equity Interest Purchase Agreement. The GrapicMail Group operates collectively as the GraphicMail email marketing platform business that is distributed directly and indirectly through channel partners to its international client base of approximately 35,000 customers. The $2.6 million cash and $2.6 million stock payments, subject to the adjustments as contemplated in the Equity Interest Purchase Agreement, will be provided by the Company to the sellers of the GraphicMail Group upon the closing of the Equity Interest Purchase Agreement.

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

In August of 2013, the Company hired a new Chief Executive Officer, Jonathan Strimling, to accelerate the company’s growth. In January of 2014 the Company conducted a secondary public offering of $11.5M (gross) which allowed it to uplist to The NASDAQ Capital Market. In conjunction with that offering, the Company indicated its intent to make acquisitions to broaden its product offering and to accelerate its growth. During the first two quarters, the Company strengthened its team in the areas of Corporate Development, sales and marketing, in preparation for its intended strategic expansion.

Results of Operations

Net Revenues	2014	2013	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$1,480,770	$1,395,147	$85,623	6.1%
Six Months Ended June 30,	$2,970,824	$2,764,585	$206,239	7.5%

Revenues increased for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013, due to increased sales of our email service products to consumers.  Revenue growth is attributable primarily to an increase in the number of higher volume accounts, providing for a higher price per customer.

Cost of Service	2014	2013	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$351,153	$253,196	$97,957	38.7%
Six Months Ended June 30,	$678,383	$527,754	$150,269	28.5%

Cost of services increased for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 primarily due to increased revenues. As a percentage of revenues, cost of services were 24% and 18% of net revenues for the three months ended June 30, 2014 and 2013, respectively and 23% and 19% of net revenues for the six months ended June 30, 2014 and 2013, respectively. This increase is primarily due to increase in support and network operations personnel and increase in the cost of managed servers that are essential in providing quality customer support.

Sales and Marketing	2014	2013	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$228,013	$179,594	$48,419	27%
Six Months Ended June 30,	$396,313	$382,360	$13,953	3.6%

Sales and marketing expenses increased for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013.  The increase primarily relates to the increase in sales and marketing wages due to recent hires.

General and Administrative	2014	2013	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$563,786	$334,404	$229,382	68.6%
Six Months Ended June 30,	$1,047,601	$800,698	$246,903	30.8%

General and administrative expenses increased for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 based on the following:

•

An increase in stock compensation expense of approximately $58,000;

•

An increase in depreciation and amortization of approximately $11,000;

•

An increase in other general and administrative expense of approximately $28,000;

•

An increase in payroll and benefits of approximately $55,000 related to recent hires;

•

An increase in board of director fees of $2,500;

•

An increase in professional fees of approximately $75,000, of which approximately $43,000 is related to corporate development, and the remainder is due to SEC filing fees, payments to a third-party accounting firm in conjunction with our SEC filings, and recruiting services.

General and administrative expenses increased for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 based on the following:

•

An increase in stock compensation expense of approximately $126,000 related to additional stock options issued;

•

An increase in depreciation and amortization of approximately $24,000;

•

An increase in other general and administrative expense of approximately $16,000;

•

An increase in payroll and benefits of approximately $108,000 related to recent hires;

•

An increase in travel of approximately $30,000 connected with corporate development activities;

•

A decrease in professional fees of approximately $57,000; primarily related to expensing warrants issued to Bowen Advisors in 2013, partially offset by growing corporate development fees, SEC filing fees, payments to a third-party accounting firm in conjunction with our SEC filings, and recruiting services.

Research and Development	2014	2013	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$101,387	$52,438	$48,949	93.3%
Six Months Ended June 30,	$220,008	$104,970	$115,038	109.6%

Research and development expenses increased for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 due to hiring additional development personnel in order to focus on expanding our service offerings and improving the functionality of our products.

Income Tax Expense	2014	2013	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$85,367	$190,079	$(104,712)	(55.1)%
Six Months Ended June 30,	$254,132	$337,797	$(83,665)	(24.8)%

Changes in our income tax expense related primarily to changes in pretax income during the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013.

Net Income	2014	2013	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$151,208	$385,436	$(234,228)	(60.8)%
Six Months Ended June 30,	$374,540	$611,006	$(236,466)	(38.7)%

Net income decreased for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013, due to revenue growth partially offset by increases in cost of services and operating expenses related to corporate development, each of which is described above.

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

Analysis of Cash Flows

Net cash provided by operating activities decreased by $539,370 or 61%, to $346,708 for the six months ended June 30, 2014, compared to $886,078 for the six months ended June 30, 2013.  The decrease in cash provided by operating activities was attributable primarily to a reduction in net income, partially offset by changes in net working capital and other adjustments. The change in working capital was offset by a decrease in net income of approximately $236,466.

Net cash used in investing activities was $2,116 and $241,948 during the six months ended June 30, 2014, and 2013, respectively, consisting of investments in computers, servers, other equipment and licensed software related to an asset purchase agreement.

Net cash provided by (used in) financing activities was $9,377,569 and ($488,934) during the six months ended June 30, 2014 and 2013, respectively.  During the six months ended June 30, 2014, we distributed $1,203,533 in cash to our shareholders in the form of a regular quarterly dividend which was offset by excess tax benefits from share-based payment arrangements of $73,301 and proceeds of $10,507,801 received from the issuance of common stock, which is being used for working capital and general corporate purposes and possibly acquisitions of other companies, products or technologies. During the six months ended June 30, 2013 we distributed $533,383 in cash to our shareholders in the form of a regular quarterly dividend which was offset by proceeds of $23,624 received from the issuance of our common stock and excess tax benefits of share-based payment arrangements of $20,825.

We had net working capital of $11,545,128 and $1,467,903 as of June 30, 2014 and December 31, 2013, respectively.  Our increase in net working capital as of June 30, 2014 was primarily attributable to proceeds of $10,507,801 received from the issuance of our common stock in the first six months of 2014 offset by a distribution of $1,203,533 in cash to our shareholders in the form of regular quarterly dividends.

Contractual Obligations

We rent our facilities on a month-to-month or quarter-to-quarter basis. Most of our service contracts are also on a month-to-month basis. However, we entered into several non-cancelable service contracts during 2013.  Future minimum payments under non-cancelable service contracts are as follows as of June 30:

2014	$939
2015	—
2016	—
2017	—
2018	—
Thereafter	—
$939

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

We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree. Our Annual Report on Form 10-K for the year ended December 31, 2013 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2013.  See our Note 1 in our unaudited financial statements for the three and six months ended June 30, 2014 as set forth herein.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at June 30, 2014.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2014. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2014 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting. We disclosed in our Annual Report on Form 10-K that management had concluded that our internal control over financial reporting was not effective as of December 31, 2013 due to gaps in segregation of duties and documentation of management’s assessment of internal controls. During the quarter ended June 30, 2014, management implemented and improved certain secondary reviews to address the issues related to gaps in segregation of duties. However, as of the quarter ended June 30, 2014, our documentation of management’s assessment of internal controls is not yet effective. We are working to improve such documentation in order to render our internal controls effective.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

Not applicable.

Item 1A.

Risk Factors.

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Securities issued for services

Date	Security/Value

May 2014	Common stock – 1,212 shares of common stock. The common stock was valued at $7,500.

Securities issued for cash

Date	Security/Value

May 2014	Common stock – 300 shares of common stock at $1.25 per share for aggregate proceeds of $375 pursuant to option exercises.

Securities issued pursuant to our Employee Stock Plan

Date	Security/Value

May 2014	Stock options – right to buy 18,400 shares of common stock at $6.10 per share and 5,000 shares at $6.08 per share.

June 2014	Stock options – right to buy 15,000 shares of common stock at $6.04 per share.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. We relied on Section 4(a)(2) of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

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
Chief Executive Officer (Principal Executive Officer) Date: August 14, 2014

SMTP, INC.

By:	/s/ Alena Chuprakova
Alena Chuprakova Controller
(Principal Financial Officer) Date: August 14, 2014