Form 10-Q
period 2014-09-30
SMTP, Inc.
filed 2014-11-14
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2014
Or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,447,543 shares of common stock as of November 7, 2014.

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

Item 1.

Financial Statements.

SMTP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets

Cash and cash equivalents	$5,875,325	$1,731,243
Accounts receivable	74,561	25,024
Deferred income taxes	340,681	183,435
Income taxes receivable	453,446	—
Other current assets	174,319	116,522
Total current assets	6,918,332	2,056,224
Property and equipment, net of accumulated depreciation of $220,945 and $145,261	282,455	327,342
Goodwill	8,407,227	—
Other intangible assets, net of accumulated amortization of $34,667 and $9,000	3,544,333	—
Deferred income taxes	60,598	50,099
Deposits	38,645	29,995
Total assets	$19,251,590	$2,463,660

Liabilities and Shareholders' Equity

Current liabilities:
Deferred revenue	$478,883	$334,328
Income taxes payable	—	144,280
Allowance for refunds and chargebacks	2,799	2,965
Accounts payable	262,434	79,574
Accrued expenses and other current liabilities	164,096	27,174
Total current liabilities	908,212	588,321

Earn out liability	6,963,000	—
Total liabilities	$7,871,212	$588,321

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,022,599 and 3,127,598 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	5,022	3,126
Additional paid in capital	11,375,356	2,241,749
Accumulated deficit	—	(369,536)
Total shareholders' equity	11,380,378	1,875,339

Total liabilities and shareholders' equity	$19,251,590	$2,463,660

See accompanying notes to the consolidated financial statements

SMTP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net revenue	$1,631,244	$1,468,962	$4,602,068	$4,233,547
Cost of services	340,649	255,095	1,019,032	782,849
Gross profit	1,290,595	1,213,867	3,583,036	3,450,698
Operating expenses:
Sales and marketing	380,172	295,005	776,485	677,365
Research and development	141,923	81,226	361,932	186,196
General and administrative	973,016	358,788	2,020,617	1,159,254
Amortization expense	25,667	—	25,667	232

Total operating expenses	1,520,778	735,019	3,184,701	2,023,047

Operating income (loss):	(230,183)	478,848	398,335	1,427,651
Other income (expense):
Interest income	367	—	521	—
Loss on disposal of fixed assets	(10,172)	—	(10,172)	—
Total other income (expense)	(9,805)	—	(9,651)	—

Income (loss) before income taxes	(239,988)	478,848	388,684	1,427,651
Provision (benefit) for income tax	(142,160)	159,261	111,972	497,058

Net income (loss)	$(97,828)	$319,587	$276,712	$930,593

Net income per share:
Basic	$(0.02)	$0.11	$0.06	$0.31
Diluted	$(0.02)	$0.10	$0.06	$0.30

Weighted average common shares outstanding:
Basic	5,020,005	3,026,032	4,761,469	2,986,273
Diluted	5,020,005	3,139,992	4,814,774	3,130,291

See accompanying notes to the consolidated financial statements

SMTP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$276,712	$930,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,236	56,207
Excess tax benefits from share-based payment arrangements	(84,264)	(20,825)
Non-cash stock compensation	453,320	490,258
Allowance for refunds and chargebacks	(166)	(6,404)
Deferred income taxes	(167,745)	(31,758)
(Gain)/loss on disposal of property and equipment	10,172	—
Changes in operating assets and liabilities:
Accounts receivable	(34,912)	(8,946)
Other assets	(30,337)	(28,517)
Net change income taxes payable	(513,462)	23,259
Accounts Payable	182,860	(26,090)
Accrued expenses and other current liabilities	42,522	(19,692)
Deferred revenue	89,114	(30,671)
Net cash provided by operating activities	341,050	1,327,414

Cash flows from investing activities
Acquisition of business, net of cash acquired	(4,926,317)	—
Purchases of property and equipment	(50,788)	(262,740)
Proceeds from the sale of property and equipment	5,130	—
Net cash used in investing activities	(4,971,975)	(262,740)

Cash flows provided by (used in) financing activities:
Dividends to shareholders	(1,806,095)	(880,770)
Proceeds from issuance of common stock	10,507,801	277,949
Excess tax benefits from share-based payment arrangements	73,301	20,825
Net cash provided by (used in) financing activities	8,775,007	(581,996)

Change in cash and cash equivalents	4,144,082	482,678

Cash and cash equivalents, beginning of period	1,731,243	784,001

Cash and cash equivalents, end of period	$5,875,325	$1,266,679

Supplemental cash flow disclosures:
Cash paid for income taxes	$803,500	$545,000

See accompanying notes to the consolidated financial statements

SMTP, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1:  Organization

Background

The Company was originally incorporated in Massachusetts on October 14, 1998 as EMUmail, Inc. and changed its name on April 1, 2010 to SMTP.com, Inc. The Company has historically focused on the execution of email delivery for marketing and enterprise application customers, but has broadened its product set through acquisitions to include marketing automation and email campaign management products. The Company’s services are marketed directly by the Company and through reseller partners.

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

On August 15, 2014, the Company acquired substantially all the assets and assumed the liabilities of SharpSpring LLC. See Note 3 for more discussion.  On October 17, 2014, the Company acquired substantially all the assets and assumed the liabilities of the GraphicMail, group companies.  See Note 11 for more discussion.

Note 2:  Summary of Significant Accounting Policies

Basis of Presentation

Our Consolidated Financial Statements include the accounts of SMTP, Inc. and our subsidiary (“SMTP”). Our Consolidated Financial Statements reflect the elimination of all significant inter-company accounts and transactions. On August 15, 2014, we completed the purchase of SharpSpring LLC. The financial results of the entity have been included in our Consolidated Financial Statements from the date of acquisition (Note 3).

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of consolidated financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014. The accounting policies are described in the “Notes to Financial Statements” in the 2013 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Certain reclassifications have been made to prior period reported amounts to conform to current year presentation.

Credit card fees of $56,297 and $156,736 were reclassified from cost of services to general and administrative expenses for the three and nine months ended September 30, 2013.

Additionally, the Company prospectively amended the cost categories for certain individuals for the three and nine months ended September 30, 2014 to better reflect the individuals respective departments and roles in the organization.

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

Intangibles

Finite-lived intangible assets include trade names, developed technologies and customer relationships and are amortized on a straight-line basis over their estimated useful lives, for periods ranging from 5 to 11 years. We continually evaluate the reasonableness of the useful lives of these assets. Finite-lived intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value determined by discounted future cash flows.

Goodwill and Impairment

As of September 30, 2014, we had recorded goodwill of $8,407,227. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the SharpSpring acquisition. (See Note 7). Under FASB ASC 350-10, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-10, and written down when impaired.

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

To assess the accounting for uncertainty in income taxes recognized in the financial statements, the Company applies a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. There are no uncertain tax positions taken by the Company on its tax returns. Tax years subsequent to 2010 remain open to examination by U.S. federal and state tax jurisdictions.

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

Property and equipment is as follows:

	September 30,	December 31,
	2014	2013
Property and equipment, net:
Leasehold improvements	$16,245	$16,245
Furniture and fixtures	70,706	13,619
Computer equipment and software	400,996	427,286
Construction in progress	15,453	15,453
Total	503,400	472,603
Less: Accumulated depreciation	(220,945)	(145,261)
	$282,455	$327,342

Estimated useful lives are as follows:

Leasehold improvements	3-5 years
Furniture and fixtures	3-5 years
Computing equipment	3 years
Software	3-5 years

Depreciation expense for the three and nine months ended September 30, 2014 was $31,435 and $91,570, respectively. Depreciation expense for the three and nine months ended September 30, 2013 was $19,931 and $55,975, respectively.

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

For the Company’s internet-based SMTP email delivery product, the services are offered over various contractual periods for a fixed fee that varies based on a maximum volume of transactions. Revenues are typically paid by clients via credit card, check or wire payments at the inception of the contractual period. Revenue is recognized on a straight-line basis over the contractual period.  If the customer’s transactions exceed contractual volume limitations, overages are charged and recorded in the periods in which the transaction overages occur.

For the Company’s internet-based marketing automation solution, the services are typically offered on a month-to-month basis with a fixed fee charged each month depending on the size of the engagement with the customer.  Monthly fees are recorded as revenue during the month they are earned.  Some customers are charged annually, for which revenues are deferred and recorded ratably over the subscription period.  Additionally, customers are charged an up-front prepayment that is credited back over the course of the first year, which is recorded as revenue ratably over the first year of service.

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents. At September 30, 2014 and December 31, 2013, the Company had cash balances at financial institutions that exceed federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the periods ended September 30, 2014, and 2013, there were no customers that accounted for more than 10% of total revenue.

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

Note 3:  Acquisition

On August 15, 2014, the Company acquired substantially all the assets and assumed the liabilities of SharpSpring LLC, a Delaware limited liability company for a cash payment of $5,000,000 plus potential earn out consideration of $10,000,000 that is contingent on the SharpSpring LLC product achieving certain levels of revenue in 2015. The earn out consideration, if met, will be paid 60% in cash and 40% in stock in following the audit of the 2015 financial statements. The acquired assets and liabilities were assigned to SMTP’s wholly owned subsidiary SharpSpring, Inc. (“SharpSpring”), SharpSpring is a cloud-based marketing automation platform that enables users to connect with customers and build relationships to drive revenue through marketing automation, call tracking and customer relationship management.

The following table presents the components of the initial purchase price consideration:

Cash consideration	$5,000,000
Earn out liability	6,963,000
Liabilities assumed	149,841
Total purchase price	$12,112,841

The initial allocation of the purchase price is based on management estimates and assumptions, and other information compiled by management, which utilized established valuation techniques appropriate for the industry; these techniques were the income approach, cost approach or market approach, depending upon which was the most appropriate based on the nature and reliability of the data available.  These amounts are provisional and subject to finalization in the next accounting period. The income approach is predicated upon the value of the future cash flows that an asset is expected to generate over its economic life.  The cost approach takes into account the cost to replace (or reproduce) the asset and the effects on the assets value of physical, functional and/or economic obsolescence that has occurred with respect to the asset.  The market approach is a technique used to estimate value from an analysis of actual transactions or offerings for economically comparable assets available as of the valuation date.

The following represents the initial allocation of the purchase price to the acquired net tangible and intangible assets acquired and liabilities assumed of SharpSpring.  These amounts are provisional and subject to finalization in future accounting periods.

Total purchase price	$12,112,841
Less:
Net tangible assets acquired	(135,614)
Intangible assets acquired:
Trade name	(120,000)
Developed technologies	(2,130,000)
Customer relationships	(1,320,000)
Total intangible assets	(3,570,000)
Goodwill	$8,407,227

Acquired intangible assets include trade names which are to be amortized over the useful life of five years, and technology and customer relationships which are to be amortized over the useful life of 11 years.

Goodwill of $8,407,227 was recorded. Goodwill will not be amortized but instead tested for impairment at least annually (more frequently if certain indicators are present). The $8,407,227 of goodwill as of September 30, 2014 is not expected to be deductible for tax purposes. Goodwill arose primarily as a result of the expected future growth of the SharpSpring product and the assembled workforce.

Pursuant to the Asset Purchase Agreement, the Company is liable for an earn out of up to $10,000,000, payable 60% in cash and 40% in stock, depending on SharpSpring achieving certain revenue levels in 2015. The Company utilized the income approach to estimate the fair value of the earn out. The Company analyzed scenarios and determined a probability weighting for each scenario. The Company calculated the earn out payments based on the respective revenues for each scenario and then weighted the resulting payment by the probabilities of achieving each scenario.  In order to calculate an appropriate risk-adjusted discount rate for the earn out, the Company calculated the weighted average cash-flows of the business based on the three scenarios and their respective weightings. The Company then calculated an implied internal rate of return (“IRR”) of 18.9%, which is the discount rate necessary in order to reconcile the weighed cash-flows of the three scenarios to the total purchase price including the earn out payment. The earn out payment was then discounted by the 18.9% IRR. Based on these methods and the Company’s assessment of meeting those revenue levels in 2015, an earn out liability of $6,963,000 was recorded as a liability during purchase accounting. The company will continue to refine the projection of SharpSpring revenue levels in 2015 compared to the earn out revenue levels and adjust the liability accordingly through the consolidated statement of operations.

The acquisition was accounted for as a business purchase pursuant to Accounting Standard Codification (“ASC”) Topic 805, Business Combinations.  Under this ASC, acquisition and integration costs are not included as components of consideration transferred, but are accounted for as expenses in the period in which the costs are incurred.

The initial purchase price allocation is subject to change as the Company finalizes its determination relating to the valuation of net assets acquired from SharpSpring. Accordingly, future adjustments may impact the initial amount of goodwill represented in the table above.

The following table summarizes selected unaudited pro forma consolidated statements of operations data for the nine months ended September 30, 2014 as if the acquisition had been completed at the beginning of the year.

Nine Months Ended
September 30, 2014

Net revenues	$4,910,008
Operating income (loss)	$354,308

This selected  unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisition had been completed on that date. Moreover, this information does not indicate what the Company's future operating results will be. This information includes actual data in 2014 for the period subsequent to the date of the acquisition. The consolidated statement of operations for the nine months ended September 30, 2014 include net revenue and net loss of $159,784 and $84,721, respectively, attributable to SharpSpring since the acquisition.

Note 4:  Commitments and Contingencies

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

Operating Leases and Service Contracts

The Company rents its facilities on a month-to-month or quarter-to-quarter basis. Most of its service contracts are also on a month-to-month basis. However, the Company entered into several non-cancelable service contracts in, 2013.  Future minimum payments under non-cancelable service contracts are as follows as of September 30:

2014	$23,194
2015	93,281
2016	44,331
2017	—
2018	—
Thereafter	—
$160,806

Note 5:  Shareholders’ Equity

During 2012, the Company paid $386,563 of dividends in excess of retained earnings which created an accumulated deficit of $386,563 as of December 31, 2012 in the statement of Stockholders’ equity. According to SAB Topic 3.C. Question 1, for SEC registrants, if an accumulated deficit exists, the charge for dividends paid should be to additional paid in capital. Therefore, the Company reclassified $386,563 of dividends from accumulated deficit to additional paid in capital for the three month period ended March 31, 2014. Management has concluded that the reclassification of dividends would not require a retrospective adjustment to the financial statements presented in the form 10 – K for the years ended December 31, 2013 and 2012. The reclassification has no impact on the historical net income, total equity, total assets and total liabilities.

For the three and nine months ending September 30, 2014, the Company paid quarterly dividends of $602,562 and $1,806,094, respectively. For the three and nine months ending September 30, 2013, the Company paid quarterly dividends of $347,388 and $880,770, respectively.

On December 26, 2013, the Company filed with the Securities Exchange Commission a Form S-1 registration statement. The S-1 became effective on January 30, 2014. Pursuant to the Form S-1, in February, 2014, the Company registered and sold 1,840,000 shares of common stock, $0.001 par value, in exchange for $11,500,000 in gross proceeds.

Note 6: Net Income Per Share

Computation of net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$(97,828)	$319,587	$276,712	$930,593

Basic weighted average common shares outstanding	5,020,005	3,026,032	4,761,469	2,986,273
Add incremental shares for:
Warrants	—	5,290	27,128	9,277
Stock options	—	108,670	26,177	134,741
Diluted weighted average common shares outstanding	5,020,005	3,139,992	4,814,774	3,130,291

Net income (loss) per share:
Basic	$(0.02)	$0.11	$0.06	$0.31
Diluted	$(0.02)	$0.10	$0.06	$0.30

There were no dilutive securities included in the computation of diluted earnings per share for the three months ended September 30, 2014 because their inclusion would be anti-dilutive.

Note 7: Goodwill and Other Intangible Assets

The following tables set forth the initial information for intangible assets subject to amortization and for intangible assets not subject to amortization.  These amounts are provisional and subject to finalization in future accounting periods.

	As of September 30, 2014
	Gross Carrying	Accumulated	Net Carrying	Weighted Average
	Amount	Amortization	Value	Remaining Life
Amortized intangible assets:
Trade names	$120,000	$1,000	$119,000	4.9
Technology	2,130,000	9,667	2,120,333	10.9
Customer relationships	1,320,000	15,000	1,305,000	10.9
Domain names	9,000	9,000	—	—
Unamortized intangible assets:	$3,579,000	$34,667	$3,544,333
Goodwill			8,407,227
Total intangible assets			$11,951,560

Estimated amortization expense for 2014 and subsequent years is as follows:

2014	$77,000
2015	285,000
2016	436,000
2017	446,000
2018	460,000
2019 and thereafter	1,866,000
$3,570,000

Amortization expense for the three and nine months ended September 30, 2014 was $25,677.  Amortization expense for the three and nine months ended September 30, 2013 was $0 and $232, respectively.

Note 8:  Stock-Based Compensation

From time to time, the Company grants stock option awards to officers and employees under the 2010 Stock Incentive Plan ("the Plan") which, as amended, provides us with the ability to issue options on up to 1,000,000 common shares.  On April 28, 2014, the Company’s Board of Directors approved an increase of the shares of common stock under the Company’s 2010 Employee Stock Plan to 1,350,000 shares.  At September 30, 2014, the Company had 740,640 outstanding options issued under the plan.

Such awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

Nine Months Ended September 30,
	2014	2013

Volatility	73% - 76%	66% - 68%
Risk-free interest rate	1.76% - 1.93%	1.74% - 2.01%
Expected term	6.25 years	6.25 -7.25 years

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

Stock option awards are expensed on a straight-line basis over the requisite service period. During the three and nine months ended September 30, 2014, the Company recognized expense of $133,613 and $408,544, respectively, associated with stock option awards. During the three and nine months ended September 30, 2013, the Company recognized expense of $71,237 and $131,381, respectively, associated with stock option awards. At September 30, 2014, future stock compensation expense (net of estimated forfeitures) not yet recognized was $1,256,891 and will be recognized over a weighted average remaining vesting period of 3.17 years.  The following summarizes stock option activity for the nine months ended September 30, 2014:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
	Number of	Exercise	Fair	Contractual
	Shares	Price	Value	Life
Outstanding at December 31, 2013	627,807	$4.83	$2.92
Granted at market price	260,400	6.65
Exercised	(47,867)	0.47
Forfeited	(99,700)	6.72
Outstanding at September 30, 2014	740,640	5.44	3.40	8.7
Exercisable	185,869	$5.11	$3.02	8.1

The outstanding shares at December 31, 2013 were adjusted to reflect options that were issued but not included in the prior periods tables.  This does not impact stock compensation expense.

The intrinsic value of the Company’s stock options outstanding was $711,408 at September 30, 2014.

The Company may also grant shares of stock to directors, consultants and employees from time to time, as payment for services rendered or for other employee matters. Such shares may have a vesting schedule or may be immediately vested. During the three and nine months ended September 30, 2014, the Company granted 5,171 and 7,133 shares of stock, respectively, that were immediately vested. During the three and nine months ended September 30, 2013, the Company granted 75,370 and 148,118 shares of stock, respectively,  that were immediately vested.

Note 9: Income Taxes

During the quarter ended September 30, 2014, the Company recorded an income tax benefit of $142,160, which was comprised of a current benefit of $47,553 and a deferred benefit of $94,607.

Note 10: Warrants

On January 30, 2014, in connection with an $11.5 million financing transaction, the Company issued 80,000 warrants to purchase common stock at an exercise price of $7.81 per share with a term of 5 years. For the three and nine months ended September 30, 2014, a net expense of $0 and $184,415 was recorded against proceeds under additional paid in capital, associated with these awards. The fair value of the warrants was determined using the Black-Scholes option valuation model. The warrants expire on January 30, 2020 and have a remaining contractual life of 4.33 years as of September 30, 2014. These warrants are not exercisable prior to January 30, 2015.

The following table summarizes information about the Company’s warrants at September 30, 2014:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term	Intrinsic
	Units	Price	(in years)	Value

Outstanding at December 31, 2013	120,973	$4.92

Granted	80,000	7.81

Outstanding at September 30, 2014	200,973	$6.07	3.4	$65,463

Exercisable at September 30, 2014	120,973	$6.07	1.7	$178,463

The warrants were valued using the Black-Scholes pricing model with the following assumptions:

	Nine Months Ended September 30,
	2014	2013

Volatility	72%	66%-67%
Risk-free interest rate	0.54%	0.31% -0.37%
Expected term	2.5 years	2.5 years

Note 11:  Subsequent Events

On August 14, 2014 we announced the acquisition and on October 17, 2014, we acquired 100% of the equity interest owned, directly or indirectly, in GraphicMail group companies (“GraphicMail”) consisting of InterInbox SA, a Swiss corporation, ERNEPH 2012A (Pty) Ltd. dba ISMS, a South African limited company, ERNEPH 2012B (Pty) Ltd. dba GraphicMail South Africa, a South African limited company, and Quattro Hosting LLC, a Delaware limited liability company. The acquisition consideration consisted of $5.1 million, $2.5 million of which was paid in cash and $2.6 million of which was paid in stock, plus potential earn out consideration of $0.8 million based on achieving certain revenue levels in 2015 (paid 50% in cash and 50% in stock).  On October 17, 2014, the Company issued 423,426 unregistered shares of common stock which represents the $2.6 million portion of the consideration.  GraphicMail operates as an email service provider, enabling customers to create content and manage emails being sent to customers and distribution lists.

This acquisition will be accounted for under the acquisition method of accounting. The accounting for this acquisition was incomplete at the time the Consolidated Financial Statements were issued. Accordingly, it is impracticable for us to make certain business combination disclosures, such as the acquisition date fair value of assets acquired and liabilities assumed, assets or liabilities arising from contingencies, the amount of goodwill, and intangibles acquired.

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

Overview

SMTP, Inc. (the “Company”) provides SaaS based marketing technologies, ranging from advanced marketing automation tools to email delivery services. Our marketing automation solution (SharpSpring) allows customers to track a potential customer from an early stage and nurture that potential customer using marketing automation techniques until it becomes a qualified sales lead or customer.  Our delivery services provide customers with the ability to increase the deliverability of email with less time, cost and complexity than handling it themselves. We believe our growth since inception has been driven by the compelling value proposition for our services. We currently operate in 130 countries worldwide, with approximately half of our revenues coming from the United States and half of our revenues being derived overseas. Our Company employs a subscription-based revenue model. We also earn revenues from additional usage charges that may come into effect when a customer exceeds its quota, as well as fees earned for related products and services

On August 15, 2014, the Company acquired substantially all the assets and assumed certain liabilities of SharpSpring LLC, a Delaware limited liability company, which were assigned to the Company’s wholly owned subsidiary SharpSpring, Inc. (“SharpSpring”). SharpSpring engages in the business of creating, marketing, and selling software that provides marketing automation, call tracking, and website traffic analysis and customer relationship management.  It is a cloud-based marketing automation platform that enables users to connect with customers and build relationships to drive revenue.

Unless the context otherwise requires, all references to “SMTP,” “our Company,” “we,” “our” or “us” and other similar terms means SMTP, Inc., a Delaware corporation, and SharpSpring, Inc., a Delaware corporation.

Growth Strategy Implementation

•

In August 2013, the Company hired a new Chief Executive Officer, Jonathan Strimling, to accelerate the Company’s growth.

•

In January 2014 the Company conducted a secondary public offering of $11.5M (gross), which allowed it to uplist to The NASDAQ Capital Market. In conjunction with that offering, the Company indicated its intent to make acquisitions to broaden its product offering and to accelerate its growth.

•

During the first two quarters, the Company strengthened its team in the areas of corporate development, sales and marketing, in preparation for its intended strategic expansion.

•

On August 15, 2014, the Company acquired SharpSpring.

•

On September 3, 2014, the Company hired a full time Chief Financial Officer, Edward Lawton, to oversee the Company’s financial reporting and all other finance functions of the Company and all of the registrant’s subsidiaries.

•

On October 17, 2014, the Company acquired the GraphicMail group companies (“GraphicMail”) consisting of InterInbox SA, a Swiss corporation, ERNEPH 2012A (Pty) Ltd. dba ISMS, a South African limited company, ERNEPH 2012B (Pty) Ltd. dba GraphicMail South Africa, a South African limited company, and Quattro Hosting LLC, a Delaware limited liability company. GraphicMail operates as an email service provider, enabling customers to create content and manage emails being sent to customers and distribution lists.

Results of Operations

Net Revenues	2014	2013	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$1,631,244	$1,468,962	$162,282	11.0%
Nine Months Ended September 30,	$4,602,068	$4,233,547	$368,521	8.7%

Revenues increased for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013, primarily due to the acquisition of SharpSpring.  In addition, during the first half of 2014, we drove year over year organic growth of our SMTP relay business versus 2013 by adding new customers and expanding existing relationships with customers.

Cost of Service	2014	2013	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$340,649	$255,095	$85,554	33.5%
Nine Months Ended September 30,	$1,019,032	$782,849	$236,183	30.2%

Cost of services increased for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 primarily due to increased revenues and incremental business from the acquisition of SharpSpring. As a percentage of revenues, cost of services were 21% and 17% of net revenues for the three months ended September 30, 2014 and 2013, respectively and 22% and 18% of net revenues for the nine months ended September 30, 2014 and 2013, respectively. This increase is primarily due to increase in support and network operations personnel that are essential in providing quality customer support. Additionally, costs for the SharpSpring product are higher as a percent of revenue due to the launch of the product in early 2014 and the advanced investment in the costs to support future business growth.

Sales and Marketing	2014	2013	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$380,172	$295,005	$85,167	28.9%
Nine Months Ended September 30,	$776,485	$677,365	$99,120	14.6%

Sales and marketing expenses increased for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013.  The increase primarily relates to the increase in sales and marketing wages due to recent hires and additional expenses from our newly acquired SharpSpring business.

General and Administrative	2014	2013	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$973,016	$358,788	$614,228	171.2%
Nine Months Ended September 30,	$2,020,617	$1,159,486	$861,131	74.3%

General and administrative expenses increased for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 based on the following:

•

An increase in professional fees and travel expenses related to corporate development and acquisitions of approximately $368,000;

•

An increase in payroll and benefits of approximately $103,000 related to recent hires and the acquisition of SharpSpring;

•

An increase in professional fees of approximately $65,000 related to SEC filing fees and payments to a third-party consulting firm in conjunction with SEC filings, and recruiting services;

•

An increase in other general and administrative expense of approximately $55,000 related to acquisition of SharpSpring;

•

An increase in stock compensation expense of approximately $12,000;

•

An increase in depreciation of approximately $11,000.

General and administrative expenses increased for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 based on the following:

•

An increase in professional fees and travel expenses related to corporate development and acquisitions of approximately $416,000;

•

An increase in payroll and benefits of approximately $196,000 related recent hires and to acquisition of SharpSpring;

•

An increase in stock compensation expense of approximately $139,000;

•

An increase in other general and administrative expense of approximately $110,000 related to acquisition of SharpSpring;

•

An increase in depreciation of approximately $35,000; partially offset by,

•

A decrease in professional fees of approximately $35,000 related to warrants issued to consultants during 2013.

Research and Development	2014	2013	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$141,923	$81,226	$60,697	74.7%
Nine Months Ended September 30,	$361,932	$186,196	$175,736	94.4%

Research and development expenses increased for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 due to additional expenses relating to our newly acquired SharpSpring business.

Income Tax Benefit (Expense)	2014	2013	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$(142,160)	$159,261	$(301,421)	(189.3)%
Nine Months Ended September 30,	$111,972	$497,058	$(385,086)	(77.5)%

Changes in our income tax expense related primarily to changes in pretax income during the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013.

Net Income (Loss)	2014	2013	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$(97,828)	$319,587	$(417,415)	(130.6)%
Nine Months Ended September 30,	$276,712	$930,593	$(653,881)	(70.3)%

Changes in net income for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013, are due to increases in cost of services and operating expenses related to corporate development and our acquisition of SharpSpring, each of which is described above.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of cash inflows are net remittances from customers for our product services.  Such payments are often received in advance of providing the services, yielding a deferred revenue liability on our balance sheet.

Our primary sources of cash outflows include payroll, dividends, income tax payments and payments to vendors and third party service providers.  With the exception of income taxes, which occur on a periodic basis, cash outflows typically occur in close proximity of expense recognition.

Analysis of Cash Flows

Net cash provided by operating activities decreased by $986,364 or 74%, to $341,050 for the nine months ended September 30, 2014, compared to $1,327,414 for the nine months ended September 30, 2013.  The decrease in cash provided by operating activities was attributable primarily to a reduction in net income, partially offset by changes in net working capital and other adjustments.

Net cash used in investing activities was $4,971,975 and $262,740 during the nine months ended September 30, 2014, and 2013, respectively.  For the nine months ended September 30, 2014, this includes $4,926,317 of cash paid to acquire substantially all the assets and assume the liabilities of SharpSpring. Other investing activities include $50,788 of investments in property and equipment, and proceeds of $5,130 received from the sale of property and equipment.  For the nine months ended September 30, 2013, this includes investments in computers, servers, other equipment and licensed software related to an asset purchase agreement.

Net cash provided by (used in) financing activities was $8,775,007 and ($581,996) during the nine months ended September 30, 2014 and 2013, respectively.  During the nine months ended September 30, 2014, we distributed $1,806,095 in cash to our shareholders in the form of a regular quarterly dividend which was offset by excess tax benefits from share-based payment arrangements of $73,301 and proceeds of $10,507,801 received from the issuance of common stock, which is being used to fund acquisitions, for working capital and for general corporate purposes. During the nine months ended September 30, 2013 we distributed $880,770 in cash to our shareholders in the form of a regular quarterly dividend which was offset by proceeds of $277,949 received from the issuance of our common stock and excess tax benefits of share-based payment arrangements of $20,825.

We had net working capital of $6,010,120 and $1,467,903 as of September 30, 2014 and December 31, 2013, respectively.  Our increase in net working capital as of September 30, 2014 was primarily attributable to proceeds of $10,507,801 received from the issuance of our common stock in the first nine months of 2014 offset by $4,926,317 of cash paid to acquire SharpSpring and a distribution of $1,806,095 in cash to our shareholders in the form of regular quarterly dividends.

Contractual Obligations

We rent our facilities on a month-to-month or quarter-to-quarter basis. Most of our service contracts are also on a month-to-month basis. However, we entered into several non-cancelable service contracts during 2013 and 2014.  Future minimum payments under non-cancelable service contracts are as follows as of September 30:

2014	$23,194
2015	93,281
2016	44,331
2017	—
2018	—
Thereafter	—
$160,806

Significant Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates.

We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree. Our Annual Report on Form 10-K for the year ended December 31, 2013 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2013, except that we have broadened our policies in some cases following the SharpSpring acquisition.  See our Note 1 in our unaudited financial statements for the three and nine months ended September 30, 2014 as set forth herein.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at September 30, 2014.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2014 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting. We disclosed in our Annual Report on Form 10-K that management had concluded that our internal control over financial reporting was not effective as of December 31, 2013 due to gaps in segregation of duties and documentation of management’s assessment of internal controls. During the quarter ended September 30, 2014, management implemented and improved certain secondary reviews to address the issues related to gaps in segregation of duties, and hired a full time CFO. However, as of the quarter ended September 30, 2014, our documentation of management’s assessment of internal controls is not yet effective. We are working to improve such documentation in order to render our internal controls effective.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

Not applicable.

Item 1A.

Risk Factors.

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Securities issued for services

Date	Security/Value

August 2014	Common stock – 3,939 shares of common stock. The common stock was valued at $24,776.

Securities issued pursuant to our Employee Stock Plan

Date	Security/Value

August 2014	Stock options – right to buy 50,000 shares of common stock at $6.29 per share and 5,000 shares at $6.05 per share.

September 2014	Stock options – right to buy 76,000 shares of common stock at $6.43 per share.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. We relied on Section 4(a)(2) of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

Item 3.

Defaults Upon Senior Securities.

Not Applicable.

Item 4.

Mine Safety Disclosures.

Not Applicable.

Item 5.

Other Information.

.

On October 17, 2014, we issued 423,426 shares of unregistered shares of common stock as partial consideration for our acquisition of GraphicMail. These shares represent the $2.6 million portion of the consideration that was paid in stock at closing. No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. We relied on Section 4(a)(2) of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

Item 6.

Exhibits.

INDEX TO EXHIBITS

SEC Reference Number	Title of Document	Location

2.1	SharpSpring Asset Purchase Agreement	Incorporated by reference to the registrant’s first Form 8-K filed on July 15, 2014.
2.2	GraphicMail Equity Interest Purchase Agreement	Incorporated by reference to the registrant’s first Form 8-K filed on July 15, 2014.
2.3	Amendment to GraphicMail Equity Interest Purchase Agreement	Incorporated by reference to the registrant’s Form 8-K filed on October 20, 2014
10.1	Employee Agreement – Edward Lawton	Incorporated by reference to the registrant’s Form 8-K filed on August 18, 2014
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101	XBRL	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMTP, INC.

By:	/s/ Jonathan M. Strimling
Jonathan M. Strimling
Chief Executive Officer (Principal Executive Officer) Date: November 14, 2014

SMTP, INC.

By:	/s/ Edward Lawton
Edward Lawton Chief Financial Officer
(Principal Financial Officer) Date: November 14, 2014