Form 10-K
period 2014-12-31
SMTP, Inc.
filed 2015-03-31
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 001-36280

SMTP, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	05-0502529
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

10 Tara Blvd, Suite 430, Nashua, NH	03062
(Address of principal executive offices)	(Zip Code)

877-705-9362

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $13,793,455 as of June 30, 2014.

As of March 24, 2015, there were 5,462,661 outstanding shares of the registrant’s common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy or information statement to be filed in conjunction with the registrant’s annual meeting of stockholders to be held in 2015 are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy or information statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2014.

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

ITEM 1.

BUSINESS

Overview

SMTP, Inc. (the “Company”) was one of the early pioneers of cloud-based email services and has grown over the last decade to provide a wide range of business-to-business marketing and communications products and services worldwide. Today, the Company is a NASDAQ-listed provider of services ranging from sophisticated marketing automation to cost-effective email infrastructure and relay services. All of our products are designed and built as Software as a Service (or SaaS) offerings. We provide our products primarily on a subscription basis, with additional fees charged if specified volume limits are exceeded. We operate globally with offices on three continents that serve more than 100 countries in 13 languages.

The Company’s offering of products and services is built around a combination of proven email delivery technology and industry-leading customer support that provides assistance, guidance and expertise to customers around the world. As a result, we enable our customers to build effective and highly scalable marketing campaigns that can deliver hundreds of millions of emails per month.

In late 2013, to supplement a decade of email delivery leadership, we announced our intent to pursue strategic acquisitions in order to broaden our product offering, to add new sales channels, and increase the global scale of our operations. During the first quarter of 2014, we secured a secondary offering of $11.5million (gross proceeds) to execute this strategy.

In the third quarter of 2014, we announced the acquisitions of GraphicMail and SharpSpring. In August 2014, our newly formed wholly owned subsidiary SharpSpring, Inc. (“SharpSpring”) acquired substantially all of the assets and assumed the liabilities of SharpSpring LLC., a rapidly-growing provider of marketing automation services. In October 2014, we acquired 100% of the equity of the GraphicMail group companies, (“GraphicMail”) an email services provider operating globally, which provided us new channels to market. We feel these acquisitions provide us with a much richer and more capable product set with which to compete, a much larger total addressable market, and a stronger global footprint from which to drive further growth.

With these acquisitions, we now offer our customers a suite of marketing automation, email creation and email delivery capabilities that consists of SharpSpring, our next-generation marketing automation platform, GraphicMail, our advanced email generation tool and SMTP, our cloud-based email relay delivery service. These proven tools help customers around the world boost sales lead conversion and drive increased revenues via a wide variety of digital marketing techniques, from simple email newsletters to highly sophisticated one-on-one marketing.

Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms means SMTP, Inc., SharpSpring and GraphicMail.

Products and Services

SMTP Relay Services

The Company’s historic strength is as a provider of SMTP relay services. For over a decade, customers have turned to SMTP to ensure their emails are delivered to the inbox of their intended recipients, just as companies turn to couriers such as FedEx to ensure their packages are delivered to correct destinations. Permission-based or opt-in email (email that a person has agreed to receive) that doesn’t reach its intended audience is a growing concern for companies. In fact, a recent study noted that 22% of marketing email sent with subscribers’ permission never reached their inbox. While most people can easily send individual messages that flow freely through SPAM filters, the risks of non-delivery are much higher for high volume senders, even for those sending opt-in messages. In recent years, Internet Service Providers (ISPs) have been forced to tighten filters resulting in billions of legitimate emails never reaching their intended recipients. SMTP utilizes the same underlying technology platform for sending email that is utilized by Facebook and LinkedIn, which allows for sophisticated control of extremely high volumes of email. That technology is supported by an international team with over a decade’s experience improving deliverability for customers. By helping them reach the inbox, SMTP improves the effectiveness of our customers’ email marketing and supports their revenue growth.

SharpSpring Marketing Automation

Our SharpSpring marketing automation solution brings powerful digital marketing tools to small and medium-sized enterprises and is especially appealing to marketing agencies who use the platform on behalf of their clients. SharpSpring’s powerful features, flexible platform, and ease-of-use allow customers to simply and effectively nurture a lead through the entire marketing funnel from first contact to sales conversion and retention. SharpSpring’s sophisticated analytics track campaigns and points of interaction to measure end-to-end ROI for a user. Additionally, SharpSpring provides this powerful, but simple-to-use marketing automation platform at a lower price than its competitors and in a framework that is especially appealing because of its inherently flexible architecture. The solution can act as an all-in-one marketing automation platform, CRM tool, and call tracking system, or it can integrate seamlessly with other online marketing, sales and communications platforms. The system is fully compatible with SalesForce, Sugar, Zoho and other CRM platforms and is also compatible with WordPress, Drupal and a multitude of content management solution platforms. SharpSpring’s integration with LinkedIn, Facebook and other social and data platforms is designed to provide businesses with detailed insights into their website visitors and customer base.

GraphicMail Email Marketing

GraphicMail, is a provider of digital communication tools that enable businesses to effectively engage and communicate with their customers. The core platform focuses on email, social and mobile marketing and is typically used by companies wishing to communicate with a list of subscribers or customers. Email marketing remains an effective form of digital marketing today and provides users with a high ROI on their marketing budget, which continues to drive email marketing industry growth. GraphicMail integrated design tools, campaign reporting capabilities, social media integration for platforms like Facebook and Twitter, and mobile messaging strengths have made it a strong choice for customers in 14 different countries and 13 languages. This product is sold and supported through its network of subsidiaries and third party resellers around the globe.

Deliverability

The successful delivery of email is the backbone of the SMTP product and service family. SharpSpring and GraphicMail can now offer delivery using the same robust delivery technologies, so that those customers will benefit from the same delivery excellence that previous SMTP customers have experienced. We believe this will improve deliverability statistics for both sets of customers, and allow SharpSpring and GraphicMail to target higher volume senders and larger enterprises as potential customers.

Markets & Competition

The domestic email services market is estimated by Forrester at greater than $2 billion and expected to exceed $3 billion by the end of the decade. The email services market is a subset of the global market for marketing software, which is estimated at over $20 billion and is expected to exceed $30 billion by 2018, according to International Data Corporation’s October, 2014 estimates. We estimate that the addressable market in email marketing services is over $4 billion globally today, based on our current product offering. Longer term, we believe that our acquisition of SharpSpring’s technology (with features like CRM and call tracking) and GraphicMail’s global distribution position us well for longer-term penetration into the broader global marketing services market.

The email marketing services market is dominated by three segments, and with the acquisition of GraphicMail and SharpSpring, we now are able to serve each of these segments on a global basis:

1)

Traditional email marketing services (newsletters and one-to-many communications)

2)

Marketing automation products (highly targeted one-to-one messaging with sophisticated analytics)

3)

Email delivery services (robust infrastructure for relaying the delivery of high volumes of email)

Our SharpSpring product competes primarily in the marketing automation market, which is the fastest-growing segment of the market. The market for marketing automation software and related solutions is new and evolving, highly competitive and significantly fragmented. SharpSpring entered the market in 2014 with a highly competitive offering that achieved meaningful customer adoption in its first year after launch. Notably, SharpSpring includes customer relationship management (CRM) and call-tracking capabilities not typically found in baseline marketing automation systems. We face competition from cloud-based software and SaaS companies including Marketo, Act-On, Eloqua (acquired by Oracle in late 2012), Pardot (acquired by SalesForce.com in July 2013) and HubSpot. We differentiate ourselves from the competition with SharpSpring’s advanced features, ease of use, flexibility of implementation, and value compared to other competitive offerings. SharpSpring also focuses on and caters to marketing agencies as marketing partners and a distribution channel to a degree that competitors do not.

GraphicMail, our email marketing product, has historically competed with vendors focused on the small and medium-size business market (SMB). Competing vendors also focused on the SMB market include: Constant Contact, AWeber Systems, Inc., iContact Corporation, a subsidiary of Vocus, Inc., Protus, a subsidiary of j2 Global Communications, Inc. (Campaigner®), The Rocket Science Group LLC (MailChimp®), and VerticalResponse, Inc., a subsidiary of Deluxe Corporation, and others. These vendors typically charge a monthly fee or a fee per number of emails sent and, in some cases, they have a free offering for low-volume or non-profit customers. Historically, GraphicMail has not competed with vendors that focus on larger enterprise customers. Today, with the integration of the SMTP delivery services, GraphicMail has the ability to target larger-volume and higher-value customers. GraphicMail’s rich feature set, comparative value and local language support have been key market differentiators. In the future, however, improved deliverability will serve as an added incentive for customers to select GraphicMail over its competitors.

Stand-alone SMTP relay services customers seek the highest levels of marketing and transactional email deliverability. Those customers may have in-house design teams, and internal analytics capabilities so are typically less concerned with some of the “front end” capabilities of a full-service email marketing system. They often send significantly higher volumes of email and are therefore subject to higher risks of having their legitimate opt-in email inadvertently intercepted by SPAM filters. As a result, SMTP relay customers are typically far more concerned with successful email delivery than with the design and creation of email content. SMTP’s technology is buttressed by our multi-national team of deliverability experts – a significant differentiator from our competitors. At the same time, SMTP’s relay services for improving deliverability are typically significantly lower in cost than sending via these integrated packages. Fundamentally, SMTP customers remain once they see demonstrable improvements in their inbox delivery, thanks to the enhanced sending reputations we create and maintain for them (which are non-transferrable), and the 24x7 deep technical support we provide for any deliverability issues.

We are part of a constantly evolving and highly competitive marketplace. Some of our competitors have more extensive customer bases and broader customer relationships than we have, and have longer operating histories and greater name recognition than we have. Additionally, some of our current and potential competitors have significantly more financial, technical, marketing and other resources than we have, and are able to devote greater resources to the development, promotion, sale and support of their products and services. Barriers to entry in this cloud-based email services market are relatively low and so, in addition to the competitors mentioned above, we may face future competition in the email marketing market from new companies entering our market, which may include large, established companies.

Sales and Marketing

We sell our products through our internal sales teams as well as through third party resellers. Until the acquisitions of GraphicMail and SharpSpring, SMTP has utilized a small inside sales team of 2-4 people based in the USA to close relay sales. With the closing of the GraphicMail and SharpSpring acquisitions, the sales force size has increased significantly, along with its global reach. At the end of 2014, the sales team consisted of 10 people in the USA, 7 employees overseas focused on sales, plus a network of third party resellers which operate in 14 countries.

In general, we use our own marketing technology products to market to prospects and existing customers. Our websites at www.smtp.com, www.sharpspring.com and www.graphicmail.com serve as primary lead generation sources and we use a variety of other digital marketing tools to attract new customers.

Our SharpSpring product sales process involves targeting customers, completing product demos and advancing customers through our sales pipeline to conversion using our SharpSpring marketing automation product. Since SharpSpring was just launched in 2014, brand recognition today is limited, though on the increase. Therefore, we are more reliant on outbound marketing and search engine traffic to attract potential customers. In addition, we have had success signing up approximately 300 marketing agency partners, who have become customers and are able to resell SharpSpring to their clients. These marketing agency partners pay increased fees to us if the number of clients on the SharpSpring product reaches certain levels, and provide first level support for their clients. We also sell SharpSpring directly to end-users. Through the end of 2014, SharpSpring had been sold by a small team fewer than 10 salespeople based in the United States. Starting in the first quarter of 2015, SharpSpring will begin to leverage the GraphicMail international sales team and third party reseller network for significantly enhanced sales reach.

Our GraphicMail sales and marketing efforts are designed to attract potential customers to our website, enroll them in a free trial, encourage them to engage with our products, convert them to paying customers and retain them as ongoing customers. We employ sophisticated strategies to acquire our customers by using a variety of sources, including online advertising and partner relationships and referrals. We also invest in public relations and thought leadership to build our overall brand and visibility. We advertise online through pay-per-click advertising with search engines, including Google, Yahoo!, Bing and others. We deploy banner advertising with online advertising networks and other websites likely to be frequented by SMB organizations. Additionally, GraphicMail uses a network of third party resellers who distribute and sell GraphicMail in 14 countries. These resellers act as local sales resources, perform marketing for the product and provide first level support, and receive a large portion of the revenue related to sales of GraphicMail through their organization. Following the acquisition of GraphicMail, the Company anticipates selling SharpSpring and SMTP relay services through the GraphicMail country partner network.

SMTP relay services are sold and leads are largely generated by our SMTP.com website. SMTP stands for “Simple Mail Transfer Protocol”, which is the internet protocol by which all email is sent globally. Despite the fact that we do not own the protocol, our name provides us immediate name recognition and domain context worldwide. In addition, the services we provide may be searched for online as “SMTP”, “SMTP relay services”, “SMTP services”, “SMTP providers”, or using similar terms. Our website may appear in search engine results for these and other queries in common search engines, such as Google, Yahoo!, Bing, and others. In addition, SMTP purchases online search advertising and other forms of online advertising to drive traffic to our website and referring partners provide us with more leads. Referring partners are typically other service providers operating in the email ecosystem, who may provide related products and services that are non-competitive with our own. We pay these third parties between 15% and 30% of the revenue generated from their referrals.

Customers

We have tens of thousands of users on our SMTP relay service and GraphicMail products, some as direct customers and some as customers of our resellers. As of December 31, 2014, we earned approximately 300 customers for our SharpSpring product after launching the product in early 2014.

We are not heavily dependent on any one customer or even a few major customers. Our user base is diverse and the largest single customer represents less than 3% of our aggregate revenues. The loss of any one customer would not represent a material loss of sales. A large majority of our SharpSpring customers are marketing agencies who resell the SharpSpring product to their clients. Our SMTP relay service and GraphicMail products also have a significant number of agency customers, but otherwise do not have a high concentration of customers from a particular industry.

Technology & Technology Suppliers

Our SharpSpring product technology was developed internally over the past three years. SharpSpring’s key features include web tracking, customer relationship management, call tracking, lead scoring and nurturing, rule-based triggers and notifications and deep analytics to measure ROI. We offer value to our customers by providing integration with industry standard technologies and third-party data providers like Zoom info, Salesforce, sugarCRM, Zapier, GoToMeeting, Magento Shopping Cart and many others.

Our GraphicMail product technology was developed by our team of experienced developers over the past seven years. GraphicMail’s product consists of an advanced email editor that customers use to create sharp, professional email campaigns. It has an easy to use interface, integrates with social media channels, offers mobile messaging and includes tools to effectively track campaign results. GraphicMail has historically utilized Postfix software to assist in spooling emails. Postfix, is an open source technology and can be used by anyone without cost but the technology has significant limitations in terms of its ability to support high-volume senders. Now GraphicMail has started to send emails through our internal SMTP relay service thereby exploiting SMTP’s many years of experience in email delivery and robust technical infrastructure on behalf of GraphicMail customers.

The Company’s SMTP relay service product uses Message Transfer Agent (MTA) technology provided by Message Systems. This software can handle large volumes of email and provides unique features such as adaptive delivery for managing email delivery issues, such as throttling by the ISP’s. Facebook, LinkedIn, and other very large email senders employ this same sophisticated software. Typically, SMTP’s customers would be too small and spend too little on email to be able to afford this type of sophisticated system. The Company’s solution to this problem is to provide our customers with these systems by pooling a large number of customers into our proprietary and scalable system that handles billions of emails. We customized various aspects of the software to optimize the speed at which email is delivered, and to manage the process of maximizing inbox delivery. Our proprietary systems manage how emails are sent, and which IP addresses or pools of IP addresses are used for sending. We control the speed and volume with which emails are released to various ISPs. For example, we may allow sending to Gmail addresses to ramp more quickly than to MSN addresses, depending upon our interactions with the various ISPs all over the world. Another key part of our technological assets are our 12,286 portable IPv4 addresses. We can allow our customers to use our IP addresses to improve the inbox delivery of their email campaigns. We have over a decade of experience building the reputation of IP addresses, and the reputation we have established for our IP addresses is one of the Company’s key assets.

While we employ Message Systems as the backbone of our sending, we still employ Postfix software for certain functions. PostFix software is open source and has been released under the IBM Public License 1.0, giving us and others rights to freely utilize and modify the software at our discretion and without cost. At this time, we operate the software in a clean unmodified state. We developed proprietary extensions that plug into the software in an effort to optimize the speed at which email is delivered, and to manage the process of maximizing inbox delivery. Customizations to open source software code generally require developers to make their work available at no cost. Since we have developed our software by creating extensions which live outside of the open source software layer, we do not believe there is a risk we could be required to offer our products or make our source code available which maintains the Company’s hold on a competitive advantage.

All of our products are developed utilizing message queues and other architectural methodologies that enable scalability. Our platforms are hosted in third party data centers on equipment that is leased or rented from the provider. These providers include Amazon Web Services, Rackspace, Softlayer, Linode, Hetzner and Sadecehosting, Data Realms, Sprocket Networks, MongoHQ, Microsoft Azure, and others. These data centers use biometric access controls, redundant power, environmental controls and secure internet connection points to ensure uptime and data security. The Company continuously monitors our services for availability, performance and security. When necessary we send engineers to these third-party providers’ locations to maintain quality control and oversight. We rely on our data center providers to maintain peak operating conditions in their businesses and to quickly address issues related to their service as they arise.

Intellectual Property

We do not own any patents, trademarks, licenses, franchises or concessions. We are currently in process of applying for a patent for the proprietary call tracking technology developed by SharpSpring. Additionally, we have an exclusive license to a patent on a technology that can determines the emotional tone of a speaker in a recorded call, which was acquired as part of the SharpSpring acquisition.

Our trade secrets include our competencies in marketing automation, workflow, email editing and managing the transmission of high volumes of email messages to various Internet Service Providers.

We registered “GraphicMail”, “SMTP”, the related logos and certain other marks as trademarks in the United States and several other jurisdictions.

We are the registered holder of a variety of domestic and international domain names that include “smtp”, “graphicmail”, “sharpspring”, and similar variations.

Recent Acquisitions

On August 15, 2014, we acquired substantially all the assets and assumed the liabilities of SharpSpring LLC, a Delaware limited liability company for a cash payment of $5,000,000 plus potential earn out consideration of $10,000,000 that is contingent on the SharpSpring product achieving certain levels of revenue in 2015. The target for full payment of the earn out is that SharpSpring will achieve a run rate of $5,000,000 in annual recurring revenues by the end of 2015, and is subject to additional conditions as described more fully in the purchase agreement. The earn-out consideration, if met, will be paid 60% in cash and 40% in stock following the audit of the 2015 financial statements at the end of the first quarter of 2016.

On October 17, 2014, we acquired 100% of the equity interest owned, directly or indirectly, in GraphicMail group companies (“GraphicMail”) consisting of InterInbox SA, a Swiss corporation, ERNEPH 2012A (Pty) Ltd. dba ISMS, a South African limited company, ERNEPH 2012B (Pty) Ltd. dba GraphicMail South Africa, a South African limited company, and Quattro Hosting LLC, a Delaware limited liability company. The acquisition consideration consisted of $5.3 million, $2.6 million of which was paid in cash and $2.7 million of which was paid in stock, plus potential earn out consideration of $0.8 million based on achieving certain revenue levels in 2015. Assuming the revenue targets are met, the earn-out consideration will be paid 50% in cash and 50% in stock. On October 17, 2014, the Company issued 423,426 unregistered shares of common stock which represents the $2.7 million portion of the consideration.

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

Additionally, certain aspects of how our customers utilize our platform are subject to regulations in the United States, European Union and elsewhere. In recent years, U.S. and European lawmakers and regulators have expressed concern over the use of third-party cookies or web beacons for online behavioral advertising, and legislation adopted recently in the European Union requires informed consent for the placement of a cookie on a user’s device. Regulation of cookies and web beacons may lead to restrictions on our activities, such as efforts to understand users’ Internet usage. New and expanding “Do Not Track” regulations have recently been enacted or proposed that protect users’ right to choose whether or not to be tracked online. These regulations seek, among other things, to allow end users to have greater control over the use of private information collected online, to forbid the collection or use of online information, to demand a business to comply with their choice to opt out of such collection or use, and to place limits upon the disclosure of information to third party websites. These policies could have a significant impact on the operation of our marketing automation platform and could impair our attractiveness to customers, which would harm our business.

Customers and potential customers in the healthcare, financial services and other industries are subject to substantial regulation regarding their collection, use and protection of data and may be the subject of further regulation in the future. Accordingly, these laws or significant new laws or regulations or changes in, or repeals of, existing laws, regulations or governmental policy may change the way these customers do business and may require us to implement additional features or offer additional contractual terms to satisfy customer and regulatory requirements, or could cause the demand for and sales of our marketing automation platform to decrease and adversely impact our financial results.

Employees

As of March 24, 2015, we have approximately 134 people supporting our operations, including approximately 104 employees and 30 contractors. Nearly all of our employees and contractors devote their full effort to the company. Our full-time resources include 38 sales and marketing resources, 29 development resources, 21 general & administrative resources and 46 customer services and support resources.

None of our employees are covered by collective bargaining agreements.

We believe that our future success will depend in part on our continued ability to attract, hire or acquire and retain qualified employees and contractors. There can be no assurance that we will be able to attract and retain such resources. If we are unsuccessful in managing the timely delivery of these services our business could be adversely affected. We believe we have good relations with our resources.

Properties

Our corporate headquarters is located in Nashua, NH. We have additional offices in Cambridge, MA, Gainesville, FL, Geneva, Switzerland, Kiev, Ukraine, Odessa, Ukraine, and Bellville (Cape Town), South Africa and Johannesburg, South Africa. Presently, we rent all of the offices.

Corporate Information

SMTP, Inc. is a Delaware corporation. Its wholly owned subsidiaries consist of (i) SharpSpring, Inc., a Delaware corporation (“SharpSpring”); and (ii) the GraphicMail group companies (“GraphicMail”) consisting of InterInbox SA, a Swiss corporation, ERNEPH 2012A (Pty) Ltd. dba ISMS, a South African limited company, ERNEPH 2012B (Pty) Ltd. dba GraphicMail South Africa, a South African limited company, and Quattro Hosting LLC, a Delaware limited liability company.

Our corporate headquarters is located at 10 Tara Blvd, Suite 430, Nashua, New Hampshire 03062. Our telephone number is 877-705-9362. Our corporate website is www.SMTP.com. The information on our website is not incorporated herein by reference and is not part of this Form 10-K Annual Report. Also, this report includes the trade names of other companies. Unless specifically stated otherwise, the use or display by us of such other parties' names and trade names in this report is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, any of these other parties.

ITEM 1A.

RISK FACTORS

Risks Related To Our Business

The majority of our products and services are sold pursuant to short-term subscription agreements, and if our customers elect not to renew these agreements, our revenues may decrease.

Typically, our products and services are sold pursuant to short-term subscription agreements, which are generally one month to one year in length, with no obligation to renew these agreements. Our renewal rates may decline due to a variety of factors, including the products and services and prices offered by our competitors, new technologies offered by others, consolidation in our customer base or if some of our customers cease their operations. If our renewal rates are low or decline for any reason, or if customers renew on less favorable terms, our revenues may decrease, which could adversely affect our stock price.

We may not be able to scale our business quickly enough to meet our customers' growing needs, and if we are not able to grow efficiently, our operating results could be harmed.

As usage of our marketing software grows and as customers use our solutions for more advanced relationship marketing programs, we will need to devote additional resources to improving our application architecture, integrating with third-party systems, and maintaining infrastructure performance. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base, particularly as our customer demographics expand over time. Any failure of or delay in these efforts could cause impaired system performance and reduced customer satisfaction. These issues could reduce the attractiveness of our marketing software to customers, resulting in decreased sales to new customers, lower renewal rates by existing customers, the issuance of service credits, or requested refunds, which could adversely affect our revenue growth and harm our reputation. Even if we are able to upgrade our systems and expand our staff, any such expansion will be expensive and complex, requiring management time and attention. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. Moreover, there are inherent risks associated with upgrading, improving and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. These efforts may reduce revenue and our margins and adversely affect our financial results.

If we fail to enhance our existing products and services or develop new products and services, our products and services may become obsolete or less competitive and we could lose customers.

If we are unable to enhance our existing products and services or develop new products and services that keep pace with rapid technological developments and meet our customers’ needs, our business will be harmed. Creating and designing such enhancements and new products entail significant technical and business risks and require substantial expenditures and lead-time, and there is no guarantee that such enhancements and new products will be completed in a timely fashion. Nor is there any guarantee that any new service offerings will gain acceptance among our customers or by the broader market. For example, our existing customers may not view any new service as complementary to our service offerings and therefore decide not to purchase such service. If we cannot enhance our existing products and services or develop new products or if we are not successful in selling such enhancements and new products to our customers, we could lose customers or have difficulty attracting new customers, which would adversely impact our financial performance.

If we are unable to attract new customers and retain existing customers on a cost-effective basis, our business and results of operations will be adversely affected.

To succeed, we must continue to attract and retain a large number of customers on a cost-effective basis, many of whom have not previously used the types of products and services that we offer. We rely on a variety of methods to attract new customers, such as paying providers of online services, search engines, directories and other websites to provide content, advertising banners and other links that direct customers to our website, direct sales and partner sales. If we are unable to use any of our current marketing initiatives or the cost of such initiatives were to significantly increase or such initiatives or our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers or retain existing customers on a cost-effective basis and, as a result, our revenue and results of operations would be adversely affected.

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

Additionally, in the future, we may choose to change the names of our products or update our corporate brand identity, which may lead to confusion about our products and may impede our ability to create brand recognition in the short term.

Our relationships with our resellers and channel partners may be terminated or may not continue to be beneficial in generating new email marketing customers, which could adversely affect our ability to increase our customer base.

We maintain a network of active resellers and channel partners, as well as business service providers such as web developers and marketing agencies, on whom we depend to refer customers to us through links on their websites and outbound promotion to their customers. If we are unable to maintain our contractual relationships with existing channel partners or establish new contractual relationships with potential channel partners, we may experience delays and increased costs in adding customers, which could have a material adverse effect on us. The number of customers we are able to add through these marketing relationships is dependent on the marketing efforts of our partners over which we exercise very little control, and a significant decrease in the number of gross customer additions generated through these relationships could adversely affect the size of our customer base and revenue.

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

We are in the process of integrating SharpSpring and GraphicMail into our business operations. In addition, we may in the future evaluate and pursue acquisitions and strategic investments in businesses, products or technologies that we believe could complement or expand our existing solutions, expand our client base and operations worldwide, enhance our technical capabilities or otherwise offer growth or cost-saving opportunities. From time to time, we may enter into letters of intent with companies with which we are negotiating potential acquisitions or investments or as to which we are conducting due diligence. Although we are currently not a party to any binding definitive agreement with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could materially decrease the amount of our available cash or require us to seek additional equity or debt financing. We have limited experience in successfully acquiring and integrating businesses, products and technologies. We may not be successful in negotiating the terms of any potential acquisition, conducting thorough due diligence, financing the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices, or employee or customer issues.

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

Our international operations present unique challenges and risks to our Company. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could interfere with our ability to offer our products and services to one or more countries or expose us or our employees to fines and penalties. These laws and regulations include, but are not limited to, tax laws, data privacy and filtering requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Violations of these laws and regulations could result in monetary damages, criminal sanctions against us, our officers, or our employees, and prohibitions on the conduct of our business. Our international operations also subject us to additional foreign currency exchange rate risks and will require additional management attention and resources. Our international operations subject us to other inherent risks, including, but not limited to:

•	the impact of recessions in economies outside of the United States
•	changes in and differences between regulatory requirements between countries
•	U.S. and foreign export restrictions, including export controls relating to encryption technologies
•	anti-SPAM laws and other laws that may differ materially from US laws
•	reduced protection for and enforcement of intellectual property rights in some countries
•	potentially adverse tax consequences
•	difficulties and costs of staffing and managing foreign operations
•	political and economic instability
•	international conflicts, wars or terrorism
•	tariffs and other trade barriers
•	seasonal reductions in business activity

Additionally, some of our technical development and support groups are located in Ukraine. Recently, Ukraine has been subject to economic and political changes, and it may become subject to unfavorable changes in laws, policies and taxation, and the current physical infrastructure of the country may change. Should we become unable to conduct our technical development and support operations in this country in the future, and our contingency and business continuity plans are unsuccessful in addressing the related risks to our operations, our business could be adversely affected.

Our failure to address these risks adequately could materially and adversely affect our business, revenue, results of operations, cash flows and financial condition.

We could be materially affected by the fluctuations of the U.S. Dollar against the Euro, Swiss Franc, South African Rand or British Pound.

Approximately 75% of our revenues are currently generated in U.S. Dollars, while approximately 25% of our revenues are denominated in other currencies including the Euro, Swiss Franc, South African Rand and British Pound. Our costs are generally incurred in similar currencies. Currency exchange rates can fluctuate dramatically, which will impact the amount of revenue we will record when translated to U.S. Dollars and will impact the amount of costs that we incur when translated to U.S. Dollars. Although our cost currencies are generally aligned to our revenue currencies, variances exist between the rate we incur costs in each currency compared to the revenue. Therefore, changes to currency rates may dramatically impact profitability.

If we do not or cannot maintain the compatibility of our marketing software with third-party applications that our customers use in their businesses, our revenue will decline.

The functionality and popularity of our marketing software depends, in part, on our ability to integrate our solutions with third-party applications and platforms, including CRM, event management, e-commerce, call center, and social media sites that our customers use and from which they obtain data. Third-party providers of applications and APIs may change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications and APIs and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party applications and platforms in conjunction with our solution, which could negatively impact our offerings and harm our business. If we fail to integrate our software with new third-party applications and platforms that our customers use for marketing purposes, we may not be able to offer the functionality that our customers need, which would negatively impact our ability to generate revenue and adversely impact our business.

We face significant threats from new entrants to our business, which could cause us to suffer a decline in revenues and profitability.

Barriers to entry in marketing technology markets are relatively low. Privately-backed and public companies could choose to enter our space and compete directly with us, or indirectly by offering substitute solutions. The result could be decreased demand or pricing for our services, longer sales cycles, or a requirement to make significant incremental investments in research and development to match these entrants’ new technologies. If any of these happens, it could cause us to suffer a decline in revenues and profitability.

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

Our principal competitors include marketing automation companies like HubSpot, Marketo and Act-On, as well as providers of email management services for small to medium size businesses such as AuthSmtp.com, SMTP2Go.com, SendGrid.com, JangoMail.com/JangoSMTP.com, SocketLabs.com, StrongMail.com, ExactTarget.com, CheetahMail.com, ConstantContact.com, iContact.com, MailChimp.com/Mandrill.com and Bronto.com, as well as larger companies such as Amazon.com, and the in-house information technology capabilities of prospective customers. Competition could result in reduced sales, reduced margins or the failure of our email marketing product to achieve or maintain more widespread market acceptance, any of which could harm our business. While we do not compete currently with vendors serving larger customers, we may face future competition from these providers if they determine that our target market presents an opportunity for them. We may also experience competition from Internet Service Providers, or ISPs, advertising and direct marketing agencies and other large established businesses, such as Microsoft Corporation, Google Inc. or Yahoo! Inc., possessing large, existing customer bases, substantial financial resources and established distribution channels. If these companies decide to develop, market or resell competitive email marketing products, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. In addition, one or more of these ISPs or other businesses could decide to offer a competitive email marketing product at no cost or low cost in order to generate revenue as part of a larger product offering.

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

Our business is substantially dependent on continued demand for marketing and email technology and any decrease in demand could cause us to suffer a decline in revenues and profitability.

We derive, and expect to continue to derive, substantially all of our revenue from organizations, including small and medium size businesses, associations and non-profits. As a result, widespread acceptance of marketing technology and communicating by email among small and medium size organizations is critical to our future growth and success. The overall market for email and related services is relatively new and still evolving, and small organizations have generally been slower than larger organizations to adopt email marketing as part of their marketing mix. There is no certainty regarding how or whether this market will develop, or whether it will experience any significant contractions. Our ability to attract and retain customers will depend in part on our ability to make email communications convenient, effective and affordable. If small and medium size organizations determine that email marketing and communication does not sufficiently benefit them, existing customers may cancel their accounts and potential customers may decide not to utilize our email services. In addition, many small and medium size organizations currently lack the technical expertise to effectively send large quantities of email. As technology advances, however, small and medium size organizations may establish the capability to manage their own email transmissions and therefore have no need for our email services. If the market for email services fails to grow or grows more slowly than we currently anticipate, demand for our services may decline and our revenue would suffer.

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

We are a small public company. The requirements of being a public company are a strain on our systems and resources, are a diversion to management’s attention and are costly.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (Exchange Act) the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), and the rules and regulations of The NASDAQ Stock Market. The requirements of these rules and regulations increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing the costly process of implementing and testing our systems to report our results as a public company, to continue to manage our growth and to implement internal controls. We are and will continue to be required to implement and maintain various other control and business systems related to our equity, finance, treasury, information technology, other recordkeeping systems and other operations. As a result of this implementation and maintenance, management's attention may be diverted from other business concerns, which could adversely affect our business. Furthermore, we rely on third-party software and system providers for ensuring our reporting obligations and effective internal controls, and to the extent these third parties fail to provide adequate service including as a result of any inability to scale to handle our growth and the imposition of these increased reporting and internal controls and procedures, we could incur material costs for upgrading or switching systems and our business could be materially affected.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

In addition, we expect these laws, rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain appropriate levels of coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

As a result of being a public company, our business and financial condition have become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the time and resources of our management and adversely affect our business and operating results.

Risks Related To Our Management

If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued efforts and abilities of our executive officers, including our Chief Executive Officer and other key personnel, each of whom would be difficult to replace. In particular, Jonathan M. Strimling, our Chief Executive Officer, Richard Carlson, President of SharpSpring and Nick Eckert, President of GraphicMial are critical to the development of our strategic direction. The loss of the services of Messrs. Strimling, Carlson and Eckert, or other key personnel, and the process to replace any of our key personnel, would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives. We currently do not maintain key person life insurance on any of our executives. Accordingly, the loss of the services of any of these persons would adversely affect our business.

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

As of December 31, 2014, our officers and directors, in the aggregate, beneficially own approximately or have the right to vote approximately 51% of our outstanding common shares on a fully diluted basis. As a result, these stockholders, acting together, have the ability to control substantially all matters submitted to our stockholders for approval including:

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

Substantial future sales of shares of our common stock by existing stockholders could depress the market price of our common stock.

The market price for our common stock could decline as a result of the sale of substantial amounts of our common stock, particularly sales by our chairman, directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.

We do not yet have an effective system of internal controls, and we may not be able to accurately report our financial results or to prevent fraud.

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

Any significant disruption in service on our websites or in our computer systems, or in our customer support services, could reduce the attractiveness of our products and result in a loss of customers.

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

We rely on computer hardware purchased and software licensed from third parties in order to offer our products, including software from Message Systems, hardware from such large vendors as International Business Machines Corporation, Dell Computer Corporation, Sun Microsystems, Inc. and EMC Corporation and hosting services from Amazon Web Services, Rackspace, Softlayer, Linode, Hetzner, Sadecehosting, Data Realms, Sprocket Networks, MongoHQ, Microsoft Azure, and others as well. This hardware and software may not continue to be available on commercially reasonable terms, or at all. If we lose the right to use any of this hardware or software or such hardware or software malfunctions, our customers could experience delays or be unable to access our services until we can obtain and integrate equivalent technology or repair the cause of the malfunctioning hardware or software. Any delays or failures associated with our services could upset our customers and harm our business.

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

Because we have not filed for patent protection of some of our technologies, we face the risk of our technologies not being adequately protected.

We have applied for a patent of our proprietary call tracking technology developed by SharpSpring; but we have not applied for patent protection of our other licensed technologies or processes with the US Patent and Trademark Office; if we fail to obtain a patent for our proprietary call tracking technology, or fail to obtain patents on our other technologies and processes, we may be unable to adequately protect our intellectual property, especially if the designs and materials used in our products are replicated by our competitors. Further, even if we file for patent protection, there is no assurance that it will be approved by the US Patent and Trademark Office.

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

We may be the subjected of intentional cyber disruptions and attacks.

We expect to be an ongoing target of attacks specifically designed to impede the performance of our products. Experienced computer programmers, or hackers, may attempt to penetrate our network security or the security of our data centers and IT environments. These hackers, or others, which may include our employees or vendors, may cause interruptions of our services. Although we continually seek to improve our countermeasures to prevent and detect such incidents, if these efforts are not successful, our business operations, and those of our customers, could be adversely affected, losses or theft of data could occur, our reputation and future sales could be harmed, governmental regulatory action or litigation could be commenced against us and our business, financial condition, operating results and cash flow could be materially adversely affected.

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

Existing federal, state and foreign laws regulate Internet tracking software, the senders of commercial emails and text messages, website owners and other activities, and could impact the use of our marketing tools and potentially subject us to regulatory enforcement or private litigation.

Certain aspects of how our customers utilize our marketing tools are subject to regulations in the United States, European Union and elsewhere. New and expanding “Do Not Track” regulations have recently been enacted or proposed that protect users' right to choose whether or not to be tracked online. These regulations seek, among other things, to allow consumers to have greater control over the use of private information collected online, to forbid the collection or use of online information, to demand a business to comply with their choice to opt out of such collection or use, and to place limits upon the disclosure of information to third party websites. These policies could have a significant impact on the operation of our marketing software and could impair our attractiveness to customers, which would harm our business.

Customers and potential customers in the healthcare, financial services and other industries are subject to substantial regulation regarding their collection, use and protection of data and may be the subject of further regulation in the future. Accordingly, these laws or significant new laws or regulations or changes in, or repeals of, existing laws, regulations or governmental policy may change the way these customers do business and may require us to implement additional features or offer additional contractual terms to satisfy customer and regulatory requirements, or could cause the demand for and sales of our marketing software to decrease and adversely impact our financial results.

In addition, U.S., state and foreign jurisdictions are considering and may in the future enact legislation or laws restricting the ability to conduct marketing activities in mobile, social and web channels. Any of the foregoing existing or future restrictions could require us to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers, or increase our operating costs or otherwise harm our business. We may be unable to pass along those costs to our customers in the form of increased subscription fees.

While these laws and regulations generally govern our customers’ use of our marketing tools, we may be subject to certain laws as a data processor on behalf of, or as a business associate of, our customers. For example, these laws and regulations governing the collection, use and disclosure of personal information include, in the United States, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Gramm-Leach-Bliley Act of 1999 and state breach notification laws, and internationally, the Data Protection Directive in the European Union and the Federal Data Protection Act in Germany. If we were found to be in violation of any of these laws or regulations as a result of government enforcement or private litigation, we could be subjected to civil and criminal sanctions, including both monetary fines and injunctive action that could force us to change our business practices, all of which could adversely affect our financial performance and significantly harm our reputation and our business.

Privacy concerns and consumers' acceptance of Internet behavior tracking may limit the applicability, use and adoption of our marketing software.

Privacy concerns may cause consumers to resist providing the personal data necessary to allow our customers to use our services effectively. We have implemented various features intended to enable our customers to better protect consumer privacy, but these measures may not alleviate all potential privacy concerns and threats. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our services in certain industries. In addition to government activity, privacy advocacy groups and the technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. There are numerous lawsuits in process against various technology companies that collect and use personal information. If those lawsuits are successful, it could impact the way we conduct our business and adversely affect our financial results. The costs of compliance with, and other burdens imposed by, the foregoing laws, regulations, policies and actions may limit the use and adoption of our cloud-based marketing software and reduce overall demand for it, or lead to significant fines, penalties or liabilities for any noncompliance or loss of any such action.

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

Risks Related To Owning Our Securities

We anticipate making significant earn out payments related to our SharpSpring and GraphicMail acquisitions which could dilute your ownership of our common stock.

We may be required to pay earn out consideration of up to (i) $10.0 million in connection with our SharpSpring acquisition, which will be paid 60% in cash and 40% in stock; and (ii) $0.8 million in connection with our GraphicMail acquisition, which will be paid 50% in cash and 50% in stock. If these earn out milestones are achieved and become fully payable, we will need to fund approximately $6.8 million of cash payments in April 2016 and issue a significant number of shares of our common stock. Therefore, we will need to raise additional capital before April 2016, which may not be available to us on favorable terms, which could dilute your ownership of our common stock.

We may need additional capital in the future, which may not be available to us on favorable terms, or at all, and may dilute your ownership of our common stock.

We have historically relied on outside financing and cash from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financing in the future to:

• •	make earn out payments in connection with our SharpSpring and GraphicMail acquisitions; fund our operations;
•	respond to competitive pressures;
•	take advantage of strategic opportunities, including more rapid expansion of our business or the acquisition of complementary products, technologies or businesses; and
•	develop new products or enhancements to existing products.

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

Our common stock is traded on The NASDAQ Capital Market and, despite certain increases of trading volume from time to time, there have been periods when the market for our common stock could be considered “thinly-traded,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. Finance transactions resulting in a large amount of newly issued shares that become readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our stock. We currently have outstanding a total of 2,778,770 shares of restricted common stock that are held by certain stockholders. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

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

Our quarterly operating results may fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Some of the important factors that could cause our revenue and operating results to fluctuate from quarter to quarter include:

•	our ability to retain existing customers, attract new customers and satisfy our customers’ requirements;
•	general economic conditions;
•	changes in our pricing policies;
•	our ability to expand our business;
•	Our ability to successfully integrate our acquired businesses;
•	new product and service introductions;
•	technical difficulties or interruptions in our services;
•	the timing of additional investments in our hardware and software systems;
•	regulatory compliance costs;
•	costs associated with future acquisitions of technologies and businesses; and
•	extraordinary expenses such as litigation or other dispute-related settlement payments.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We currently have one independent research analyst covering our stock and may not obtain additional research coverage by securities and industry analysts. If no additional securities or industry analysts commence coverage of us, the trading price for our common stock could be negatively affected. In the event any analyst who covers us downgrades our securities, the price of our securities would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and its trading volume to decline.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None

ITEM 2.

PROPERTIES

Our corporate headquarters is located in Nashua, NH. We have additional offices in Gainesville, FL; Cambridge, MA; Kiev, Ukraine; Odessa, Ukraine; Geneva, Switzerland and Cape Town, South Africa. Presently, we rent all of the offices.

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

		High	Low

2013*	1st Quarter	$7.25	$5.05
	2nd Quarter	$5.50	$4.25
	3rd Quarter	$5.95	$4.35
	4th Quarter	$9.25	$1.43

2014	1st Quarter	$10.00	$5.93
	2nd Quarter	$6.50	$5.87
	3rd Quarter	$6.70	$5.95
	4th Quarter	$6.65	$5.42

*The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions or a liquid trading market. The prices also give pro forma effect to the 1-for-5 reverse stock split of our outstanding shares of common stock that occurred on December 26, 2013.

Stockholders

As of March 24, 2015 we have a total of 5,462,661 shares of common stock outstanding, held of record by approximately 70 stockholders. We do not have any shares of preferred stock outstanding.

Dividends

Our Company began paying regular cash dividends during the year ended December 31, 2012. During fiscal year 2014 and 2013, our Company distributed quarterly dividends of $2,459,711 and $1,255,936, respectively, in cash to its stockholders. Our Company did not distribute a cash dividend in the first quarter of 2015.

No restrictions limit our ability to pay cash dividends on our common stock. The payment of cash dividends in the future is contingent upon our Company's revenues and earnings, capital requirements and general financial condition. Our board of directors presently has no intention to resume paying cash dividends in the foreseeable future. The payment of any dividends is within the discretion of our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2014.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	805,840	$5.51	445,993
Equity compensation plans not approved by security holders (2)	200,973	$6.07	-0-
Total	1,006,813	$5.62	495,993

(1)

Reflects our 2010 Employee Stock Plan, as amended for the benefit of our directors, officers, employees and consultants. We have reserved 1,350,000 shares of common stock for such persons pursuant to that plan.

(2)	Comprised of common stock purchase warrants we issued for services.

Recent Sales of Unregistered Securities

During the period covered by this report, our Company issued the following securities without registering the securities under the Securities Act:

Securities issued for services

Date	Security
February 2014	Common stock – 750 shares of common stock. The common stock was valued at $5,000.

February 2014	Warrant – right to buy 80,000 shares of common stock at $7.8125 per share for professional services.

May 2014	Common stock – 1,212 shares of common stock. The common stock was valued at $7,500.

August 2014	Common stock – 5,171 shares of common stock. The common stock was valued at $32,276.

October 2014	Common stock – 1,203 shares of common stock. The common stock was valued at $7,500.

Securities issued pursuant to our Employee Stock Plan

Date	Security
January 2014	Stock options – right to buy 76,000 shares of common stock at $7.50 per share.

February 2014	Stock options – right to buy 15,000 shares of common stock at $6.34 per share.

May 2014	Stock options – right to buy 18,400 shares of common stock at $6.10 per share and 5,000 shares at $6.08 per share.

June 2014	Stock options – right to buy 15,000 shares of common stock at $6.04 per share.

August 2014	Stock options – right to buy 50,000 shares of common stock at $6.29 per share and 5,000 shares at $6.05 per share.

September 2014	Stock options – right to buy 76,000 shares of common stock at $6.43 per share.

November 2014	Stock options – right to buy 49,500 shares of common stock at $6.34 per share and 4,000 shares at $6.51 per share.

December 2014	Stock options – right to buy 12,000 shares of common stock at $6.04 per share.

Securities issued as consideration for acquisition

Date	Security
October 2014	Common stock – 423,426 shares of common stock. The common stock was valued at $2.6 million.

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

Background Overview

We provide SaaS based marketing technologies, ranging from advanced marketing automation tools to email delivery services. Our marketing automation solution (SharpSpring) allows customers to track a potential customer from an early stage and nurture that potential customer using marketing automation techniques until it becomes a qualified sales lead or customer. Our email marketing solution (GraphicMail) allows customers to conduct email marketing campaigns using template-driven tools with easy-to-use graphical interfaces and associated analytics. Our SMTP relay service provides customers with the ability to increase the deliverability of email with less time, cost and complexity than handling it themselves.

We believe our growth since inception has been driven by the combination of our technological offering with our excellent service and support, all offered at competitive pricing. We currently operate in over 100 countries worldwide, with approximately half of our revenues coming from the United States and half of our revenues being derived overseas. We employ a subscription-based revenue model. We also earn revenues from additional usage charges that may come into effect when a customer exceeds its quota, as well as fees earned for related products and services.

On August 15, 2014, we acquired substantially all the assets and assumed certain liabilities of SharpSpring LLC, a Delaware limited liability company, which were assigned to our wholly owned subsidiary SharpSpring, Inc. (“SharpSpring”). SharpSpring engages in the business of creating, marketing, and selling software that provides marketing automation, call tracking, and website traffic analysis and customer relationship management. It is a cloud-based marketing automation platform that enables users to connect with customers and build relationships to drive revenue.

On October 17, 2014, we acquired the GraphicMail group companies (“GraphicMail”) consisting of InterInbox SA, a Swiss corporation, ERNEPH 2012A (Pty) Ltd. dba ISMS, a South African limited company, ERNEPH 2012B (Pty) Ltd. dba GraphicMail South Africa, a South African limited company, and Quattro Hosting LLC, a Delaware limited liability company. GraphicMail operates as an email service provider, enabling customers to create content and manage emails being sent to customers and distribution lists.

Unless the context otherwise requires, all references to “SMTP,” “our Company,” “we,” “our” or “us” and other similar terms means SMTP, Inc., a Delaware corporation, inclusive of SharpSpring, Inc., a Delaware corporation and GraphicMail group companies as of the dates of their respective acquisitions.

Results of Operations

				Percent
			Change from	Change from
Net Revenues	2014	2013	Prior Year	Prior Year

Year Ended December 31,	$7,499,497	$5,753,929	$1,745,568	30.3%

Revenues increased for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily due to the acquisitions of GraphicMail and SharpSpring. In addition, during the first half of 2014, we drove year over year organic growth of our SMTP relay business versus 2013 by adding new customers and expanding existing relationships with customers.

				Percent
			Change from	Change from
Cost of Service	2014	2013	Prior Year	Prior Year

Year Ended December 31,	$1,715,613	$1,049,325	$666,288	63.5%

Cost of services increased for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to increased revenues and incremental business from the acquisitions of GraphicMail and SharpSpring. As a percentage of revenues, cost of services were 21% and 18% of net revenues for the years ended December 31, 2014 and 2013, respectively, reflecting a lower gross margin for our newly acquired SharpSpring product as we invest in resources to support the future growth of that product.

				Percent
			Change from	Change from
Sales and Marketing	2014	2013	Prior Year	Prior Year

Year Ended December 31,	$1,832,966	$817,971	$1,014,995	124.1%

Sales and marketing expenses increased for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to acquisitions of GraphicMail and SharpSpring and due to the increase in sales and marketing wages due to recent hires.

				Percent
			Change from	Change from
Research and Development	2014	2013	Prior Year	Prior Year

Year Ended December 31,	$803,427	$234,581	$568,846	242.5%

Research and development expenses increased for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to additional expenses relating to our acquisitions of SharpSpring and GraphicMail, each of which had product development groups.

				Percent
			Change from	Change from
General and Administrative	2014	2013	Prior Year	Prior Year

Year Ended December 31,	$3,136,612	$1,710,702	$1,425,910	83.4%

General and administrative expenses increased for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to the acquisitions of SharpSpring and GraphicMail, and the addition of new resources hired to support general business growth. Other increases were related to increased legal and professional services costs associated with our acquisitions in our third and fourth quarter and our stock offering during the first quarter of 2014.

				Percent
			Change from	Change from
Earn Out Liability Adjustment	2014	2013	Prior Year	Prior Year

Year Ended December 31,	$682,000	$—	$682,000	N/A

During the fourth quarter of 2014, we incurred a charge of $682,000 related to an adjustment to the earn out liability for SharpSpring. The acquisition of SharpSpring included liability-based contingent consideration which was re-measured in the fourth quarter of 2014, resulting in an additional charge of $682,000 that is recorded on the income statement.

				Percent
			Change from	Change from
Other Income (Expense)	2014	2013	Prior Year	Prior Year

Year Ended December 31,	$(16,278)	$—	$(16,278)	N/A

Other income (expense) is related to foreign exchange gains and losses of $6,686 and a loss on sale of fixed assets of $10,172 and is an immaterial component of our income statement.

				Percent
			Change from	Change from
Income Tax Benefit (Expense)	2014	2013	Prior Year	Prior Year

Year Ended December 31,	$(131,258)	$668,155	$(799,413)	(119.6)%

Changes in our income tax expense related primarily to differences in pretax income during the years ended December 31, 2014 and 2013, respectively, and the effects of certain balancing items to our tax returns that vary from year to year.

				Percent
			Change from	Change from
Net Income (Loss)	2014	2013	Prior Year	Prior Year

Year Ended December 31,	$(841,212)	$1,272,963	$(2,114,175)	(166.1)%

Changes in net income (loss) for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was due to increases in cost of services and operating expenses related to corporate development and our acquisitions of SharpSpring and GraphicMail, each of which is described above.

Liquidity and Capital Resources

Our primary source of cash inflows are net remittances from customers for our services. Such payments are sometimes received in advance of providing the services, yielding a deferred revenue liability on our balance sheet. In addition, we raised approximately $10.5 million (net) during a stock offering in the first quarter of 2014.

Our primary sources of cash outflows include payroll, income tax payments and payments to vendors and third party service providers. With the exception of income taxes, which occur on a periodic basis, cash outflows typically occur in close proximity of expense recognition. During 2014, we also used cash for our SharpSpring and GraphicMail acquisitions.

Years Ended December 31, 2014 and 2013

Net cash provided by operating activities decreased $1,521,357, or 78%, to $427,186 for the year ended December 31, 2014, compared to $1,948,543 for the year ended December 31, 2013. The decrease of cash provided by operating activities was primarily attributable to lower profits during 2014 compared to 2013 as described above, offset by higher adjustments for non-cash income items such as depreciation and amortization and the earn out liability adjustment. Specifically, we had an increase in depreciation and amortization of $322,388, an increase in other assets of $305,167, an increase in deferred revenue of $291,414, offset by a decrease in income taxes payable of $560,286, a decrease in deferred income taxes of $594,951 and a decrease in net income (loss) of approximately $2,114,175.

Net cash used in investing activities was $7,442,237 and $287,475 during the year ended December 31, 2014, and 2013, respectively. During the year ended December 31, 2014, investing activities consisted of acquisitions of SharpSpring and GraphicMail totaling $7,380,603, purchases of fixed assets of $66,764 and proceeds from the sale of fixed assets of $5,130. During the year ended December 31, 2013, investing activities consisted of the purchase of software licenses and investments in servers and computers for employees of $287,475.

Net cash provided by (used in) financing activities was $8,115,306 and ($713,826) during the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, financing activities consisted primarily of proceeds from the issuance of common stock of $10,508,174, partially offset by dividends paid to shareholders of $2,459,711 and excess tax benefits from share-based payment arrangements of $66,843. During the year ended December 31, 2013, financing activities consisted primarily of dividends paid of $1,255,936, partly offset from proceeds from the issuance of common stock of $471,301 and excess tax benefits from share-based payment arrangements of $70,809.

We had net working capital of $2,210,786 as of December 31, 2014 and $1,467,903 as of December 31, 2013. The increase in net working capital as of December 31, 2014 was primarily attributable to our increased cash, which increased to $2,825,520 at December 31, 2014 compared to $1,731,243 at December 31, 2013.

Public Offering of Common Stock. During February 2014 we closed on an $11,500,000 underwritten public offering of our common stock, including the exercise of the entire over-allotment option granted to the underwriters. The net proceeds to our Company after underwriting discounts and commissions and other expenses approximated $10,446,000.

Contractual Obligations

We rent our facilities with leases ranging from month-to-month to several years in duration. Most of our service contracts are also on a month-to-month basis. However, we entered into several non-cancelable service contracts during 2013 and 2014. Future minimum lease payments and payments due under non-cancelable service contracts are as follows as of December 31:

2015	$261,758
2016	218,756
2017	97,134
2018	5,948
2019	—
Thereafter	—
$583,596

Significant Accounting Policies

Our significant accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. We have consistently applied these policies in all material respects. We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2014 due to gaps in segregation of duties and documentation of management’s assessment of internal controls. Management intends to improve the structure and documentation of internal controls in the future.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2015.

SMTP, Inc.

By:	/s/ Jonathan M. Strimling
Jonathan M. Strimling
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan M. Strimling	Chief Executive Officer (Principal Executive Officer), Director	March 31, 2015
Jonathan M. Strimling

/s/ Edward Lawton	Chief Financial Officer (Principal Financial Officer)	March 31, 2015
Edward Lawton

/s/ Semyon Dukach	Chair of the Board of Directors	March 31, 2015
Semyon Dukach

/s/ Vadim Yasinovsky	Director	March 31, 2015
Vadim Yasinovsky

/s/ John L. Troost	Director	March 31, 2015
John L. Troost

/s/ David A. Buckel	Director	March 31, 2015
David A. Buckel

Report of Independent Registered Public Accounting Firm

To the Board of Directors

SMTP, Inc.

We have audited the accompanying consolidated balance sheets of SMTP, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), changes in shareholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SMTP, Inc as of December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ McConnell & Jones, LLP

Houston, Texas

March 31, 2015

4828 Loop Central Drive, Suite 1000

Houston, TX 77081

Phone: 713.968.1600

WWW.MCCONNELLJONES.COM

SMTP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013

Assets

Cash and cash equivalents	$2,825,520	$1,731,243
Accounts receivable	393,922	25,024
Deferred income taxes	240,648	97,088
Income taxes receivable	328,807	—
Other current assets	197,719	116,522
Total current assets	3,986,616	1,969,877
Property and equipment, net	281,555	327,342
Goodwill	8,901,106	—
Other intangible assets, net	7,895,238	—
Deferred income taxes	612,941	136,446
Deposits and other	30,172	29,995
Total assets	$21,707,628	$2,463,660

Liabilities and Shareholders' Equity

Deferred revenue	$1,006,031	$334,328
Deferred income taxes	2,119	—
Income taxes payable	14,622	144,280
Accounts payable	397,262	79,572
Accrued expenses and other current liabilities	355,796	30,139
Total current liabilities	1,775,830	588,319

Earn out liability	7,679,311	—
Total liabilities	$9,455,141	$588,319

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,447,528 and 3,127,598 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	5,447	3,128
Additional paid in capital	13,248,992	1,855,186
Accumulated deficit	(824,185)	17,027
Accumulated other comprehensive loss	(177,767)	—
Total shareholders' equity	12,252,487	1,875,341

Total liabilities and shareholders' equity	$21,707,628	$2,463,660

See accompanying notes to the consolidated financial statements.

SMTP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 31,
	2014	2013

Revenue	$7,499,497	$5,753,929
Cost of services	1,715,613	1,049,325
Gross profit	5,783,884	4,704,604
Operating expenses:
Sales and marketing	1,832,966	817,971
Research and development	803,427	234,581
General and administrative	3,136,612	1,710,702
Earn out liability adjustment	682,000	—
Amortization of intangible assets	285,071	232

Total operating expenses	6,740,076	2,763,486

Operating income (loss):	(956,192)	1,941,118
Other income (expense)	(16,278)	—

Income (loss) before income taxes	(972,470)	1,941,118
Provision (benefit) for income tax	(131,258)	668,155
Net income (loss)	$(841,212)	$1,272,963

Basic net income (loss) per share	$(0.17)	$0.42
Diluted net income (loss) per share	$(0.17)	$0.41
Shares used in computing basic net income (loss) per share	4,913,903	3,004,541
Shares used in computing diluted net income (loss) per share	4,913,903	3,069,273
Other comprehensive income (loss):
Foreign currency translation adjustment	(177,767)	—
Comprehensive income (loss)	$(1,018,979)	$1,272,963

See accompanying notes to the consolidated financial statements.

SMTP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

				Accumulated	Retained
			Additional	Other	Earnings
	Common Stock		Paid in	Comprehensive	(Accumulated
	Shares	Amount	Capital	Loss	Deficit)	Total
Balance, December 31, 2012	2,953,450	$2,953	$736,427	$—	$—	$739,380
Stock based compensation - stock options	—	—	212,946	—	—	212,946
Warrant for services rendered	—	—	188,077	—	—	188,077
Dividends paid to shareholders	—	—	—	—	(1,255,936)	(1,255,936)
Issuance of common stock for cash	143,569	144	471,158	—	—	471,302
Issuance of common stock for services	30,579	31	175,769	—	—	175,800
Tax benefit from stock-based award activity, net	—	—	70,809	—	—	70,809
Net income	—	—	—	—	1,272,963	1,272,963
Balance, December 31, 2013	3,127,598	3,128	1,855,186	—	17,027	1,875,341
Stock based compensation - stock options	—	—	560,960	—	—	560,960
Dividends paid to shareholders	—	—	(2,459,711)	—	—	(2,459,711)
Issuance of common stock for cash	1,888,168	1,888	10,506,286	—	—	10,508,174
Issuance of common stock for services	8,336	8	52,267	—	—	52,275
Issuance of common stock related to acquisition	423,426	423	2,667,161	—	—	2,667,584
Tax benefit from stock-based award activity, net	—	—	66,843	—	—	66,843
Foreign currency translation adjustment	—	—	—	(177,767)	—	(177,767)
Net loss	—	—	—	—	(841,212)	(841,212)
Balance, December 31, 2014	5,447,528	$5,447	$13,248,992	$(177,767)	$(824,185)	$12,252,487

See accompanying notes to the consolidated financial statements.

SMTP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$(841,212)	$1,272,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	424,701	102,313
Excess tax benefits from share-based payment arrangements	(66,843)	(70,809)
Non-cash stock compensation	650,734	576,822
Non-cash earn out liability adjustment	682,000	—
Deferred income taxes	(617,852)	(22,901)
(Gain)/loss on disposal of property and equipment	10,172	—
Changes in operating assets and liabilities:
Accounts receivable	(153,056)	13,128
Other assets	254,738	(50,429)
Income taxes payable	(387,787)	172,499
Accounts payable, accruals and other current liabilities	196,908	(28,312)
Deferred revenue	274,683	(16,731)
Net cash provided by operating activities	427,186	1,948,543

Cash flows from investing activities
Acquisition of business, net of cash acquired	(7,380,603)	—
Purchases of property and equipment	(66,764)	(287,475)
Proceeds from the sale of property and equipment	5,130	—
Net cash used in investing activities	(7,442,237)	(287,475)

Cash flows provided by (used in) financing activities:
Dividends to shareholders	(2,459,711)	(1,255,936)
Proceeds from issuance of common stock	10,508,174	471,301
Excess tax benefits from share-based payment arrangements	66,843	70,809
Net cash provided by (used in) financing activities	8,115,306	(713,826)

Effect of exchange rate on cash	(5,978)	—

Change in cash and cash equivalents	1,094,277	947,242

Cash and cash equivalents, beginning of year	1,731,243	784,001

Cash and cash equivalents, end of year	$2,825,520	$1,731,243

Supplemental information on consolidated statements of cash flows:
Cash paid for income taxes	$803,500	$708,000

Supplemental information on non-cash investing and financing activities:
Issuance of common stock to acquire GraphicMail	$2,684,138	$—
Contingent earn-out liability from acquisition of GraphicMail and SharpSpring	$6,997,311	$—

See accompanying notes to the consolidated financial statements.

SMTP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization

The Company was incorporated in Massachusetts on October 14, 1998 as EMUmail, Inc. and changed our name on April 1, 2010 to SMTP.com, Inc. The Company focuses on providing cloud-based email services to its customers. Historically, the company has provided email delivery services but the recent acquisitions of SharpSpring and GraphicMail now allow it to serve the broader markets of campaign management and marketing automation. The Company’s services are marketed directly by the Company and through reseller partners.

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

On August 15, 2014, the Company acquired substantially all the assets and assumed the liabilities of SharpSpring LLC. On October 17, 2014, the Company acquired substantially all of the outstanding equity of the GraphicMail, group companies. See Note 3 for details of these acquisitions.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Our Consolidated Financial Statements include the accounts of SMTP, Inc. and our subsidiaries (“SMTP”). Our Consolidated Financial Statements reflect the elimination of all significant inter-company accounts and transactions. On August 15, 2014, we completed the purchase of substantially all the assets and assumed the liabilities SharpSpring LLC. On October 17, 2014, we completed the purchase of GraphicMail. The financial results of these entities have been included in our Consolidated Financial Statements from the dates of acquisition. See Note 3.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The Company prospectively amended the cost categories for certain individuals for the year ended December 31, 2014 to better reflect the individual’s respective departments and roles in the organization. This reclassification does not affect the net income (loss) of the Company for the year ended December 31, 2013.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SMTP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Foreign Currencies

The Company’s subsidiaries utilize the US Dollar, Swiss Franc, South African Rand and British Pound as their functional currencies. The assets and liabilities of these subsidiaries are translated at current exchange rates, while revenues and expenses are translated at the average rates in effect for the period. The related translation gains and losses are included in other comprehensive income or loss within the Consolidated Statements of Comprehensive Income (Loss).

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

Accounts Receivable

Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection.  Management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. The Company reserves for receivables that are determined to be uncollectible, if any, in its allowance for doubtful accounts. After the Company has exhausted all collection efforts, the outstanding receivable is written off against the allowance.

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

Goodwill and Impairment

As of December 31, 2014, we had recorded goodwill of $8,901,106. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the SharpSpring and GraphicMail acquisitions (See Note 5). Under FASB ASC 350, “Intangibles - Goodwill and Other” deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-10, and written down when impaired.

SMTP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income Taxes

Provision for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB ASC 740, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

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

Property and equipment as of December 31 is as follows:

	December 31,
	2014	2013
Property and equipment, net:
Leasehold improvements	$18,154	$16,245
Furniture and fixtures	84,377	13,619
Computer equipment and software	496,429	427,286
Construction in progress	—	15,453
Total	598,960	472,603
Less: Accumulated depreciation and amortization	(317,405)	(145,261)
	$281,555	$327,342

Useful lives are as follows:

Leasehold improvements	3-5 years
Furniture and fixtures	3-5 years
Computing equipment	3 years
Software	3-5 years

SMTP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

For the Company’s internet-based SMTP email delivery product and GraphicMail email product, the services are offered over various contractual periods for a fixed fee that varies based on a maximum volume of transactions. Revenues are typically paid by clients via credit card, check or wire payments at the inception of the contractual period. Revenue is recognized on a straight-line basis over the contractual period. If the customer’s transactions exceed contractual volume limitations, overages are charged and recorded in the periods in which the transaction overages occur.

Certain of the Company’s GraphicMail customers are sold through third party resellers. In some cases, we allow the third party resellers to collect the funds directly from the customer, withhold their own reseller fee, and remit the net amount owed back to the Company. In those situations, because the Company is the primary obligor in the arrangement, the Company records the gross revenue and expenses such that 100% of the end customer revenue is reported by the Company and a corresponding expense is recorded for the reseller fee.

For the Company’s internet-based marketing automation solution, the services are typically offered on a month-to-month basis with a fixed fee charged each month depending on the size of the engagement with the customer. Monthly fees are recorded as revenue during the month they are earned. Some customers are charged annually, for which revenues are deferred and recorded ratably over the subscription period. Additionally, some customers were charged an up-front prepayment that is credited back over the course of the first year, which is recorded as revenue ratably over the first year of service. Some customers were also charged an upfront implementation and training fee. The upfront implementation and training fees represent short-term “use it or lose it” services offered for a flat fee. Such flat fees are recognized over the service period, which is 60 days.

The Company offers refunds on a pro-rata basis at any time during the contractual period. The Company also experiences credit card chargebacks relating to cardholder disputes that are commonly experienced by businesses that accept credit cards. The Company makes estimates for refunds and credit card chargebacks based on historical experience.

Deferred Revenue

The Company’s customers pay for services in advance on a periodic basis (such as monthly, quarterly, annually or bi-annually). Deferred revenue consists of payments received in advance of the Company’s providing the services. Deferred revenues are amortized on a straight-line basis in connection with the contractual period or recorded when the services are used.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents. At December 31, 2014 and 2013, the Company had cash balances at financial institutions that exceed federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the years ended December 31, 2014, and 2013, there were no customers that accounted for more than 10% of total revenue.

Cost of Services

Cost of services consists primarily of the direct labor costs, software costs, and fees paid to resellers of the Company’s product.

SMTP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Note 3: Acquisitions

The Company pursues strategic acquisitions from time to time to leverage its existing capabilities and further build its business. Such acquisitions are accounted for as business combinations pursuant to ASC 805 “Business Combinations.” Under this ASC, acquisition and integration costs are not included as components of consideration transferred, but are accounted for as expenses in the period in which the costs are incurred.

SharpSpring

On August 15, 2014, the Company acquired substantially all the assets and assumed the liabilities of SharpSpring LLC, a Delaware limited liability company for a cash payment of $5,000,000 plus potential earn out consideration of $10,000,000 that is contingent on the SharpSpring LLC product achieving certain levels of revenue in 2015. The earn out consideration, if met, will be paid 60% in cash and 40% in stock following the audit of the 2015 financial statements. The acquired assets and liabilities were assigned to SMTP’s wholly owned subsidiary SharpSpring, Inc. (“SharpSpring”), SharpSpring is a cloud-based marketing automation platform that enables users to connect with customers and build relationships to drive revenue through marketing automation, call tracking and customer relationship management.

The following table presents the components of the initial purchase price consideration:

Cash consideration	$5,000,000
Earn out liability	6,963,000
Liabilities assumed	149,841
Total purchase price	$12,112,841

SMTP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Goodwill of $8,407,227 was recorded. Goodwill will not be amortized but instead tested for impairment at least annually (more frequently if certain indicators are present). The $8,407,227 of goodwill as of December 31, 2014 is not expected to be deductible for tax purposes. Goodwill arose primarily as a result of the expected future growth of the SharpSpring product and the assembled workforce.

Pursuant to the Asset Purchase Agreement, the Company is liable for an earn out of up to $10,000,000, payable 60% in cash and 40% in stock, depending on SharpSpring achieving certain revenue levels in 2015. The Company utilized the income approach to estimate the fair value of the earn out. The Company analyzed scenarios and determined a probability weighting for each scenario. The Company calculated the earn out payments based on the respective revenues for each scenario and then weighted the resulting payment by the probabilities of achieving each scenario. In order to calculate an appropriate risk-adjusted discount rate for the earn out, the Company calculated the weighted average cash-flows of the business based on the three scenarios and their respective weightings. The Company then calculated an implied internal rate of return (“IRR”) of 18.9%, which is the discount rate necessary in order to reconcile the weighed cash-flows of the three scenarios to the total purchase price including the earn out payment. The earn out payment was then discounted by the 18.9% IRR. Based on these methods and the Company’s assessment of meeting those revenue levels in 2015, an earn out liability of $6,963,000 was recorded as a liability during purchase accounting. This was re-measured in the fourth quarter of 2014, resulting in an additional charge of $682,000 that is recorded on the consolidated statement of operations for the year ended December 31, 2014. The company will continue to refine the projection of SharpSpring revenue levels in 2015 compared to the earn out revenue levels and adjust the liability accordingly through the consolidated statements of comprehensive income (loss).

As of December 31, 2014, management had not yet completed its final evaluation of the fair value of certain intangible and personal property assets acquired. Changes related to the fair values during the measurement period may have an impact on the allocation of the purchase price, including values assigned to assets, liabilities and the amount of estimated goodwill represented in the table above.

SMTP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

GraphicMail

On October 17, 2014, we acquired 100% of the equity interest owned, directly or indirectly, in GraphicMail group companies (“GraphicMail”) consisting of InterInbox SA, a Swiss corporation, ERNEPH 2012A (Pty) Ltd. dba ISMS, a South African limited company, ERNEPH 2012B (Pty) Ltd. dba GraphicMail South Africa, a South African limited company, and Quattro Hosting LLC, a Delaware limited liability company. The acquisition consideration consisted of $5.3 million, $2.6 million of which was paid in cash and $2.7 million of which was paid in stock, plus potential earn out consideration of $0.8 million based on achieving certain revenue levels in 2015 (paid 50% in cash and 50% in stock). On October 17, 2014, the Company issued 423,426 unregistered shares of common stock which represents the $2.7 million portion of the consideration. GraphicMail operates as an email service provider, enabling customers to create content and manage emails being sent to customers and distribution lists.

The following table presents the components of the initial purchase price consideration:

Cash consideration	$2,636,830
Stock consideration	2,684,138
Earn out liability	36,000
Liabilities assumed	663,704
Total purchase price	$6,020,672

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

The following represents the initial allocation of the purchase price to the acquired net tangible and intangible assets acquired and liabilities assumed of GraphicMail. These amounts are provisional and subject to finalization in future accounting periods.

Total purchase price	$6,020,672
Less:
Net tangible assets acquired	(730,276)
Net intangible assets acquired	(4,779,000)
Goodwill	$511,396

Acquired intangible assets include trade names which are to be amortized over its estimated useful life of five years, and technology and customer relationships which are to be amortized over its estimated useful life of 11 years.

Goodwill will not be amortized but instead tested for impairment at least annually (more frequently if certain indicators are present) and is not expected to be deductible for tax purposes. Goodwill arose primarily as a result of the expected future growth of the GraphicMail product and the assembled workforce.

SMTP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pursuant to the Asset Purchase Agreement, the Company is liable for an earn out of up to $0.8 million, on GraphicMail achieving certain revenue levels in 2015. The Company utilized the income approach to estimate the fair value of the earn out. The Company analyzed scenarios and determined a probability weighting for each scenario. The Company calculated the earn out payments based on the respective revenues for each scenario and then weighted the resulting payment by the probabilities of achieving each scenario. In order to calculate an appropriate risk-adjusted discount rate for the earn out, the Company calculated the weighted average cash-flows of the business based on the three scenarios and their respective weightings. The Company then calculated an implied internal rate of return (“IRR”) of 29.8%, which is the discount rate necessary in order to reconcile the weighed cash-flows of the three scenarios to the total purchase price including the earn out payment. The earn out payment was then discounted by the 29.8% IRR. Based on these methods and the Company’s assessment of meeting those revenue levels in 2015, an earn out liability of $36,000 was recorded as a liability during purchase accounting. The company will continue to refine the projection of GraphicMail revenue levels in 2015 compared to the earn out revenue levels and adjust the liability accordingly through the consolidated statement of operations.

As of December 31, 2014, management had not yet completed its final evaluation of the fair value of certain intangible and personal property assets acquired. Changes related to the fair values during the measurement period may have an impact on the allocation of the purchase price, including values assigned to assets, liabilities and the amount of estimated goodwill represented in the table above.

Pro Forma Results of Operations (Unaudited)

The following table summarizes selected unaudited pro forma consolidated statements of operations data for the year ended December 31, 2014 and 2013 as if both of the acquisitions had been completed at the beginning of the year.

	Year Ended December 31,
	2014	2013

Net revenues	$10,594,621	$9,673,502
Gross profit	$8,541,467	$7,573,536
Net income (loss)	$(2,561,293)	$(660,409)
Net income (loss) per common share:
Basic	$(0.52)	$(0.22)
Diluted	$(0.52)	$(0.22)

This selected unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisitions had been completed on that date. Moreover, this information does not indicate what the Company's future operating results will be. The information for 2013 and 2014 prior to the acquisitions is included based on prior accounting records maintained by the acquired companies. In some cases, accounting policies differed materially from accounting policies adopted by the Company following the acquisitions. Specifically, the accounting for GraphicMail revenue collected by third-party resellers was reported on a net basis prior to the acquisition and reported on a gross basis following the Company’s acquisition of GraphicMail based on the Company’s interpretation of US GAAP. For 2014, this information includes actual data recorded in our financial statements for the period subsequent to the date of the acquisition. The Company’s consolidated statement of operations for the year ended December 31, 2014 include net revenue and net loss of $1,602,587 and $1,332,912, respectively, attributable to the acquisitions.

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

SMTP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5: Goodwill and Other Intangible Assets

The following tables set forth the initial information for intangible assets subject to amortization and for intangible assets not subject to amortization. These amounts are provisional and subject to finalization in future accounting periods.

	As of December 31, 2014
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$381,473	$16,819	$364,654
Technology	4,095,892	131,391	3,964,501
Customer relationships	3,699,237	133,154	3,566,083
Unamortized intangible assets:	$8,176,602	$281,364	$7,895,238
Goodwill			8,901,106
Total intangible assets			$16,796,344

Estimated amortization expense for 2015 and subsequent years is as follows:

2015	$1,514,792
2016	1,400,670
2017	1,159,272
2018	988,313
2019	771,531
Thereafter	2,060,660
Total	$7,895,238

Amortization expense for the year ended December 31, 2014 and 2013 was $285,071 and $232, respectively.

Note 6: Shareholders’ Equity

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

On June 20, 2013, as part of the investment agreement, the Company filed with the Securities Exchange Commission a Form S-1 for the registration of its Common Stock, $0.001 par value. The amount of shares to be registered was 500,000 shares. The S-1 became effective on June 27, 2013. Since June 27, 2013, the date the Registration Statement was declared effective, through December 5, 2013, the date the Company terminated the Investment Agreement, the Company sold 84,669 shares of its common stock to Dutchess Opportunity Fund II, LP, for total net proceeds of $397,678.

During 2012, the Company paid $386,563 of dividends in excess of retained earnings which created an accumulated deficit of $386,563 as of December 31, 2012 in the statement of Stockholders’ equity. According to SAB Topic 3.C. Question 1, for SEC registrants, if an accumulated deficit exists, the charge for dividends paid should be to additional paid in capital. Therefore, the Company reclassified $386,563 of dividends from accumulated deficit to additional paid in capital for the three month period ended March 31, 2014. Management has concluded that the reclassification of dividends would not require a retrospective adjustment to the consolidated financial statements presented in the form 10 – K for the years ended December 31, 2013 and 2012. The reclassification has no impact on the historical net income, total equity, total assets and total liabilities.

For the years ending December 31, 2014 and 2013, the Company paid quarterly dividends of $2,459,711 and $1,255,936, respectively.

SMTP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On December 26, 2013, the Company filed with the Securities Exchange Commission a Form S-1 registration statement. The S-1 became effective on January 30, 2014. Pursuant to the Form S-1, in February, 2014, the Company registered and sold 1,840,000 shares of common stock, $0.001 par value, in exchange for $11,500,000 in gross proceeds.

On October 17, 2014, the Company issued 423,426 unregistered shares of common stock which represented the $2.7 million portion of the consideration of the GraphicMail acquisition.

Note 7: Net Income Per Share

Computation of net income per share is as follows:

	Year Ended December 31,
	2014	2013

Net income (loss)	$(841,212)	$1,272,963

Basic weighted average common shares outstanding	4,913,903	3,004,541
Add incremental shares for:
Warrants	—	11,255
Stock options	—	53,477
Diluted weighted average common shares outstanding	4,913,903	3,069,273

Net income (loss) per share:
Basic	$(0.17)	$0.42
Diluted	$(0.17)	$0.41

Note 8: Income Taxes

The Company has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Income taxes for years ended December 31, is summarized as follows:

	2014	2013

Current provision	$515,953	$745,852
Payable true-up	55,259	—
Deferred provision (benefit)	(702,470)	(77,697)
Net income tax provision	$(131,258)	$668,155

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	2014		2013
	Amount	Percent	Amount	Percent

Federal statutory rates	$(360,577)	34%	$659,980	34%
State income taxes, net of federal benefit	5,365	(1)%	27,064	1%
Stock options	—	—	27,503	1%
Permanent differences	60,114	(6)%	4,313	0%
Other	97,592	(9)%	(50,705)	(3)%
Foreign	21,135	(2)%	—	—
Valuation Allowance	45,113	(4)%	—	—
Effective rate	$(131,258)	12%	$668,155	33%

SMTP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the components of the Company’s deferred tax assets:

	2014	2013
Deferred tax assets (liabilities) - current:
Accrual to cash	$240,648	$97,088
Total current deferred tax assets (liabilities)	240,648	97,088
Deferred tax assets (liabilities) - long-term:
Stock-based compensation	281,557	86,347
Depreciation	(6,205)	50,099
Intangibles	371,883	—
NOL	10,819	—
Net deferred tax asset valuation allowance	(45,113)	—
Total net deferred tax assets	$853,589	$233,534

In assessing the realizability of deferred tax assets, we have considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the uncertainty of the level of future taxable income over the periods which the Company will realize the benefits of its net deferred tax assets, we believe it is more likely than not that the Company will not fully realize the benefits on the balance of its net deferred tax asset and, accordingly, the Company has established a partial valuation allowance of $45,113 against its net deferred tax assets as of December 31, 2014. No valuation allowance was provided for as of December 31, 2013.

We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

•	Future reversal of existing taxable temporary differences;
•	Taxable income or loss, based on recent results, exclusive of reversing temporary differences and carry forwards; and
•	Tax-planning strategies.

Note 9: Related Party Transactions

Intercompany transactions have been eliminated in our consolidated financial statements. There were no material related party transactions for the years ended December 31, 2014 or 2013.

Note 10: Warrants

On October 29, 2012, in connection with a consulting agreement, the Company issued 90,973 warrants to purchase common stock at an exercise price of $4.90 per share with a term of 5 years. The warrants vest according to the following schedule: 15,163 shares vest immediately and 15,163 shares vest at the end of every thirty day period thereafter until the warrant is 100% vested. For the years ended December 31, 2014 and 2013, the Company recognized an expense of $0 and $130,298, respectively. The fair value of the warrants was determined using the Black-Scholes option valuation model. The warrants expire on October 29, 2017 and have a remaining contractual life of 2.83 years as of December 31, 2014. As of December 31, 2014, all warrants were exercisable.

On August 1, 2013, in connection with a consulting agreement, the Company issued 30,000 warrants to purchase common stock at an exercise price of $5.00 per share with a term of 3 years. For the years ended December 31, 2014 and 2013, the Company recognized an expense of $0 and $57,779, respectively, associated with these awards. The fair value of the warrants was determined using the Black-Scholes option valuation model. The warrants expire on August 1, 2016 and have a remaining contractual life of 1.59 years as of December 31, 2014. As of December 31, 2014, all warrants were exercisable.

SMTP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On January 30, 2014, in connection with an $11.5 million financing transaction, the Company issued 80,000 warrants to purchase common stock at an exercise price of $7.81 per share with a term of 5 years. For the year ended December 31, 2014, a net expense of $184,415 was recorded against proceeds under additional paid in capital, associated with these awards. The fair value of the warrants was determined using the Black-Scholes option valuation model. The warrants expire on January 30, 2020 and have a remaining contractual life of 4.08 years as of December 31, 2014. These warrants are not exercisable prior to January 30, 2015.

The following table summarizes information about the Company’s warrants at December 31, 2014:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Intrinsic
	Units	Price	Term	Value

Outstanding at December 31, 2013	120,973	$4.92

Granted	80,000	7.81

Outstanding at December 31, 2014	200,973	$6.07	4.1	$1,151

Exercisable at December 31, 2014	120,973	$6.07	2.5	$139,751

The warrants were valued using the Black-Scholes pricing model with the following assumptions:

	Year Ended December 31,
	2014	2013

Volatility	72%	66%-67%
Risk-free interest rate	0.54%	0.31% -0.37%
Expected term	2.5 years	2.5 years

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

In April 2014, the Company increased the number of shares of the Company’s common stock available for issuance under the Plan from 1,000,000 to 1,350,000. The Company’s stockholders approved this increase on June 5, 2014 at the Company’s 2014 Annual Meeting of Stockholders.

SMTP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Such awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,
	2014	2013

Volatility	73% - 76%	56%
Risk-free interest rate	1.76% - 1.93%	0.35%
Expected term	6.25 years	1.5 years

The volatility used was based on historical volatility of similar sized companies due to lack of historical data of the Company’s stock price. The risk free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award. The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110.

Stock option awards are expensed on a straight-line basis over the requisite service period. During the years ended December 31, 2014 and 2013, the Company recognized expense of $560,960 and $212,946, respectively, associated with stock option awards. At December 31, 2014, future stock compensation expense (net of estimated forfeitures) not yet recognized was $1,336,442 and will be recognized over a weighted average remaining vesting period of 3.1 years. The following summarizes stock option activity for the year ended December 31, 2014:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
	Number of	Exercise	Fair	Contractual
	Shares	Price	Value	Life
Outstanding at December 31, 2013	627,807	$4.83	$2.92
Granted at market price	325,900	6.58
Exercised	(48,167)	0.47
Forfeited	(99,700)	6.72
Outstanding at December 31, 2014	805,840	5.51	3.47	8.6
Exercisable at December 31, 2014	230,944	$5.09	$3.01	7.8

The outstanding shares at December 31, 2013 were adjusted to reflect options that were issued but not included in the prior periods tables. This does not impact stock compensation expense.

The intrinsic value of the Company’s stock options outstanding was $458,844 at December 31, 2014.

Note 12: Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business.

We are not a party to any litigation of a material nature.

SMTP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Operating Leases and Service Contracts

The Company rents its facilities with leases ranging from month-to-month to several years in duration. .Most of its service contracts are on a month-to-month basis, however, the Company entered into several non-cancelable service contracts during the year ended December 31, 2014. Future minimum lease payments and payments due under non-cancelable service contracts are as follows for the years ended December 31:

2015	$261,758
2016	218,756
2017	97,134
2018	5,948
2019	—
Thereafter	—
$583,596

Employment Agreements

The Company has employment agreements with several members of its leadership team and executive officers.

Note 13: Subsequent Events

On February 18, 2015, the Company announced an election to suspend its quarterly dividend so that it can reinvest its capital into the business in order to accelerate growth.

The Company evaluated subsequent events through the date the financial statements were issued and filed with the U.S. Securities and Exchange Commission ("SEC").

INDEX TO EXHIBITS

Exhibit Number	Title of Document	Location

2.1	Asset Purchase Agreement – SharpSpring	Incorporated by reference to our Form 8-K filed on August 15, 2014
2.2	Equity Interest Purchase Agreement - GraphicMail	Incorporated by reference to our Form 8-K filed on August 15, 2014
2.3	Amendment to Equity Interest Purchase Agreement - GraphicMail	Incorporated by reference to our Form 8-K filed on October 20, 2014
3.1	Certificate of Incorporation	Incorporated by reference to our Form S-1 filed on December 2, 2010
3.2	Amendment to Certificate of Incorporation	Incorporated by reference to our Form 8-K filed on December 17, 2013
3.3	Bylaws	Incorporated by reference to our Registration Statement on Form S-1 filed on December 2, 2010
4.1	2010 Employee Stock Plan	Incorporated by reference to our Form S-1 filed on December 2, 2010
4.2	Amendment to 2010 Employee Stock Plan	Incorporated by reference to Appendix A to our Definitive Schedule 14C filed on April 30, 2014
4.3	Amendment to 2010 Employee Stock Plan	Incorporated by reference to our Form 8-K filed on November 12, 2014
10.1	Employee Agreement – Edward Lawton	Incorporated by reference to our Form 8-K filed on August 18, 2014
10.2	Employee Agreement – Richard Carlson	Incorporated by reference to our Form 8-K filed on November 12, 2014
10.3	Employee Agreement – Nicholas Eckert	Incorporated by reference to our Form 8-K filed on November 12, 2014
14.1	Code of Ethics and Business Standards	Incorporated by reference to our Form 8-K filed on January 14, 2014
21.1	Subsidiaries of the registrant	Incorporated by reference to Note 3 of the Financial Statements included in Part II – Item 7 of this Form 10-K
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.1	XBRL	Filed herewith