Form 10-Q
period 2015-03-31
SMTP, Inc.
filed 2015-05-15
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2015
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36280

SMTP, Inc.
(Exact name of registrant as specified in its charter)

Delaware	05-0502529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Tara Blvd, Suite 430 Nashua, NH	03062
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,462,646 shares of common stock as of May 6, 2015.

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Item 1.

Financial Statements.

SMTP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)	(audited)
Assets

Cash and cash equivalents	$2,156,500	$2,825,520
Accounts receivable	487,356	393,922
Deferred income taxes	240,650	240,648
Income taxes receivable	774,370	328,807
Other current assets	233,042	197,719
Total current assets	3,891,918	3,986,616
Property and equipment, net	332,506	281,555
Goodwill	8,893,611	8,901,106
Other intangible assets, net	7,445,572	7,895,238
Deferred income taxes	612,941	612,941
Deposits and other assets	28,512	30,172
Total assets	$21,205,060	$21,707,628

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$355,781	$397,262
Accrued expenses and other current liabilities	227,593	355,796
Deferred revenue	993,652	1,006,031
Income taxes payable	13,904	14,622
Deferred income taxes	5,749	2,119
Total current liabilities	1,596,679	1,775,830

Earn out liability	8,384,096	7,679,311
Total liabilities	$9,980,775	$9,455,141

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,462,646 and 5,447,528 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	5,462	5,447
Additional paid in capital	13,454,283	13,248,992
Accumulated deficit	(1,994,222)	(824,185)
Accumulated other comprehensive loss	(241,238)	(177,767)
Total shareholders' equity	11,224,285	12,252,487

Total liabilities and shareholders' equity	$21,205,060	$21,707,628

See accompanying notes to the consolidated financial statements.

SMTP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Revenue	$3,285,502	$1,490,054
Cost of services	790,966	288,370
Gross profit	2,494,536	1,201,684
Operating expenses:
Sales and marketing	1,372,361	148,672
Research and development	471,214	77,111
General and administrative	1,084,016	583,764
Earn out liability adjustment	704,000	—
Amortization of intangible assets	378,895	—

Total operating expenses	4,010,486	809,547

Operating income (loss):	(1,515,950)	392,137
Other income (expense)	(50,024)	—

Income (loss) before income taxes	(1,565,974)	392,137
Provision (benefit) for income tax	(395,946)	168,765
Net income (loss)	$(1,170,028)	$223,372

Basic net income (loss) per share	$(0.21)	$0.05
Diluted net income (loss) per share	$(0.21)	$0.05
Shares used in computing basic net income (loss) per share	5,456,735	4,239,363
Shares used in computing diluted net income (loss) per share	5,456,735	4,302,443
Other comprehensive income (loss):
Foreign currency translation adjustment	(63,471)	—
Comprehensive income (loss)	$(1,233,499)	$223,372

See accompanying notes to the consolidated financial statements.

SMTP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(1,170,028)	$223,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	425,995	30,110
Excess tax benefits from share-based payment arrangements	—	(83,775)
Non-cash stock compensation	201,868	156,052
Allowance for refunds and chargebacks	—	(523)
Non-cash earn out liability adjustment	704,000	—
Deferred income taxes	3,655	(31,015)
(Gain)/loss on disposal of property and equipment	2,491	—
Changes in operating assets and liabilities:
Accounts receivable	(93,519)	(13,659)
Other assets	(32,665)	27,802
Income taxes receivable and payable	(445,507)	(244,838)
Accounts payable, accruals and other current liabilities	(150,622)	3,693
Deferred revenue	(20,946)	33,634
Net cash (used in) provided by operating activities	(575,278)	100,853

Cash flows from investing activities
Purchases of property and equipment	(100,928)	—
Net cash used in investing activities	(100,928)	—

Cash flows provided by financing activities:
Dividends to shareholders	—	(601,766)
Proceeds from issuance of common stock	3,438	10,507,427
Excess tax benefits from share-based payment arrangements	—	72,893
Net cash provided by financing activities	3,438	9,978,554

Effect of exchange rate on cash	3,748	—

Change in cash and cash equivalents	(669,020)	10,079,407

Cash and cash equivalents, beginning of period	2,825,520	1,731,243

Cash and cash equivalents, end of period	$2,156,500	$11,810,650

Supplemental information on consolidated statements of cash flows:
Cash paid for income taxes	$34,325	$455,500

See accompanying notes to the consolidated financial statements.

SMTP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Organization

SMTP, Inc. and its subsidiaries (the “Company”) is a global provider of cloud-based marketing solutions ranging from sophisticated marketing automation (via subsidiary SharpSpring) to comprehensive email and mobile marketing (via subsidiary GraphicMail) and scalable, cost-effective email deliverability services.

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

On August 15, 2014, the Company acquired substantially all the assets and assumed the liabilities of SharpSpring LLC. On October 17, 2014, the Company acquired all of the outstanding equity of the GraphicMail group companies. See Note 4 for details of these acquisitions.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements include the accounts of SMTP, Inc. and our subsidiaries (collectively “SMTP”). Our consolidated financial statements reflect the elimination of all significant inter-company accounts and transactions.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of consolidated financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 31, 2015. The accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2013 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (U.S. GAAP). The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Cash and Cash Equivalents

Cash equivalents are short-term, liquid investments with remaining maturities of three months or less when acquired. Cash and cash equivalents are deposited or managed by major financial institutions and at most times are in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, deposits and accounts payable. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items.

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

Goodwill and Impairment

As of March 31, 2015 and December 31, 2014, we had recorded goodwill of $8,893,611 and $8,901,106, respectively. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the SharpSpring and GraphicMail acquisitions (See Note 5). Under FASB ASC 350, “Intangibles - Goodwill and Other” deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-10, and written down when impaired.

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

In determining the provision for income taxes, the Company uses statutory tax rates and tax planning opportunities available to the Company in the jurisdictions in which it operates.  This includes recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns to the extent pervasive evidence exists that they will be realized in future periods. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which are expected to be in effect in the years in which the temporary differences are expected to reverse. In accordance with the Company’s income tax policy, significant or unusual items are separately recognized in the period in which they occur. The Company is subject to routine examination by domestic and foreign tax authorities and frequently faces challenges regarding the amount of taxes due.  These challenges include positions taken by the Company related to the timing, nature and amount of deductions and the allocation of income among various tax jurisdictions. As of March 31, 2015, the Company is not being examined by domestic or foreign tax authorities.

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

Property and equipment is as follows:

	March 31,	December 31,
	2015	2014
Property and equipment, net:
Leasehold improvements	$18,155	$18,154
Furniture and fixtures	110,186	84,377
Computer equipment and software	563,506	496,429
Total	691,847	598,960
Less: Accumulated depreciation and amortization	(359,341)	(317,405)
	$332,506	$281,555

Estimated useful lives are as follows:

Leasehold improvements	3-5 years
Furniture and fixtures	3-5 years
Computing equipment	3 years
Software	3-5 years

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

For the Company’s internet-based SharpSpring marketing automation solution, the services are typically offered on a month-to-month basis with a fixed fee charged each month depending on the size of the engagement with the customer. Monthly fees are recorded as revenue during the month they are earned. Some customers are charged annually, for which revenues are deferred and recorded ratably over the subscription period. Additionally, during part of 2014, some customers were charged an up-front prepayment that is credited back over the course of the first year, which is recorded as revenue ratably over the first year of service. Starting in the fourth quarter of 2014, customers were also charged an upfront implementation and training fee. The upfront implementation and training fees represent short-term “use it or lose it” services offered for a flat fee. Such flat fees are recognized over the service period, which is 60 days.

The Company offers refunds on a pro-rata basis at any time during the contractual period. The Company also experiences credit card chargebacks relating to cardholder disputes that are commonly experienced by businesses that accept credit cards. The Company makes estimates for refunds and credit card chargebacks based on historical experience.

Deferred Revenue

Some of the Company’s customers pay for services in advance on a periodic basis (such as monthly, quarterly, annually or bi-annually). Also, the Company charges an upfront implementation and training fee for its SharpSpring marketing automation solution that is paid in advance, for which services are performed over a 60-day period.  Deferred revenue consists of payments received in advance of the Company’s providing the services. Deferred revenues are amortized on a straight-line basis in connection with the contractual period or recorded when the services are used.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents. At March 31, 2015 and December 31, 2014, the Company had cash balances at financial institutions that exceed federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the periods ended March 31, 2015, and 2014, there were no customers that accounted for more than 10% of total revenue.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.

Recently Issued Accounting Standards

Effective January 1, 2016, the Company will be required to adopt the amended guidance of Accounting Standards Codification (ASC) Topic 718, Compensation - Stock Compensation, which seeks to resolve the diversity in practice that exists when accounting for share-based payments. The amended guidance requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. The Company will be required to adopt the amended guidance either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the consolidated financial statements and to all new or modified awards thereafter. The Company does not expect the adoption of this amended guidance to impact financial results.

Effective January 1, 2016, the Company will be required to adopt the amended guidance of ASC Topic 810, Consolidation (Topic 810), which seeks to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amended guidance changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The changes include, among others, modification of the evaluation whether limited partnerships and similar legal entities are variable interest entities or voting interest entities and elimination of the presumption that a general partner should consolidate a limited partnership. The Company will be required to adopt Topic 810 either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. The Company has not yet completed its assessment of the impact of the amended guidance on its consolidated financial statements but does not expect the adoption of this amended guidance to have a significant impact on financial results.

The Company will be required to adopt the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company will be required to adopt Topic 606 either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. If the Company elects the modified retrospective approach, it will be required to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes. The Company has not yet completed its assessment of the impact of the new guidance on its consolidated financial statements. On April 29, 2015, the Financial Accounting Standards Board issued a proposed Accounting Standards Update (FASB) to defer the effective date of Topic 606 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. If the FASB proceeds with the deferral of the effective date as proposed, this will mean the Company will be required to adopt the new guidance of ASC 606 effective January 1, 2018.

Note 3:  Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business.

The Company is not a party to any litigation of a material nature.

Operating Leases and Service Contracts

The Company rents its facilities with leases ranging from month-to-month to several years in duration. Most of its service contracts are on a month-to-month basis, however, the Company entered into several non-cancelable service contracts during the year ended December 31, 2014. Future minimum lease payments and payments due under non-cancelable service contracts are as follows as of March 31, 2015:

Remainder of 2015	$196,319
2016	218,756
2017	97,134
2018	5,948
2019	—
Thereafter	—
$518,157

Employment Agreements

The Company has employment agreements with several members of its leadership team and executive officers.

Note 4:  Acquisitions

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

SharpSpring

On August 15, 2014, the Company acquired substantially all the assets and assumed the liabilities of SharpSpring LLC, a Delaware limited liability company for a cash payment of $5,000,000 plus potential earn out consideration of $10,000,000 that is contingent on the SharpSpring product achieving certain levels of revenue in 2015. The earn out consideration, if met, will be paid 60% in cash and 40% in stock following the audit of the 2015 consolidated financial statements. The acquired assets and liabilities were assigned to SMTP’s wholly owned subsidiary SharpSpring, Inc. (“SharpSpring”). SharpSpring is a cloud-based marketing automation platform that enables users to connect with customers and build relationships to drive revenue through marketing automation, call tracking and customer relationship management.

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

The following represents the initial allocation of the purchase price to the acquired net tangible and intangible assets acquired and liabilities assumed of SharpSpring:

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

Pursuant to the asset purchase agreement, the Company is liable for an earn out of up to $10,000,000, payable 60% in cash and 40% in stock, depending on SharpSpring achieving certain revenue levels in 2015. The Company utilized the income approach to estimate the fair value of the earn out. The Company analyzed scenarios and determined a probability weighting for each scenario. The Company calculated the earn out payments based on the respective revenues for each scenario and then weighted the resulting payment by the probabilities of achieving each scenario. In order to calculate an appropriate risk-adjusted discount rate for the earn out, the Company calculated the weighted average cash-flows of the business based on the three scenarios and their respective weightings. The Company then calculated an implied internal rate of return (“IRR”) of 18.9%, which is the discount rate necessary in order to reconcile the weighed cash-flows of the three scenarios to the total purchase price including the earn out payment. The earn out payment was then discounted by the 18.9% IRR. Based on these methods and the Company’s assessment of meeting those revenue levels in 2015, an earn out liability of $6,963,000 was recorded as a liability during purchase accounting. This was re-measured in the fourth quarter of 2014 and the first quarter of 2015, resulting in an additional charge of $682,000 and $704,000, respectively, that is recorded on the consolidated statement of comprehensive income (loss) for the respective periods. The company will continue to refine the projection of SharpSpring revenue levels in 2015 compared to the earn out revenue levels and adjust the liability accordingly through the consolidated statements of comprehensive income (loss).

As of March 31, 2015, management had completed its evaluation of the fair value of certain intangible and other net assets acquired and does not expect future changes except for future changes to the earn out liability.

GraphicMail

On October 17, 2014, we acquired 100% of the equity interest owned, directly or indirectly, in GraphicMail group companies (“GraphicMail”) consisting of InterInbox SA, a Swiss corporation, ERNEPH 2012A (Pty) Ltd. dba ISMS, a South African limited company, ERNEPH 2012B (Pty) Ltd. dba GraphicMail South Africa, a South African limited company, and Quattro Hosting LLC, a Delaware limited liability company. The acquisition consideration consisted of $5.3 million, $2.6 million of which was paid in cash and $2.7 million of which was paid in stock, plus potential earn out consideration of $0.8 million based on achieving certain revenue levels in 2015 (paid 50% in cash and 50% in stock). On October 17, 2014, the Company issued 423,426 unregistered shares of common stock which represents the $2.7 million portion of the consideration. GraphicMail operates as a campaign management solution, enabling customers to create content and manage emails being sent to customers and distribution lists.

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

Pursuant to the equity interest purchase agreement, the Company is liable for an earn out of up to $0.8 million, on GraphicMail achieving certain revenue levels in 2015. The Company utilized the income approach to estimate the fair value of the earn out. The Company analyzed scenarios and determined a probability weighting for each scenario. The Company calculated the earn out payments based on the respective revenues for each scenario and then weighted the resulting payment by the probabilities of achieving each scenario. In order to calculate an appropriate risk-adjusted discount rate for the earn out, the Company calculated the weighted average cash-flows of the business based on the three scenarios and their respective weightings. The Company then calculated an implied internal rate of return (“IRR”) of 29.8%, which is the discount rate necessary in order to reconcile the weighed cash-flows of the three scenarios to the total purchase price including the earn out payment. The earn out payment was then discounted by the 29.8% IRR. Based on these methods and the Company’s assessment of meeting those revenue levels in 2015, an earn out liability of $36,000 was recorded as a liability during purchase accounting. The company will continue to refine the projection of GraphicMail revenue levels in 2015 compared to the earn out revenue levels and adjust the liability accordingly through the consolidated statement of operations.

As of March 31, 2015, management had completed its evaluation of the fair value of certain intangible and other net assets acquired and does not expect future changes except for future changes to the earn out liability.

Note 5: Intangible Assets

Intangible assets are as follows:

	March 31,	December 31,
	2015	2014
Intangible assets:
Trade names	$369,256	$381,473
Technology	4,004,021	4,095,892
Customer relationships	3,722,632	3,699,237
Total	8,095,909	8,176,602
Less: accumulated amortization	(650,337)	(281,364)
	$7,445,572	$7,895,238

Estimated amortization expense for the remainder of 2015 and subsequent years is as follows:

2015	$1,122,397
2016	1,385,176
2017	1,147,003
2018	978,553
2019	763,812
2020	573,391
Thereafter	1,475,240
Total	$7,445,572

Amortization expense for the three months ended March 31, 2015 and 2014 was $378,895 and $0, respectively.

Note 6:  Shareholders’ Equity

For the three months ending March 31, 2014, the Company paid quarterly dividends of $601,766, respectively. In February 2015, the Company suspended its quarterly dividends.

On December 26, 2013, the Company filed with the Securities Exchange Commission a Form S-1 registration statement. Pursuant to the Form S-1, the Company registered and sold 1,840,000 shares of common stock, $0.001 par value, in exchange for $11,500,000 in gross proceeds. The S-1 became effective on January 30, 2014.

On, January 28, 2015, the Company transferred 30,000 warrants issued on August 1, 2013 in connection with a consulting agreement in exchange for the Company issuing 5,000 shares of Company common stock.

Note 7: Changes in Accumulated Other Comprehensive (Income) Loss

Foreign Currency
Translation
Adjustment
Balance as of December 31, 2014	$(177,767)
Other comprehensive income (loss) prior to reclassifications	—
Amounts reclassified from accumulated other comprehensive income	—
Tax effect	—
Net current period other comprehensive loss	(63,471)
Balance as of March 31, 2015	$(241,238)

Note 8: Net Income (Loss) Per Share

Computation of net income (loss) per share is as follows:

	Three Months Ended March 31,
	2015	2014

Net income (loss)	$(1,170,028)	$223,372

Basic weighted average common shares outstanding	5,456,735	4,239,363
Add incremental shares for:
Warrants	—	32,778
Stock options	—	30,302
Diluted weighted average common shares outstanding	5,456,735	4,302,443

Net income (loss) per share:
Basic	$(0.21)	$0.05
Diluted	$(0.21)	$0.05

For the three months ended March 31, 2015, 821,940 stock options and 170,973 warrants were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive.

Note 9: Income Taxes

During the quarter ended March 31, 2015, the Company recorded an income tax benefit of $395,946. The effective tax rate for the three months ending March 31, 2015 and 2014 was 25.3% and 43.0%, respectively.

Note 10:  Stock-Based Compensation

From time to time, the Company grants stock option awards to officers and employees under the 2010 Stock Incentive Plan ("the Plan") which, as amended, provides us with the ability to issue options on up to 1,350,000 common shares. At March 31, 2015, the Company had 923,940 outstanding options issued under the plan.

Such awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2015	2014

Volatility	69% - 76%	73%
Risk-free interest rate	1.34% - 1.75%	1.93%
Expected term	6.25 years	6.25 years

The volatility used was based on historical volatility of similar sized companies due to lack of historical data of the Company’s stock price. The risk free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award. The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110.

Stock option awards are expensed on a straight-line basis over the requisite service period.  The Company recognized expense of $156,568 and $151,052, for the three months ended March 31, 2015 and March 31, 2014, respectively. At March 31, 2015, future stock compensation expense (net of estimated forfeitures) not yet recognized was $1,405,356 and will be recognized over a weighted average remaining vesting period of 2.87 years.  The following summarizes stock option activity for the three months ended March 31, 2015:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
	Number of	Exercise	Fair	Contractual
	Shares	Price	Value	Life
Outstanding at December 31, 2014	805,840	$5.51	$3.47	8.6
Granted at market price	133,000	5.36
Exercised	(2,750)	0.05
Forfeited	(12,150)	5.98
Outstanding at March 31, 2015	923,940	5.50	3.46	8.6
Exercisable at March 31, 2015	314,957	$5.25	$3.15	7.7

The intrinsic value of the Company’s stock options outstanding was $0 at March 31, 2015.

Note 11: Warrants

On January 30, 2014, in connection with an $11.5 million financing transaction, the Company issued 80,000 warrants to purchase common stock at an exercise price of $7.81 per share with a term of 5 years. During the three months ended March 31, 2014, the Company recognized an expense of $0, associated with these awards. The fair value of the warrants was determined using the Black-Scholes option valuation model. The warrants expire on January 30, 2020 and have a remaining contractual life of 4.83 years as of March 31, 2015. These warrants became exercisable on January 30, 2015.

On, January 28, 2015, the Company cancelled 30,000 warrants issued on August 1, 2013 in connection with a consulting agreement in exchange for the Company issuing 5,000 shares of restricted Company common stock.

The following table summarizes information about the Company’s warrants at March 31, 2015:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term	Intrinsic
	Units	Price	(in years)	Value

Outstanding at December 31, 2014	200,973	$6.07

Granted	—	—
Cancelled	(30,000)	5.00
Outstanding at March 31, 2015	170,973	$6.26	3.6	$-

Exercisable at March 31, 2015	170,973	$6.26	3.6	$-

The warrants were valued using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended March 31,
	2015	2014

Volatility	—	72%
Risk-free interest rate	—	0.54%
Expected term	—	2.5 years

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on March 31, 2015.

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

We believe our growth since inception has been driven by the strategic acquisitions we completed in 2014 and by the combination of our technological offering with our excellent service and support, all offered at competitive pricing. We currently operate in over 100 countries worldwide, with approximately half of our revenues coming from the United States and half of our revenues being derived overseas. We employ a subscription-based revenue model. We also earn revenues from additional usage charges that may come into effect when a customer exceeds its quota, as well as fees earned for related products and services.

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

Results of Operations

Net Revenues	2015	2014	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$3,285,502	$1,490,054	$1,795,448	120.5%

Revenues increased for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to the acquisitions of GraphicMail and SharpSpring.

Cost of Service	2015	2014	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$790,966	$288,370	$502,596	174.3%

Cost of services increased for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to increased revenues and incremental business from the acquisitions of GraphicMail and SharpSpring. As a percentage of revenues, cost of services were 24% and 19% of net revenues for the three months ended March 31, 2015 and 2014, respectively, reflecting a lower gross margin for our newly acquired SharpSpring product as we invest in resources to support the future growth of that product.

Sales and Marketing	2015	2014	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$1,372,361	$148,672	$1,223,689	823.1%

Sales and marketing expenses increased for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to acquisitions of GraphicMail and SharpSpring and due to the increase in sales and marketing wages due to recent hires.

Research and Development	2015	2014	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$471,214	$77,111	$394,103	511.1%

Research and development expenses increased for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to additional expenses relating to our acquisitions of SharpSpring and GraphicMail, each of which had product development groups.

General and Administrative	2015	2014	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$1,084,016	$583,764	$500,252	85.7%

General and administrative expenses increased for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to the acquisitions of SharpSpring and GraphicMail, and the addition of new resources hired to support general business growth. In addition, we incurred higher professional services fees in the first quarter of 2015 for audit and legal services.

Amortization of Intangible Assets	2015	2014	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$378,895	$—	$378,895	N/A

Amortization of intangible assets increased for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due to the intangibles acquired as part of the acquisitions of SharpSpring and GraphicMail.

Earn Out Liability Adjustment	2015	2014	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$704,000	$—	$704,000	N/A

During the three months ended 2015, we incurred a charge of $704,000 related to an adjustment to the earn out liability for SharpSpring. The acquisition of SharpSpring included liability-based contingent consideration which was re-measured in the first quarter of 2015, resulting in an additional charge of $704,000 that is recorded on the consolidated statements of comprehensive income (loss).

Other Income (Expense)	2015	2014	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$(50,024)	$—	$(50,024)	N/A

Other income (expense) is related to the impact of foreign exchange rate revaluation for our receivable and payable balances that are denominated in currencies other than our functional currencies.

Income Tax Benefit (Expense)	2015	2014	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$(395,946)	$168,765	$(564,711)	(334.6)%

Changes in our income tax expense related primarily to differences in pretax (loss) income during the three months ended March 31, 2015 and March 31, 2014, respectively.

Net Income (Loss)	2015	2014	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$(1,170,028)	$223,372	$(1,393,400)	(623.8)%

Changes in net income (loss) for the three months ended March 31, 2015 as compared to the year ended March 31, 2014 was due to the items described above.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of cash inflows are net remittances from customers for our services. Such payments are sometimes received in advance of providing the services, yielding a deferred revenue liability on our consolidated balance sheet. In addition, we raised approximately $10.5 million (net) during a stock offering in the first quarter of 2014.

Our primary sources of cash outflows include payroll, income tax payments and payments to vendors and third party service providers. With the exception of income taxes, which occur on a periodic basis, cash outflows typically occur in close proximity of expense recognition.

Analysis of Cash Flows

Net cash (used in) provided by operating activities decreased by $676,131 or 670%, to $(575,278) for the three months ended March 31, 2015, compared to $100,853 for the three months ended March 31, 2014.  The decrease in cash provided by operating activities was attributable primarily to a reduction in net income, partially offset by changes in net working capital and other adjustments.

Net cash used in investing activities was $100,928 and $0 during the three months ended March 31, 2015, and 2014, respectively, consisting of investments in computers, servers, furniture and other equipment.

Net cash provided by financing activities was $3,438 and $9,978,554 during the three months ended March 31, 2015 and 2014, respectively.  During the three months ended March 31, 2015, we received $3,438 from the issuance of common stock.  During the three months ended March 31, 2014, we distributed $601,766 in cash to our shareholders in the form of a quarterly dividend which was offset by proceeds of $10,507,427 received from the issuance of common stock and excess tax benefits from share-based payment arrangements of $72,893. We announced a suspension of our dividend in February 2015, and did not pay a dividend during the three months ended March 31, 2015.

We had net working capital of $2,295,239 and $2,210,786 as of March 31, 2015 and December 31, 2014, respectively.  Our decrease in net working capital as of March 31, 2015 was primarily attributable to our decreased cash, which decreased to $2,156,500 at March 31, 2015 compared to $2,825,520 at December 31, 2014.

Contractual Obligations

We rent our facilities with leases ranging from month-to-month to several years in duration. Most of our service contracts are also on a month-to-month basis. However, we entered into several non-cancelable service contracts during 2013 and 2014. Future minimum lease payments and payments due under non-cancelable service contracts are as follows as of March 31:

Remainder of 2015	$196,319
2016	218,756
2017	97,134
2018	5,948
2019	—
Thereafter	—
$518,157

Significant Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates.

We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree. Our Annual Report on Form 10-K for the year ended December 31, 2014 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies during the quarter ended March 31, 2015. See our Note 1 in our unaudited financial statements for the three months ended March 31, 2015 as set forth herein.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at March 31, 2015.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2015. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of March 31, 2015 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting. We disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 that management had concluded that our internal control over financial reporting was not effective as of December 31, 2014 due to gaps in segregation of duties and documentation of management’s assessment of internal controls. During the quarter ended March 31, 2015, management implemented and improved certain secondary reviews to address the issues related to gaps in segregation of duties. However, as of the quarter ended March 31, 2015, our documentation of management’s assessment of internal controls is not yet effective. We are working to improve such documentation in order to render our internal controls effective.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

Not applicable.

Item 1A.

Risk Factors.

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Securities issued for exchange

Date	Security/Value

January 2015	Common stock – 5,000 shares of common stock issued in exchange for cancellation of 30,000 outstanding warrants issued on August 1, 2013.

Securities issued for services

Date	Security/Value

February 2015	Common stock – 12,368 shares of common stock. The common stock was valued at $45,000.

Securities issued pursuant to our Employee Stock Plan

Date	Security/Value

January 2015	Stock options – right to buy 2,000 shares of common stock at $5.41 per share and 4,000 shares at $5.83 per share.

February 2015	Stock options – right to buy 10,000 shares of common stock at $5.75 per share and 5,000 shares at $5.81 per share.

March 2015	Stock options – right to buy 7,000 shares of common stock at $4.81 per share and 3,000 shares at $5.08 per share.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. We relied on Section 4(2) of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

Item 3.

Defaults Upon Senior Securities.

Not Applicable.

Item 4.

Mine Safety Disclosures.

Not Applicable.

Item 5.

Other Information.

.

Not Applicable.

Item 6.

Exhibits.

INDEX TO EXHIBITS

SEC Reference Number	Title of Document	Location

10.1	Employee Agreement – Jonathan Strimling	*
10.2	Employee Agreement Amendment – Jonathan Strimling	**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101	XBRL	Furnished herewith

———————

*

Incorporated by reference to the Company’s Form 8-K filed on August 20, 2013

**

Incorporated by reference to the Company’s Form 8-K filed on March 24, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMTP, INC.

By:	/s/Jonathan M. Strimling
Jonathan M. Strimling
Chief Executive Officer (Principal Executive Officer) Date: May 15, 2015

SMTP, INC.

By:	/s/ Edward Lawton
Edward Lawton Chief Financial Officer
(Principal Financial Officer) Date: May 15, 2015