Form 10-Q
period 2015-06-30
SMTP, Inc.
filed 2015-08-04
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2015
Or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,412,896 shares of common stock as of July 29, 2015.

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

Item 1.

Financial Statements.

SMTP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)	(audited)
Assets

Cash and cash equivalents	$1,817,552	$2,825,520
Accounts receivable	520,685	393,922
Deferred income taxes	240,622	240,648
Income taxes receivable	1,234,100	328,807
Other current assets	318,298	197,719
Total current assets	4,131,257	3,986,616
Property and equipment, net	508,917	281,555
Goodwill	8,913,786	8,901,106
Other intangible assets, net	7,232,112	7,895,238
Deferred income taxes	612,941	612,941
Deposits and other	13,434	30,172
Total assets	$21,412,447	$21,707,628

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$305,527	$397,262
Accrued expenses and other current liabilities	272,376	355,796
Deferred revenue	921,522	1,006,031
Earn out liabilities	5,051,036	—
Income taxes payable	13,897	14,622
Deferred income taxes	6,084	2,119
Total current liabilities	6,570,442	1,775,830

Earn out liabilities	—	7,679,311
Total liabilities	$6,570,442	$9,455,141
Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 6,400,796 and 5,447,528 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	6,400	5,447
Additional paid in capital	18,741,506	13,248,992
Accumulated deficit	(3,860,873)	(824,185)
Accumulated other comprehensive loss	(45,028)	(177,767)
Total shareholders' equity	14,842,005	12,252,487

Total liabilities and shareholders' equity	$21,412,447	$21,707,628

See accompanying notes to the consolidated financial statements.

SMTP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$3,591,554	$1,480,770	$6,877,056	$2,970,824
Cost of services	924,283	351,153	1,715,249	678,383
Gross profit	2,667,271	1,129,617	5,161,807	2,292,441
Operating expenses:
Sales and marketing	1,314,839	228,013	2,687,200	396,313
Research and development	537,151	101,387	1,008,365	220,008
General and administrative	1,072,267	563,786	2,156,292	1,047,601
Earn out liability adjustment	1,667,332	—	2,371,332	—
Amortization of intangible assets	382,679	—	761,574	—

Total operating expenses	4,974,268	893,186	8,984,763	1,663,922

Operating income (loss):	(2,306,997)	236,431	(3,822,956)	628,519
Other income (expense)	(15,623)	144	(65,646)	153

Income (loss) before income taxes	(2,322,620)	236,575	(3,888,602)	628,672
Provision (benefit) for income tax	(455,969)	85,367	(851,914)	254,132
Net income (loss)	$(1,866,651)	$151,208	$(3,036,688)	$374,540

Basic net income (loss) per share	$(0.32)	$0.03	$(0.54)	$0.08
Diluted net income (loss) per share	$(0.32)	$0.03	$(0.54)	$0.08
Shares used in computing basic net income (loss) per share	5,871,445	5,016,461	5,664,090	4,630,059
Shares used in computing diluted net income (loss) per share	5,871,445	5,063,993	5,664,090	4,688,726
Other comprehensive income (loss):
Foreign currency translation adjustment	196,210	—	132,739	—
Comprehensive income (loss)	$(1,670,441)	$151,208	$(2,903,949)	$374,540

See accompanying notes to the consolidated financial statements.

SMTP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:

Net income (loss)	$(3,036,688)	$374,540
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	854,372	60,134
Excess tax benefits from share-based payment arrangements	—	(84,264)
Non-cash stock compensation	435,327	287,431
Allowance for refunds and chargebacks	—	(898)
Non-cash earn out liability adjustment	2,371,332	—
Deferred income taxes	3,794	(74,124)
(Gain)/loss on disposal of property and equipment	2,491	—
Changes in operating assets and liabilities:
Accounts receivable	(120,488)	5,535
Other assets	(103,482)	6,353
Income taxes receivable and payable	(904,301)	(279,923)
Accounts payable, accruals and other current liabilities	(146,046)	13,187
Deferred revenue	(109,578)	38,737
Net cash (used in) provided by operating activities	(753,267)	346,708

Cash flows from investing activities
Purchases of property and equipment	(323,001)	(2,116)
Net cash used in investing activities	(323,001)	(2,116)

Cash flows provided by financing activities:
Payment to reduce earn out liability	(2,000,000)	—
Dividends to shareholders	—	(1,203,533)
Proceeds from issuance of common stock	2,058,142	10,507,801
Excess tax benefits from share-based payment arrangements	—	73,301
Net cash provided by financing activities	58,142	9,377,569

Effect of exchange rate on cash	10,158	—

Change in cash and cash equivalents	(1,007,968)	9,722,161

Cash and cash equivalents, beginning of period	2,825,520	1,731,243

Cash and cash equivalents, end of period	$1,817,552	$11,453,404

Supplemental information on consolidated statements of cash flows:
Cash paid for income taxes	$38,325	$618,500

Noncash investing and financing activity:
Settlement of earn out liability with common stock	$3,000,000	$—

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of consolidated financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 31, 2015. The accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2014 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (U.S. GAAP). The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Foreign Currencies

The Company’s subsidiaries utilize the US Dollar, Swiss Franc, South African Rand and British Pound as their functional currencies. The assets and liabilities of these subsidiaries are translated at ending exchange rates for the respective periods, while revenues and expenses are translated at the average rates in effect for the period. The related translation gains and losses are included in other comprehensive income or loss within the Consolidated Statements of Comprehensive Income (Loss).

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

Goodwill and Impairment

As of June 30, 2015 and December 31, 2014, we had recorded goodwill of $8,913,786 and $8,901,106, respectively. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the SharpSpring and GraphicMail acquisitions (See Note 5). Under FASB ASC 350, “Intangibles - Goodwill and Other” deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-10, and written down when impaired.

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

The Company applies the authoritative guidance in accounting for uncertainty in income taxes recognized in the consolidated financial statements. This guidance prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. There are no uncertain tax positions taken by the Company on its tax returns. Tax years subsequent to 2010 remain open to examination by U.S. federal and state tax jurisdictions.

In determining the provision for income taxes, the Company uses statutory tax rates and tax planning opportunities available to the Company in the jurisdictions in which it operates.  This includes recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns to the extent pervasive evidence exists that they will be realized in future periods. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which are expected to be in effect in the years in which the temporary differences are expected to reverse. In accordance with the Company’s income tax policy, significant or unusual items are separately recognized in the period in which they occur. The Company is subject to routine examination by domestic and foreign tax authorities and frequently faces challenges regarding the amount of taxes due.  These challenges include positions taken by the Company related to the timing, nature and amount of deductions and the allocation of income among various tax jurisdictions. As of June 30, 2015, the Company is not being examined by domestic or foreign tax authorities.

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

Property and equipment is as follows:

	June 30,	December 31,
	2015	2014
Property and equipment, net:
Leasehold improvements	$18,154	$18,154
Furniture and fixtures	116,097	84,377
Computer equipment and software	779,778	496,429
Total	914,029	598,960
Less: Accumulated depreciation and amortization	(405,112)	(317,405)
	$508,917	$281,555

Estimated useful lives are as follows:

Leasehold improvements	3-5 years
Furniture and fixtures	3-5 years
Computer equipment	3 years
Software	3-5 years

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

For the Company’s internet-based SharpSpring marketing automation solution, the services are typically offered on a month-to-month basis with a fixed fee charged each month depending on the size of the engagement with the customer. Monthly fees are recorded as revenue during the month they are earned. Some customers are charged annually, for which revenues are deferred and recorded ratably over the subscription period. Additionally, during part of 2014, some customers were charged an up-front prepayment that is credited back over the course of the first year, which is recorded as revenue ratably over the first year of service. Starting in the fourth quarter of 2014, customers were charged an upfront implementation and training fee. The upfront implementation and training fees represent short-term “use it or lose it” services offered for a flat fee. Such flat fees are recognized over the service period, which is 60 days.

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

Accrued Revenue

In cases where our customers pay for services in arrears, we accrue for revenue in advance of billings as long as the criteria for revenue recognition is met.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents. At June 30, 2015 and December 31, 2014, the Company had cash balances at financial institutions that exceed federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the periods ended June 30, 2015, and 2014, there were no customers that accounted for more than 10% of total revenue.

Cost of Services

Cost of services consists primarily of the direct labor costs, software costs, and fees paid to resellers of the Company’s product.

Credit Card Processing Fees

Credit card processing fees are included as a component of general and administrative expenses and are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred.

Research and Development Costs and Capitalized Software Costs

We capitalize certain costs associated with internal use software during the application development stage, mostly related to software that we use in providing our hosted solutions. We expense costs associated with preliminary project phase activities, training, maintenance and any post-implementation period costs as incurred. For the six months ended June 30, 2015, we capitalized $101,072 in software development costs. There were no material costs capitalized in prior periods. We amortize capitalized software costs over the estimated useful life of the software, which has been estimated to be 3 years, once the related project has been completed and deployed for customer use. At June 30, 2015, the net carrying value of capitalized software was $99,235.

All other software development costs are charged to expenses when incurred, and generally consist of salaries and related cost of personnel engaged in research and development activities.

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

Operating Leases and Service Contracts

The Company rents its facilities with leases ranging from month-to-month to several years in duration. Most of its service contracts are on a month-to-month basis, however, the Company entered into several non-cancelable service contracts during the year ended December 31, 2014. Future minimum lease payments and payments due under non-cancelable service contracts are as follows as of June 30, 2015:

Remainder of 2015	$130,879
2016	218,756
2017	97,134
2018	5,948
2019	—
Thereafter	—
$452,717

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

SharpSpring

On August 15, 2014, the Company acquired substantially all the assets and assumed the liabilities of SharpSpring LLC, a Delaware limited liability company for a cash payment of $5,000,000 plus potential earn out consideration of $10,000,000 that was contingent on the SharpSpring product achieving certain levels of revenue in 2015. The earn out consideration, was scheduled to be paid 60% in cash and 40% in stock following the audit of the 2015 consolidated financial statements. However, during May 2015, the Company and RCTW, LLC (“RCTW”), the former owner of the SharpSpring assets, agreed that the earn out consideration would be paid in its entirety, with a portion of the cash-based earn out paid early in a cash and stock transaction. During this May 2015 transaction, the Company paid $2,000,000 in cash to RCTW and issued RCTW 545,455 shares in lieu of cash to settle an additional $3,000,000 of the cash-based earn out liability.  As of June 30, 2015, the remaining payment due for the SharpSpring  assets is $5,000,000, of which $1,000,000 will be paid in cash and $4,000,000 will be paid in stock during April 2016. The SharpSpring assets and liabilities were assigned to SMTP’s wholly owned subsidiary SharpSpring, Inc. (“SharpSpring”). SharpSpring is a cloud-based marketing automation platform that enables users to connect with customers and build relationships to drive revenue through marketing automation, call tracking and customer relationship management.

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

Pursuant to the asset purchase agreement, the Company was originally liable for an earn out of up to $10,000,000, payable 60% in cash and 40% in stock, depending on SharpSpring achieving certain revenue levels in 2015. At the time of the acquisition, the Company utilized the income approach to estimate the fair value of the earn out. The Company analyzed scenarios and determined a probability weighting for each scenario. The Company calculated the earn out payments based on the respective revenues for each scenario and then weighted the resulting payment by the probabilities of achieving each scenario. In order to calculate an appropriate risk-adjusted discount rate for the earn out, the Company calculated the weighted average cash-flows of the business based on the three scenarios and their respective weightings. The Company then calculated an implied internal rate of return (“IRR”) of 18.9%, which is the discount rate necessary in order to reconcile the weighed cash-flows of the three scenarios to the total purchase price including the earn out payment. The earn out payment was then discounted by the 18.9% IRR. Based on these methods and the Company’s assessment of meeting those revenue levels in 2015, an earn out liability of $6,963,000 was originally recorded as a liability during purchase accounting. This was re-measured in each subsequent quarter since the transaction, resulting in additional charges of $682,000 in the quarter ended December 31, 2014, $704,000 in the quarter ended March 31, 2015 and $1,030,000 in the quarter ended June 30, 2015.  These earn out adjustments have been recorded on the consolidated statement of comprehensive income (loss) for the respective periods. As noted above, the Company entered into a transaction with RCTW during May 2015 to pay a portion of the cash-based earn out early, as well as to agree that the future earn out for the SharpSpring assets would be paid in its entirety. Although we are obligated to pay the full earn out for the SharpSpring assets, the earn out liability value will continue to increase over time as a result of the discount factor applied to the liability, with ultimate payment occurring in April 2016. As of June 30, 2015, the earn out liability for the $5,000,000 remaining earn out payment is recorded as $4,379,000 as a result of this discount factor. The Company will continue to increase the earn out liability over time as we get close to the ultimate payment date of April 2016 and record the expense related to those adjustments through the consolidated statements of comprehensive income (loss).

As of June 30, 2015, management had completed its evaluation of the fair value of certain intangible and other net assets acquired and does not expect future changes except for future changes to the earn out liability.

GraphicMail

On October 17, 2014, we acquired 100% of the equity interest owned, directly or indirectly, in GraphicMail group companies (“GraphicMail”) consisting of InterInbox SA, a Swiss corporation, InterCloud Limited, a Gibraltar limited company, ERNEPH 2012A (Pty) Ltd. dba ISMS, a South African limited company, ERNEPH 2012B (Pty) Ltd. dba GraphicMail South Africa, a South African limited company, and Quattro Hosting LLC, a Delaware limited liability company. The acquisition consideration consisted of $5.3 million, $2.6 million of which was paid in cash and $2.7 million of which was paid in stock, plus potential earn out consideration of $0.8 million based on achieving certain revenue levels in 2015 (paid 50% in cash and 50% in stock). On October 17, 2014, the Company issued 423,426 unregistered shares of common stock which represents the $2.7 million portion of the consideration. GraphicMail operates as a campaign management solution, enabling customers to create content and manage emails being sent to customers and distribution lists.

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

Pursuant to the equity interest purchase agreement, the Company is liable for an earn out of up to $0.8 million, on GraphicMail achieving certain revenue levels in 2015. The Company utilized the income approach to estimate the fair value of the earn out. The Company analyzed scenarios and determined a probability weighting for each scenario. The Company calculated the earn out payments based on the respective revenues for each scenario and then weighted the resulting payment by the probabilities of achieving each scenario. In order to calculate an appropriate risk-adjusted discount rate for the earn out, the Company calculated the weighted average cash-flows of the business based on the three scenarios and their respective weightings. The Company then calculated an implied internal rate of return (“IRR”) of 29.8%, which is the discount rate necessary in order to reconcile the weighed cash-flows of the three scenarios to the total purchase price including the earn out payment. The earn out payment was then discounted by the 29.8% IRR. Based on these methods and the Company’s assessment of meeting those revenue levels in 2015, an earn out liability of $36,000 was recorded as a liability during purchase accounting. This was re-measured in the quarter ended June 30, 2015, resulting in an additional charge of $637,332. The company will continue to refine the projection of GraphicMail revenue levels in 2015 compared to the earn out revenue levels and adjust the liability accordingly through the consolidated statement of comprehensive income (loss).

As of June 30, 2015, management had completed its evaluation of the fair value of certain intangible and other net assets acquired and does not expect future changes except for future changes to the earn out liability.

Note 5: Intangible Assets

Intangible assets are as follows:

	June 30,	December 31,
	2015	2014
Intangible assets:
Trade names	$383,923	$381,473
Technology	4,114,747	4,095,892
Customer relationships	3,792,479	3,699,237
Total	8,291,149	8,176,602
Less: Accumulated amortization	(1,059,037)	(281,364)
	$7,232,112	$7,895,238

Estimated amortization expense for the remainder of 2015 and subsequent years is as follows:

2015	$773,762
2016	1,425,389
2017	1,177,124
2018	1,001,184
2019	780,781
2020	600,446
Thereafter	1,473,426
Total	$7,232,112

Amortization expense for the three and six months ended June 30, 2015 was $382,679 and $761,574, respectively.  Amortization expense for the three and six months ended June 30, 2014 was $0.

Note 6:  Shareholders’ Equity

For the three and six months ending June 30, 2014, the Company paid quarterly dividends of $601,766 and $1,203,533, respectively. In February 2015, the Company suspended its quarterly dividends with no dividends being paid during 2015.

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

On May 18, 2015, the Company entered into a subscription agreement with investors for the sale of an aggregate of 363,909 shares of the Company’s common stock, at a price of $5.50 per share, which shares have been registered with the Securities and Exchange Commission on the Company’s registration statement on Form S-3. The closing occurred on May 21, 2015.

On May 18, 2015, the Company entered into a subscription agreement with RCTW, LLC, a Delaware limited liability company, f/k/a SharpSpring, LLC (“RCTW”), for the issuance of 545,455 shares of common stock to RCTW for an aggregate value of $3,000,000, which is in satisfaction of an equal amount of the earn-out due and payable by the Company to RCTW under that certain Asset Purchase Agreement dated August 12, 2014 between the Company and RCTW. The closing occurred on May 21, 2015.

Note 7: Changes in Accumulated Other Comprehensive (Income) Loss

Foreign Currency
Translation
Adjustment
Balance as of December 31, 2014	$(177,767)
Other comprehensive income (loss) prior to reclassifications	—
Amounts reclassified from accumulated other comprehensive income	—
Tax effect	—
Net current period other comprehensive loss	132,739
Balance as of June 30, 2015	$(45,028)

Note 8: Net Income (Loss) Per Share

Computation of net income (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income (loss)	$(1,866,651)	$151,208	$(3,036,688)	$374,540

Basic weighted average common shares outstanding	5,871,445	5,016,461	5,664,090	4,630,059
Add incremental shares for:
Warrants	—	23,625	—	28,319
Stock options	—	23,907	—	30,348
Diluted weighted average common shares outstanding	5,871,445	5,063,993	5,664,090	4,688,726

Net income (loss) per share:
Basic	$(0.32)	$0.03	$(0.54)	$0.08
Diluted	$(0.32)	$0.03	$(0.54)	$0.08

For the three and six months ended June 30, 2015, 984,490 stock options and 170,973 warrants were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive.

Note 9: Income Taxes

During the quarter ended June 30, 2015, the Company recorded an income tax benefit of $455,969. The effective tax rate for the three months ending June 30, 2015 and 2014 was 20% and 36%, respectively. The effective rate for the six months ending June 30, 2015 and 2014 was 22% and 40%, respectively.

Note 10:  Stock-Based Compensation

From time to time, the Company grants stock option awards to officers and employees under the 2010 Stock Incentive Plan ("the Plan") which, as amended, provides us with the ability to issue options on up to 1,350,000 common shares. At June 30, 2015, the Company had 984,490 outstanding options issued under the plan.

Such awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30,
	2015	2014

Volatility	68% - 76%	73%
Risk-free interest rate	1.34% - 2.00%	1.93%
Expected term	6.25 years - 6.7 years	6.25 years

The volatility used was based on historical volatility of similar sized companies due to lack of historical data of the Company’s stock price. The risk free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award. The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110.

Stock option awards are expensed on a straight-line basis over the requisite service period.  During the three and six months ended June 30, 2015, the Company recognized expense of $188,459 and $345,327, respectively, associated with stock option awards. During the three and six months ended June 30, 2014, the Company recognized expense of $123,879 and $274,931, respectively, associated with stock option awards. At June 30, 2015, future stock compensation expense (net of estimated forfeitures) not yet recognized was $1,737,832 and will be recognized over a weighted average remaining vesting period of 3.0 years. The following summarizes stock option activity for the six months ended June 30, 2015:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
	Number of	Exercise	Fair	Contractual
	Shares	Price	Value	Life
Outstanding at December 31, 2014	805,840	$5.51	$3.47	8.6
Granted at market price	272,000	5.79
Exercised	(35,075)	0.83
Forfeited	(58,275)	5.66
Outstanding at June 30, 2015	984,490	5.63	3.57	8.5
Exercisable at June 30, 2015	301,535	$5.28	$3.21	7.6

The intrinsic value of the Company’s stock options outstanding was $194,812 at June 30, 2015.

Note 11: Warrants

On January 30, 2014, in connection with an $11.5 million financing transaction, the Company issued 80,000 warrants to purchase common stock at an exercise price of $7.81 per share with a term of 5 years. During the three months ended March 31, 2014, the Company recognized an expense of $0, associated with these awards. The fair value of the warrants was determined using the Black-Scholes option valuation model. The warrants expire on January 30, 2020 and have a remaining contractual life of 4.6 years as of June 30, 2015. These warrants became exercisable on January 30, 2015.

On, January 28, 2015, the Company cancelled 30,000 warrants issued on August 1, 2013 in connection with a consulting agreement in exchange for the Company issuing 5,000 shares of restricted Company common stock.

The following table summarizes information about the Company’s warrants at June 30, 2015:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number	Exercise	Term	Intrinsic
	of Units	Price	(in years)	Value

Outstanding at December 31, 2014	200,973	$6.07

Granted	—	—
Cancelled	(30,000)	5.00
Outstanding at June 30, 2015	170,973	$6.26	3.4	$—

Exercisable at June 30, 2015	170,973	$6.26	3.4	$—

The warrants were valued using the Black-Scholes pricing model with the following assumptions:

	Six Months Ended June 30,
	2015	2014

Volatility	-	72%
Risk-free interest rate	-	0.54%
Expected term	-	2.5 years

Note 12: Subsequent Events

On August 3, 2015 the Company announced its intentions to commence an underwritten registered public offering to raise approximately $4.5 million by offering shares of common stock for sale.

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

We believe our growth since inception has been driven by the strategic acquisitions we completed in 2014 and by the combination of our technological offering with our excellent service and support, all offered at competitive pricing. We currently have customers in over 100 countries worldwide, with approximately half of our revenues coming from the United States and half of our revenues being derived overseas. We employ a subscription-based revenue model. We also earn revenues from additional usage charges that may come into effect when a customer exceeds its quota, as well as fees earned for related products and services.

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

On October 17, 2014, we acquired the GraphicMail group companies (“GraphicMail”) consisting of InterInbox SA, a Swiss corporation, InterCloud Limited, a Gibraltar limited company, ERNEPH 2012A (Pty) Ltd. dba ISMS, a South African limited company, ERNEPH 2012B (Pty) Ltd. dba GraphicMail South Africa, a South African limited company, and Quattro Hosting LLC, a Delaware limited liability company. GraphicMail operates as an email service provider, enabling customers to create content and manage emails being sent to customers and distribution lists.

Unless the context otherwise requires, all references to “SMTP,” “our Company,” “we,” “our” or “us” and other similar terms means SMTP, Inc., a Delaware corporation, inclusive of SharpSpring, Inc., a Delaware corporation and GraphicMail group companies as of the dates of their respective acquisitions.

Results of Operations

Three Months Ended June 30, 2015

			Change from Prior Year	Percent Change from Prior Year
	Three Months Ended
	June 30,
	2015	2014
Revenues and Cost of Sales:
Revenues	$3,591,554	$1,480,770	$2,110,784	143%
Cost of Sales	924,283	351,153	573,130	163%
Gross Profit	$2,667,271	$1,129,617	$1,537,654	136%

Revenues increased for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily due to the acquisitions of GraphicMail and SharpSpring. Additionally, revenues have increased for our SharpSpring product since its acquisition in August 2014.

Cost of services increased for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily due to costs to support increased revenues and incremental business from the acquisitions of GraphicMail and SharpSpring. Additionally, we have added to SharpSpring resources to support its business growth since acquiring the business in August 2014.  As a percentage of revenues, cost of services were 26% and 24% of revenues for the three months ended June 30, 2015 and 2014, respectively. This reflects a lower gross margin for our newly acquired SharpSpring product as we invest in resources to support the future growth of that product.

				Percent
	Three Months Ended		Change	Change
	June 30,		from	from
	2015	2014	Prior Year	Prior Year
Operating Expenses:
Sales and marketing	$1,314,839	$228,013	$1,086,826	477%
Research and development	537,151	101,387	435,764	430%
General and administrative	1,072,267	563,786	508,481	90%
Earn out liability adjustment	1,667,332	—	1,667,332	100%
Amortization of intangible assets	382,679	—	382,679	100%
	$4,974,268	$893,186	$4,081,082	457%

Sales and marketing expenses increased for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily due to acquisitions of GraphicMail and SharpSpring and due to the increase in sales and marketing wages due to recent hires following the acquisitions.

Research and development expenses increased for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily due to additional expenses relating to our acquisitions of SharpSpring and GraphicMail, each of which had product development groups.

General and administrative expenses increased for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily due to the acquisitions of SharpSpring and GraphicMail, and the addition of new resources hired to support general business growth.

The acquisitions of SharpSpring and GraphicMail included liability-based contingent consideration which is re-measured during each reporting period until ultimate settlement in April 2016.  These re-measurements resulted in additional charges that are recorded on the consolidated statements of comprehensive income (loss).  During the three months ended June 30, 2015, we incurred charges of $1,030,000 related to an adjustment to the earn out liability for SharpSpring and $637,332 related to an adjustment to the earn out liability for GraphicMail.

Amortization of intangible assets increased for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 due to the intangibles acquired as part of the acquisitions of SharpSpring and GraphicMail.

				Percent
	Three Months Ended		Change	Change
	June 30,		from	from
	2015	2014	Prior Year	Prior Year
Other:
Other income (expense)	$(15,623)	$144	$(15,767)	(10949)%
Provision (benefit) for income tax	(455,969)	85,367	(541,336)	(634)%
Net income (loss)	(1,866,651)	151,208	(2,017,859)	(1334)%

Other income (expense) is related to the impact of foreign exchange rates on the settlement and revaluation of our receivable and payable balances that are denominated in currencies other than our functional currencies.

Changes in our income tax expense related primarily to differences in pretax (loss) income during the three months ended June 30, 2015 and June 30, 2014.

Changes in net income (loss) for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was due to the items described above.

Six Months Ended June 30, 2015

				Percent
	Six Months Ended		Change	Change
	June 30,		from	from
	2015	2014	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$6,877,056	$2,970,824	$3,906,232	131%
Cost of Sales	1,715,249	678,383	1,036,866	153%
Gross Profit	$5,161,807	$2,292,441	$2,869,366	125%

Revenues increased for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to the acquisitions of GraphicMail and SharpSpring. Additionally, revenues have increased for our SharpSpring product since its acquisition in August 2014.

Cost of services increased for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to increased revenues and incremental business from the acquisitions of GraphicMail and SharpSpring. Additionally, we have added to SharpSpring resources to support its business growth since acquiring the business in August 2014. As a percentage of revenues, cost of services were 25% and 23% of   revenues for the six months ended June 30, 2015 and 2014, respectively. This reflects a lower gross margin for our newly acquired SharpSpring product as we invest in resources to support the future growth of that product.

				Percent
	Six Months Ended		Change	Change
	June 30,		from	from
	2015	2014	Prior Year	Prior Year
Operating Expenses:
Sales and marketing	$2,687,200	$396,313	$2,290,887	578%
Research and development	1,008,365	220,008	788,357	358%
General and administrative	2,156,292	1,047,601	1,108,691	106%
Earn out liability adjustment	2,371,332	—	2,371,332	100%
Amortization of intangible assets	761,574	—	761,574	100%
	$8,984,763	$1,663,922	$7,320,841	440%

Sales and marketing expenses increased for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to acquisitions of GraphicMail and SharpSpring and due to the increase in sales and marketing wages due to recent hires following the acquisitions.

Research and development expenses increased for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to additional expenses relating to our acquisitions of SharpSpring and GraphicMail, each of which had product development groups.

General and administrative expenses increased for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to the acquisitions of SharpSpring and GraphicMail, and the addition of new resources hired to support general business growth.

The acquisitions of SharpSpring and GraphicMail included liability-based contingent consideration which is re-measured during each reporting period until ultimate settlement in April 2016.  These re-measurements resulted in additional charges that are recorded on the consolidated statements of comprehensive income (loss).  During the six months ended June 30, 2015, we incurred charges of $1,734,000 related to an adjustment to the earn out liability for SharpSpring and $637,332 related to an adjustment to the earn out liability for GraphicMail.

Amortization of intangible assets increased for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 due to the intangibles acquired as part of the acquisitions of SharpSpring and GraphicMail.

				Percent
	Six Months Ended		Change	Change
	June 30,		from	from
	2015	2014	Prior Year	Prior Year
Other:
Other income (expense)	$(65,646)	$153	$(65,799)	(43006)%
Provision (benefit) for income tax	(851,914)	254,132	(1,106,046)	(435)%
Net income (loss)	(3,036,688)	374,540	(3,411,228)	(911)%

Other income (expense) is related to the impact of foreign exchange rate revaluation for our receivable and payable balances that are denominated in currencies other than our functional currencies.

Changes in our income tax expense related primarily to differences in pretax (loss) income during the six months ended June 30, 2015 and June 30, 2014.

Changes in net income (loss) for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was due to the items described above.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of cash inflows are net remittances from customers for our services. Such payments are sometimes received in advance of providing the services, yielding a deferred revenue liability on our consolidated balance sheet. In addition, we raised nearly $2.0 million (net of expenses) from a stock offering to outside investors in the second quarter of 2015 and we raised approximately $10.5 million (net of expenses) during a stock offering in the first quarter of 2014.

Our primary sources of cash outflows include payroll, income tax payments and payments to vendors and third party service providers. With the exception of income taxes, which occur on a periodic basis, cash outflows typically occur in close proximity of expense recognition.

Analysis of Cash Flows

Net cash (used in) provided by operating activities decreased by $1,099,975 or 317%, to $(753,267) for the six months ended June 30, 2015, compared to $346,708 for the six months ended June 30, 2014.  The decrease in cash provided by operating activities was attributable primarily to a reduction in net income, partially offset by changes in net working capital and other adjustments.

Net cash used in investing activities was $323,001 and $2,116 during the six months ended June 30, 2015, and 2014, respectively. For the six months ending June 30, 2015 and 2014, this includes purchases of property and equipment consisting of acquisitions in software, computers, servers, furniture and other equipment.

Net cash provided by financing activities was $58,142 and $9,377,569 during the six months ended June 30, 2015 and 2014, respectively.  For the six months ending June 30, 2015, this includes $2,000,000 related to the May 2015 early settlement of the cash-based earn out liability for SharpSpring.  We also received $2,058,142 from the issuance of common stock primarily related to nearly $2 million (net of expenses) raised in our May 2015 financing plus funds received associated with stock option exercises.   During the six months ended June 30, 2014, we distributed $1,203,533 in cash to our shareholders in the form of a quarterly dividend which was offset by proceeds of $10,507,801 received from the issuance of common stock and excess tax benefits from share-based payment arrangements of $73,301. We announced a suspension of our dividend in February 2015, and did not pay a dividend during the six months ended June 30, 2015.

We had net working capital of $(2,439,185) and $2,210,786 as of June 30, 2015 and December 31, 2014, respectively.  Our decrease in net working capital as of June 30, 2015 was primarily attributable to a decrease in cash of $1,007,968 and the shift of our earn-out liabilities to current liabilities as of June 30, 2015 since the payment is within one year.

Contractual Obligations

We rent our facilities with leases ranging from month-to-month to several years in duration. Most of our service contracts are also on a month-to-month basis. However, we entered into several non-cancelable service contracts during 2013 and 2014. Future minimum lease payments and payments due under non-cancelable service contracts are as follows as of June 30:

Remainder of 2015	$130,879
2016	218,756
2017	97,134
2018	5,948
2019	—
Thereafter	—
$452,717

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

We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree. Our Annual Report on Form 10-K for the year ended December 31, 2014 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies during the quarter ended June 30, 2015. See our Note 1 in our unaudited financial statements for the three and six months ended June 30, 2015 as set forth herein.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at June 30, 2015.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2015. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2015 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting. We disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 that management had concluded that our internal control over financial reporting was not effective as of December 31, 2014 due to gaps in segregation of duties and documentation of management’s assessment of internal controls. During the six months ended June 30, 2015, management implemented and improved certain secondary reviews to address the issues related to gaps in segregation of duties. However, as of the six months ended June 30, 2015, our documentation of management’s assessment of internal controls is not yet effective. We are working to improve such documentation in order to render our internal controls effective.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

Not applicable.

Item 1A.

Risk Factors.

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Securities issued for exchange

Date	Security/Value

May 2015	Common stock – 545,455 shares of common stock issued to satisfy earn out liability valued at $3,000,000 or $5.50 per share.

Securities issued for services

Date	Security/Value

May 2015	Common stock – 8,546 shares of common stock. The common stock was valued at $45,000 or $5.26 per share.

Securities issued pursuant to our Employee Stock Plan

Date	Security/Value

April 2015	Stock options – right to buy 4,000 shares of common stock at $5.05 per share and 3,000 shares at $5.17 per share.

May 2015	Stock options – right to buy 120,000 shares of common stock at $6.29 per share.

June 2015	Stock options – right to buy 12,000 shares of common stock at $5.95 per share.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. We relied on Section 4(2) of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

Item 3.

Defaults Upon Senior Securities.

Not Applicable.

Item 4.

Mine Safety Disclosures.

Not Applicable.

Item 5.

Other Information.

Not Applicable.

Item 6.

Exhibits.

INDEX TO EXHIBITS

SEC Reference Number	Title of Document	Location
10.1	Form of Subscription Agreement	Incorporated by reference to the Company’s Form 8-K filed on 5/21/15
10.2	Subscription Agreement	Incorporated by reference to the Company’s Form 8-K filed on 5/21/15
10.3	Employee Agreement Amendment – Edward Lawton	Incorporated by reference to the Company’s Form 8-K filed on 6/24/15
10.4	Employee Agreement – Edward Lawton	Incorporated by reference to the Company’s Form 8-K filed 8/18/14
10.5	Employee Agreement Amendment – Nicholas Eckert	Incorporated by reference to the Company’s Form 8-K filed on 6/24/15
10.6	Employee Agreement – Nicholas Eckert	Incorporated by reference to the Company’s Form 8-K filed 11/12/14
10.7	Employee Agreement Amendment – Richard Carlson	Incorporated by reference to the Company’s Form 8-K filed on 7/31/15
10.8	Employee Agreement Amendment – Richard Carlson	Incorporated by reference to the Company’s Form 8-K filed 6/24/15
10.9	Employee Agreement – Richard Carlson	Incorporated by reference to the Company’s Form 8-K filed on 11/12/14
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101	XBRL	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMTP, INC.

By:	/s/Jonathan M. Strimling
Jonathan M. Strimling
Chief Executive Officer (Principal Executive Officer) Date: August 4, 2015

SMTP, INC.

By:	/s/ Edward Lawton
Edward Lawton Chief Financial Officer
(Principal Financial Officer) Date: August 4, 2015