Form 10-Q
period 2015-09-30
SMTP, Inc.
filed 2015-11-13
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36280

SMTP, Inc.

(Exact name of registrant as specified in its charter)

Delaware	05-0502529
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

304 West University Avenue Gainesville, FL	32601
(Address of principal executive offices)	(Zip Code)

877-705-9362

(Registrant’s telephone number, including area code)

10 Tara Blvd, Suite 430

Nashua, NH 03062

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,233,050 shares of common stock as of November 9, 2015.

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

Examples of forward-looking statements include:

●	the timing of the development of future products;

●	projections of costs, revenue, earnings, capital structure and other financial items;

●	statements of our plans and objectives;

●	statements regarding the capabilities of our business operations;

●	statements of expected future economic performance;

●	statements regarding competition in our market; and

●	assumptions underlying statements regarding us or our business.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses;

●	the occurrence of hostilities, political instability or catastrophic events;

●	changes in customer demand;

●	the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors’ services;

●	developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards; and

●	disruptions to our technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of our operating systems, structures or equipment.

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

Item 1. Financial Statements.

SMTP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
Assets

Cash and cash equivalents	$4,480,086	$2,825,520
Accounts receivable	622,845	393,922
Deferred income taxes	240,622	240,648
Income taxes receivable	1,625,736	328,807
Other current assets	336,274	197,719
Total current assets	7,305,563	3,986,616
Property and equipment, net	562,182	281,555
Goodwill	8,893,508	8,901,106
Other intangible assets, net	6,688,826	7,895,238
Deferred income taxes	612,941	612,941
Deposits and other	21,809	30,172
Total assets	$24,084,829	$21,707,628

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$469,460	$397,262
Accrued expenses and other current liabilities	361,341	355,796
Deferred revenue	867,112	1,006,031
Earn out liabilities	5,291,544	-
Income taxes payable	12,212	14,622
Deferred income taxes	7,658	2,119
Total current liabilities	7,009,327	1,775,830

Earn out liabilities	-	7,679,311
Total liabilities	$7,009,327	$9,455,141
Shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2015 and December 31, 2014 no shares issued or outstanding at September 30, 2015 and
Common stock, $0.001 par value, 50,000,000 shares authorized, 7,222,079 and 5,447,528 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	7,221	5,447
Additional paid in capital	22,370,144	13,248,992
Accumulated deficit	(5,149,909)	(824,185)
Accumulated other comprehensive loss	(151,954)	(177,767)
Total shareholders’ equity	17,075,502	12,252,487

Total liabilities and shareholders’ equity	$24,084,829	$21,707,628

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$3,742,312	$1,631,244	$10,619,368	$4,602,068
Cost of services	1,027,442	340,649	2,742,691	1,019,032
Gross profit	2,714,870	1,290,595	7,876,677	3,583,036
Operating expenses:
Sales and marketing	1,529,054	380,172	4,216,254	776,485
Research and development	530,163	141,923	1,538,528	361,932
General and administrative	1,609,753	973,016	3,766,036	2,020,617
Earn out liability adjustment	270,065	-	2,641,397	-
Amortization of intangible assets	379,053	25,667	1,140,627	25,667

Total operating expenses	4,318,088	1,520,778	13,302,842	3,184,701

Operating income (loss)	(1,603,218)	(230,183)	(5,426,165)	398,335
Other income (expense)	(64,681)	(9,805)	(130,328)	(9,651)

Income (loss) before income taxes	(1,667,899)	(239,988)	(5,556,493)	388,684
Provision (benefit) for income tax	(378,862)	(142,160)	(1,230,777)	111,972
Net income (loss)	$(1,289,037)	$(97,828)	$(4,325,716)	$276,712

Basic net income (loss) per share	$(0.19)	$(0.02)	$(0.71)	$0.06
Diluted net income (loss) per share	$(0.19)	$(0.02)	$(0.71)	$0.06
Shares used in computing basic net income (loss) per share	6,858,407	5,020,005	6,062,196	4,761,469
Shares used in computing diluted net income (loss) per share	6,858,407	5,020,005	6,062,196	4,814,774
Other comprehensive income (loss):
Foreign currency translation adjustment	(106,926)	-	25,813	-
Comprehensive income (loss)	$(1,395,963)	$(97,828)	$(4,299,903)	$276,712

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:

Net income (loss)	$(4,325,716)	$276,712
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,283,865	117,236
Excess tax benefits from share-based payment arrangements	-	(84,264)
Non-cash stock compensation	656,963	453,320
Allowance for refunds and chargebacks	-	(166)
Non-cash earn out liability adjustment	2,641,957	-
Unrealized foreign currency losses	43,069	-
Deferred income taxes	5,654	(167,745)
(Gain)/loss on disposal of property and equipment	2,491	10,172
Changes in operating assets and liabilities:
Accounts receivable	(240,717)	(34,912)
Other assets	(99,082)	(30,337)
Income taxes receivable and payable	(1,299,703)	(513,462)
Accounts payable, accruals and other current liabilities	97,284	225,382
Deferred revenue	(146,664)	89,114
Net cash (used in) provided by operating activities	(1,380,599)	341,050

Cash flows from investing activities
Acquisition of business, net of cash acquired	-	(4,926,317)
Purchases of property and equipment	(432,009)	(50,788)
Proceeds from the sale of property and equipment	-	5,130
Net cash used in investing activities	(432,009)	(4,971,975)

Cash flows provided by financing activities:
Payment to reduce earn out liability	(2,000,000)	-
Dividends to shareholders	-	(1,806,095)
Proceeds from exercise of stock options	141,441
Proceeds from issuance of common stock	5,332,023	10,507,801
Excess tax benefits from share-based payment arrangements	-	73,301
Net cash provided by financing activities	3,473,464	8,775,007

Effect of exchange rate on cash	(6,290)	-

Change in cash and cash equivalents	1,654,566	4,144,082

Cash and cash equivalents, beginning of period	2,825,520	1,731,243

Cash and cash equivalents, end of period	$4,480,086	$5,875,325

Supplemental information on consolidated statements of cash flows:
Cash paid for income taxes	$97,598	$803,500

Noncash investing and financing activity:
Settlement of earn out liability with common stock	$3,000,000	$-

See accompanying notes to the consolidated financial statements.

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

On December 26, 2013, the Company filed a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”), with the Secretary of State of the State of Delaware, to effect a 1-for-5 reverse stock split of the its common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every five shares of the Company’s pre-Reverse Stock Split common stock was combined and reclassified into one share of its common stock. All data for common stock, options and warrants have been adjusted to reflect the 1-for-5 reverse stock split for all periods presented. In addition, all common stock prices, and per share data for all periods presented have been adjusted to reflect the 1-for-5 reverse stock split.

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of consolidated financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 31, 2015. The accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2014 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (U.S. GAAP). The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Foreign Currencies

The Company’s subsidiaries utilize the U.S. Dollar, Swiss Franc, South African Rand and British Pound as their functional currencies. The assets and liabilities of these subsidiaries are translated at ending exchange rates for the respective periods, while revenues and expenses are translated at the average rates in effect for the period. The related translation gains and losses are included in other comprehensive income or loss within the Consolidated Statements of Comprehensive Income (Loss).

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

Goodwill and Impairment

As of September 30, 2015 and December 31, 2014, we had recorded goodwill of $8,893,508 and $8,901,106, respectively. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the SharpSpring and GraphicMail acquisitions (See Note 5). Under FASB ASC 350, “Intangibles - Goodwill and Other” deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-10, and written down when impaired.

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

In determining the provision for income taxes, the Company uses statutory tax rates and tax planning opportunities available to the Company in the jurisdictions in which it operates. This includes recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns to the extent pervasive evidence exists that they will be realized in future periods. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which are expected to be in effect in the years in which the temporary differences are expected to reverse. In accordance with the Company’s income tax policy, significant or unusual items are separately recognized in the period in which they occur. The Company is subject to routine examination by domestic and foreign tax authorities and frequently faces challenges regarding the amount of taxes due. These challenges include positions taken by the Company related to the timing, nature and amount of deductions and the allocation of income among various tax jurisdictions. As of September 30, 2015, the Company is not being examined by domestic or foreign tax authorities.

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

Property and equipment is as follows:

	September 30, 2015	December 31, 2014
Property and equipment, net:
Leasehold improvements	$18,155	$18,154
Furniture and fixtures	141,882	84,377
Computer equipment and software	849,779	496,429
Total	1,009,816	598,960
Less: Accumulated depreciation and amortization	(447,634)	(317,405)
	$562,182	$281,555

Estimated useful lives are as follows:

Leasehold improvements	3-5 years
Furniture and fixtures	3-5 years
Computer equipment	3 years
Software	3-5 years

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

For the Company’s internet-based SharpSpring marketing automation solution, the services are typically offered on a month-to-month basis with a fixed fee charged each month depending on the size of the engagement with the customer. Monthly fees are recorded as revenue during the month they are earned. Some customers are charged annually, for which revenues are deferred and recorded ratably over the subscription period. The Company also charges transactional-based fees if monthly email volume limitations are reached or other chargeable activity occurs. Additionally, during part of 2014, some customers were charged an up-front prepayment that is credited back over the course of the first year, which is recorded as revenue ratably over the first year of service. Starting in the fourth quarter of 2014, customers were charged an upfront implementation and training fee. The upfront implementation and training fees represent short-term “use it or lose it” services offered for a flat fee. Such flat fees are recognized over the service period, which is 60 days.

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents. At September 30, 2015 and December 31, 2014, the Company had cash balances at financial institutions that exceed federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the nine months ended September 30, 2015, and 2014, there were no customers that accounted for more than 10% of total revenue.

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

Research and Development Costs and Capitalized Software Costs

The Company capitalizes certain costs associated with internal use software during the application development stage, mostly related to software that we use in providing our hosted solutions. The Company expenses costs associated with preliminary project phase activities, training, maintenance and any post-implementation period costs as incurred. For the nine months ended September 30, 2015, the Company capitalized $98,100 in software development costs. There were no material costs capitalized in prior periods. Capitalized software costs are amortized over the estimated useful life of the software, which has been estimated to be 3 years, once the related project has been completed and deployed for customer use. At September 30, 2015, the net carrying value of capitalized software was $92,312.

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

The Company will be required to adopt the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company will be required to adopt Topic 606 either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. If the Company elects the modified retrospective approach, it will be required to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes. The Company has not yet completed its assessment of the impact of the new guidance on its consolidated financial statements. On October 5, 2015, the Financial Accounting Standards Board issued a proposed Accounting Standards Update (FASB) to defer the effective date of Topic 606 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. Earlier application is permitted only as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period, or an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period. If the FASB proceeds with the deferral of the effective date as proposed, this will mean the Company will be required to adopt the new guidance of ASC 606 effective January 1, 2019.

In September 2015, the FASB amended its guidance related to the accounting for measurement period adjustments. The amended guidance eliminates the requirement to restate prior period financial statements for measurement period adjustments resulting from a business combination. The amended guidance is effective prospectively for interim and annual periods beginning after December 15, 2015. Early adoption is permitted.

Note 3: Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business.

The Company is not a party to any litigation of a material nature.

Operating Leases and Service Contracts

The Company rents its facilities with leases ranging from month-to-month to several years in duration. Most of its service contracts are on a month-to-month basis, however, the Company entered into several non-cancelable service contracts during the year ended December 31, 2014. Future minimum lease payments and payments due under non-cancelable service contracts are as follows as of September 30, 2015:

Remainder of 2015	$82,376
2016	279,652
2017	140,569
2018	89,084
2019	22,618
Thereafter	-
$614,299

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

SharpSpring

On August 15, 2014, the Company acquired substantially all the assets and assumed the liabilities of SharpSpring LLC, a Delaware limited liability company for a cash payment of $5,000,000 plus potential earn out consideration of $10,000,000 that was contingent on the SharpSpring product achieving certain levels of revenue in 2015. The earn out consideration, was scheduled to be paid 60% in cash and 40% in stock following the audit of the 2015 consolidated financial statements. However, during May 2015, the Company and RCTW, LLC (“RCTW”), the former owner of the SharpSpring assets, agreed that the earn out consideration would be paid in its entirety, with a portion of the cash-based earn out paid early in a cash and stock transaction. During this May 2015 transaction, the Company paid $2,000,000 in cash to RCTW and issued RCTW 545,455 shares in lieu of cash to settle an additional $3,000,000 of the original cash-based earn out liability. As of September 30, 2015, the remaining payment due for the SharpSpring assets is $5,000,000, of which $1,000,000 will be paid in cash and $4,000,000 will be paid in stock during April 2016. The SharpSpring assets and liabilities were assigned to SMTP’s wholly owned subsidiary SharpSpring, Inc. (“SharpSpring”). SharpSpring is a cloud-based marketing automation platform that enables users to connect with customers and build relationships to drive revenue through marketing automation, call tracking and customer relationship management.

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

Pursuant to the asset purchase agreement, the Company was originally liable for an earn out of up to $10,000,000, payable 60% in cash and 40% in stock, depending on SharpSpring achieving certain revenue levels in 2015. At the time of the acquisition, the Company utilized the income approach to estimate the fair value of the earn out. The Company analyzed scenarios and determined a probability weighting for each scenario. The Company calculated the earn out payments based on the respective revenues for each scenario and then weighted the resulting payment by the probabilities of achieving each scenario. In order to calculate an appropriate risk-adjusted discount rate for the earn out, the Company calculated the weighted average cash-flows of the business based on the three scenarios and their respective weightings. The Company then calculated an implied internal rate of return (“IRR”) of 18.9%, which is the discount rate necessary in order to reconcile the weighed cash-flows of the three scenarios to the total purchase price including the earn out payment. The earn out payment was then discounted by the 18.9% IRR. Based on these methods and the Company’s assessment of meeting those revenue levels in 2015, an earn out liability of $6,963,000 was originally recorded as a liability during purchase accounting. This was re-measured in each subsequent quarter since the transaction, resulting in additional charges of $682,000 in the quarter ended December 31, 2014, $704,000 in the quarter ended March 31, 2015, $1,030,000 in the quarter ended June 30, 2015 and $195,000 in the quarter ended September 30, 2015. These earn out adjustments have been recorded on the consolidated statement of comprehensive income (loss) for the respective periods. As noted above, the Company entered into a transaction with RCTW during May 2015 to pay a portion of the cash-based earn out early, as well as to agree that the future earn out for the SharpSpring assets would be paid in its entirety. Although we are obligated to pay the full earn out for the SharpSpring assets, the earn out liability value will continue to increase over time as a result of the discount factor applied to the liability, with ultimate payment occurring in April 2016. As of September 30, 2015, the earn out liability for the $5 million remaining earn out payment is recorded as $4,574,000 as a result of this discount factor. The Company will continue to increase the earn out liability over time as we get close to the ultimate payment date of April 2016 and record the expense related to those adjustments through the consolidated statements of comprehensive income (loss).

As of September 30, 2015, management had completed its evaluation of the fair value of certain intangible and other net assets acquired and does not expect future changes except for future changes to the earn out liability.

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

Pursuant to the equity interest purchase agreement, the Company is liable for an earn out of up to $0.8 million, on GraphicMail achieving certain revenue levels in 2015. The Company utilized the income approach to estimate the fair value of the earn out. The Company analyzed scenarios and determined a probability weighting for each scenario. The Company calculated the earn out payments based on the respective revenues for each scenario and then weighted the resulting payment by the probabilities of achieving each scenario. In order to calculate an appropriate risk-adjusted discount rate for the earn out, the Company calculated the weighted average cash-flows of the business based on the three scenarios and their respective weightings. The Company then calculated an implied internal rate of return (“IRR”) of 29.8%, which is the discount rate necessary in order to reconcile the weighed cash-flows of the three scenarios to the total purchase price including the earn out payment. The earn out payment was then discounted by the 29.8% IRR. Based on these methods and the Company’s assessment of meeting those revenue levels in 2015, an earn out liability of $36,000 was recorded as a liability during purchase accounting. This was re-measured in the quarters ended June 30, 2015, and September 30, 2015, resulting in an additional charge of $637,332 and $75,065, respectively. The company will continue to refine the projection of GraphicMail revenue levels in 2015 compared to the earn out revenue levels and adjust the liability accordingly through the consolidated statement of comprehensive income (loss).

As of September 30, 2015, management had completed its evaluation of the fair value of certain intangible and other net assets acquired and does not expect future changes except for future changes to the earn out liability.

Note 5: Intangible Assets

Intangible assets are as follows:

	September 30, 2015	December 31, 2014
Intangible assets:
Trade names	$373,632	$381,473
Technology	4,037,358	4,095,892
Customer relationships	3,672,873	3,699,237
Total	8,083,863	8,176,602
Less: Accumulated amortization	(1,395,037)	(281,364)
	$6,688,826	$7,895,238

Estimated amortization expense for the remainder of 2015 and subsequent years is as follows:

Remainder of 2015	$372,386
2016	1,381,714
2017	1,144,987
2018	977,511
2019	763,379
2020	589,409
Thereafter	1,459,440
Total	$6,688,826

Amortization expense for the three and nine months ended September 30, 2015 was $379,053 and $1,140,627, respectively. Amortization expense for the three and nine months ended September 30, 2014 was $25,677.

Note 6: Shareholders’ Equity

In February 2015, the Company announced it was suspending its quarterly dividends with no dividends being paid during 2015. For the three and nine months ending September 30, 2014, the Company paid quarterly dividends of $602,562 and $1,806,094, respectively.

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

In August 2015 the Company completed a registered public offering, which raised $3.4 million of funding (net of expenses) by offering shares of common stock for sale.

Note 7: Changes in Accumulated Other Comprehensive (Income) Loss

Foreign Currency
Translation
Adjustment
Balance as of December 31, 2014	$(177,767)
Other comprehensive income (loss) prior to reclassifications	-
Amounts reclassified from accumulated other comprehensive income	-
Tax effect	-
Net current period other comprehensive loss	25,813
Balance as of September 30, 2015	$(151,954)

Note 8: Net Income (Loss) Per Share

Computation of net income (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income (loss)	$(1,289,037)	$(97,828)	$(4,325,716)	$276,712

Basic weighted average common shares outstanding	6,858,407	5,020,005	6,062,196	4,761,469
Add incremental shares for:
Warrants	-	-	-	27,128
Stock options	-	-	-	26,177
Diluted weighted average common shares outstanding	6,858,407	5,020,005	6,062,196	4,814,774

Net income (loss) per share:
Basic	$(0.19)	$(0.02)	$(0.71)	$0.06
Diluted	$(0.19)	$(0.02)	$(0.71)	$0.06

For the three and nine months ended September 30, 2015, 1,026,279 stock options and 170,973 warrants were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive. For the three months ended September 30, 2014, 740,640 stock options and 200,973 warrants were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive.

Note 9: Income Taxes

During the three and nine months ended September 30, 2015, the Company recorded income tax benefits of $378,862 and $1,230,777, respectively. The effective tax rate for the three months ending September 30, 2015 and 2014 was 23% and 59%, respectively. The effective rate for the nine months ending September 30, 2015 and 2014 was 22% and 29%, respectively.

Note 10: Stock-Based Compensation

From time to time, the Company grants stock option awards to officers and employees under the 2010 Stock Incentive Plan (“the Plan”) which, as amended, provides us with the ability to issue options on up to 1,350,000 common shares. At September 30, 2015, the Company had 1,026,279 outstanding options issued under the plan.

Such awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

Nine Months Ended September 30,
	2015	2014
Volatility	29% - 39%	73% - 76%
Risk-free interest rate	1.31% - 2.10%	1.76% - 1.93%
Expected term	6.25 - 8.68 years	6.25 years

For grants prior to January 1, 2015, the volatility assumption was based on historical volatility of similar sized companies due to lack of historical data of the Company’s stock price. For all grants subsequent to January 1, 2015, the volatility assumption reflects the Company’s historic stock volatility for the period of February 1, 2014 forward, which is the date the Company’s stock started actively trading. The risk free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award. The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110.

Stock option awards are expensed on a straight-line basis over the requisite service period. During the three and nine months ended September 30, 2015, the Company recognized expense of $221,636 and $656,963, respectively, associated with stock and option awards. During the three and nine months ended September 30, 2014, the Company recognized expense of $133,613 and $408,544, respectively, associated with stock and option awards. At September 30, 2015, future stock compensation expense (net of estimated forfeitures) not yet recognized was $1,824,038 and will be recognized over a weighted average remaining vesting period of 2.8 years. The following summarizes stock option activity for the nine months ended September 30, 2015:

		Weighted	Weighted	Weighted
		Average	Average	Average
	Number of	Exercise	Fair	Remaining
	Shares	Price	Value	Contractual Life
Outstanding at December 31, 2014	805,840	$5.51	$3.47	8.6
Granted at market price	392,000	5.61
Exercised	(34,325)	4.09
Forfeited	(137,586)	5.92
Outstanding at September 30, 2015	1,025,929	5.50	2.90	8.4
Exercisable at September 30, 2015	290,818	5.21	3.21	7.3

The intrinsic value of the Company’s stock options outstanding was $76,318 at September 30, 2015.

Note 11: Warrants

On January 30, 2014, in connection with an $11.5 million financing transaction, the Company issued 80,000 warrants to purchase common stock at an exercise price of $7.81 per share with a term of 5 years. The fair value of the warrants was determined using the Black-Scholes option valuation model. The warrants expire on January 30, 2020 and have a remaining contractual life of 4.3 years as of September 30, 2015. These warrants became exercisable on January 30, 2015.

On, January 28, 2015, the Company cancelled 30,000 warrants issued on August 1, 2013 in connection with a consulting agreement in exchange for the Company issuing 5,000 shares of restricted Company common stock.

The following table summarizes information about the Company’s warrants at September 30, 2015:

		Weighted	Weighted
	Number of	Average	Average Remaining	Intrinsic
	Units	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2014	200,973	$6.07

Granted	-	-
Cancelled	(30,000)	5.00
Outstanding at September 30, 2015	170,973	$6.26	3.1	$-

Exercisable at September 30, 2015	170,973	$6.26	3.1	$-

The warrants were valued using the Black-Scholes pricing model with the following assumptions:

	Nine Months Ended September 30,
	2015	2014
Volatility	-	72%
Risk-free interest rate	-	0.54%
Expected term	-	2.5 years

Note 12: Subsequent Events

On October 8, 2015, the Company received a notification from GraphicMail Ltd, the Company’s third-party GraphicMail reseller in the United Kingdom, in which GraphicMail Ltd indicated its decision to terminate the reseller relationship with the Company. Under the provisions of the termination letter and the reseller agreement, GraphicMail Ltd will cease to sell and market GraphicMail on November 12, 2015. Provisions in the reseller agreement call for a 60-day transition period followed by the transfer of all customers to the Company. The reseller agreement also stipulates that the Company will pay GraphicMail Ltd up to one times the annual net revenues on these transferred customers over four quarterly installments over the next year following the transition period.

On November 4, 2015, the Company announced its intentions to eventually discontinue the GraphicMail brand and migrate its existing GraphicMail product customers to its SharpSpring product.

Also on November 4, 2015, the Company announced its intentions to change its name to SharpSpring, Inc. as of December 1, 2015 and change its trading ticker to SHSP on the same day.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Three Months Ended September 30, 2015

	Three Months Ended Sept 30,		Change from	Percent Change from
	2015	2014	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$3,742,312	$1,631,244	$2,111,068	129%
Cost of Sales	1,027,442	340,649	686,793	202%
Gross Profit	$2,714,870	$1,290,595	$1,424,275	110%

Revenues increased for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily due to the acquisitions of GraphicMail and SharpSpring. Additionally, revenues have increased considerably for our SharpSpring product since its acquisition in August 2014.

Cost of services increased for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 primarily due to costs to support increased revenues and incremental business from the acquisitions of GraphicMail and SharpSpring. Additionally, we have added to SharpSpring resources to support its business growth since acquiring the business in August 2014. As a percentage of revenues, cost of services were 27% and 21% of revenues for the three months ended September 30, 2015 and 2014, respectively. This reflects a lower gross margin for our newly acquired SharpSpring product as we invest in resources to support the future growth of that product.

				Percent
	Three Months Ended		Change	Change
	Sept 30,		from	from
	2015	2014	Prior Year	Prior Year
Operating Expenses:
Sales and marketing	$1,529,054	$380,172	$1,148,882	302%
Research and development	530,163	141,923	388,240	274%
General and administrative	1,609,753	973,016	636,737	65%
Earn out liability adjustment	270,065	—	270,065	100%
Amortization of intangible assets	379,053	25,667	353,386	1377%
	$4,318,088	$1,520,778	$2,797,310	184%

Sales and marketing expenses increased for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 primarily due to acquisitions of GraphicMail and SharpSpring and due to the increase in sales and marketing wages due to recent hires following the acquisitions. Additionally, we have incurred higher costs associated with marketing programs during the quarters ended June 30, 2015 and September 30, 2015, as we expand on programs to market and sell SharpSpring.

Research and development expenses increased for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 primarily due to additional expenses relating to our acquisitions of SharpSpring and GraphicMail, each of which had product development groups. We have also expanded our product development group for SharpSpring following the acquisition last year.

General and administrative expenses increased for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 primarily due to the acquisitions of SharpSpring and GraphicMail, and the addition of new resources hired and new facilities added to support business growth.

The acquisitions of SharpSpring and GraphicMail included liability-based contingent consideration which is re-measured during each reporting period until ultimate settlement in April 2016. These re-measurements resulted in additional charges that are recorded on the consolidated statements of comprehensive income (loss). During the three months ended September 30, 2015, we incurred charges of $195,000 related to an adjustment to the earn out liability for SharpSpring and $75,065 related to an adjustment to the earn out liability for GraphicMail.

Amortization of intangible assets increased for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 due to a full quarter of the amortization of intangibles acquired as part of the SharpSpring acquisition and the amortization of intangibles from the GraphicMail acquisition, which occurred in the fourth quarter of 2014.

	Three Months Ended		Change	Percent Change
	Sept 30,		from	from
	2015	2014	Prior Year	Prior Year
Other:
Other income (expense)	$(64,681)	$(9,805)	$(54,876)	560%
Provision (benefit) for income tax	(378,862)	(142,160)	(236,702)	167%
Net income (loss)	(1,289,037)	(97,828)	(1,191,209)	1,218%

Other income (expense) is primarily related to the impact of foreign exchange rates on the settlement and revaluation of our receivable and payable balances that are denominated in currencies other than our functional currencies.

Changes in our income tax expense related primarily to differences in pretax (loss) income during the three months ended September 30, 2015 and September 30, 2014.

Changes in net income (loss) for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was due to the items described above.

Nine Months Ended September 30, 2015

	Nine Months Ended		Change	Percent
	Sept 30,		from	Change from
	2015	2014	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$10,619,368	$4,602,068	$6,017,300	131%
Cost of Sales	2,742,691	1,019,032	1,723,659	169%
Gross Profit	$7,876,677	$3,583,036	$4,293,641	120%

Revenues increased for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to the acquisitions of GraphicMail and SharpSpring. Additionally, revenues have increased considerably for our SharpSpring product since its acquisition in August 2014.

Cost of services increased for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily due to costs to support increased revenues and incremental business from the acquisitions of GraphicMail and SharpSpring. Additionally, we have added to SharpSpring resources to support its business growth since acquiring the business in August 2014. As a percentage of revenues, cost of services were 26% and 22% of revenues for the nine months ended September 30, 2015 and 2014, respectively. This reflects a lower gross margin for our newly acquired SharpSpring product as we invest in resources to support the future growth of that product.

				Percent
	Nine Months Ended		Change	Change
	Sept 30,		from	from
	2015	2014	Prior Year	Prior Year
Operating Expenses:
Sales and marketing	$4,216,254	$776,485	$3,439,769	443%
Research and development	1,538,528	361,932	1,176,596	325%
General and administrative	3,766,036	2,020,617	1,745,419	86%
Earn out liability adjustment	2,641,397	-	2,641,397	100%
Amortization of intangible assets	1,140,627	25,667	1,114,960	4344%
	$13,302,842	$3,184,701	$10,118,141	318%

Sales and marketing expenses increased for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily due to acquisitions of GraphicMail and SharpSpring and due to the increase in sales and marketing wages due to recent hires following the acquisitions. Additionally, we have incurred higher costs associated with marketing programs during the quarters ended June 30, 2015 and September 30, 2015, as we expand on programs to market and sell SharpSpring.

Research and development expenses increased for the three months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily due to additional expenses relating to our acquisitions of SharpSpring and GraphicMail, each of which had product development groups. We have also expanded our product development group for SharpSpring following the acquisition last year.

General and administrative expenses increased for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily due to the acquisitions of SharpSpring and GraphicMail, and the addition of new resources hired to support general business growth.

The acquisitions of SharpSpring and GraphicMail included liability-based contingent consideration, which is re-measured during each reporting period until ultimate settlement in April 2016. These re-measurements resulted in additional charges that are recorded on the consolidated statements of comprehensive income (loss). During the nine months ended September 30, 2015, we incurred charges of $1,929,000 related to an adjustment to the earn out liability for SharpSpring and $712,397 related to an adjustment to the earn out liability for GraphicMail.

Amortization of intangible assets increased for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due to a full quarter of the amortization of intangibles acquired as part of the SharpSpring acquisition and the amortization of intangibles from the GraphicMail acquisition, which occurred in the fourth quarter of 2014.

				Percent
	Nine Months Ended		Change	Change
	Sept 30,		from	from
	2015	2014	Prior Year	Prior Year
Other:
Other income (expense)	$(130,328)	$(9,651)	$(120,677)	1,250%
Provision (benefit) for income tax	(1,230,777))	111,972	(1,342,749)	(1,199)%
Net income (loss)	(4,325,716)	276,712	(4,602,428)	(1,663)%

Other income (expense) is primarily related to the impact of foreign exchange rates on the settlement and revaluation of our receivable and payable balances that are denominated in currencies other than our functional currencies.

Changes in our income tax expense related primarily to differences in pretax (loss) income during the nine months ended September 30, 2015 and September 30, 2014.

Changes in net income (loss) for the three months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was due to the items described above.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of cash inflows are net remittances from customers for our services. Such payments are sometimes received in advance of providing the services, yielding a deferred revenue liability on our consolidated balance sheet. In addition, we raised approximately $3.4 million (net of expenses) from a stock offering in August 2015, we raised nearly $2.0 million (net of expenses) from a stock offering to outside investors in the second quarter of 2015 and we raised approximately $10.5 million (net of expenses) during a stock offering in the first quarter of 2014.

Our primary sources of cash outflows include payroll and payments to vendors and third party service providers. Additionally, we acquired both SharpSpring and GraphicMail last year and will incur additional earn out payments in the future related to these acquisitions. In the past, we also had substantial income tax payments associated with our profits. With the exception of income taxes, which occur on a periodic basis, cash outflows typically occur in close proximity of expense recognition.

Analysis of Cash Flows

Net cash (used in) provided by operating activities decreased by $1,721,649 or 505%, to ($1,380,599) for the nine months ended September 30, 2015, compared to $341,050 for the nine months ended September 30, 2014. The decrease in cash provided by operating activities was attributable primarily to a reduction in net income, partially offset by changes in net working capital and other adjustments.

Net cash used in investing activities was $432,009 and $4,971,975 during the nine months ended September 30, 2015, and 2014, respectively. For the nine months ending September 30, 2015, this includes purchases of property and equipment consisting of acquisitions of computers, servers, furniture and other equipment, as well as capitalized development costs. For the nine months ended September 30, 2014, this includes $4,926,317 of net cash paid to acquire substantially all the assets and assume the liabilities of SharpSpring. Other investing activities include $50,788 of investments in property and equipment, and proceeds of $5,130 received from the sale of property and equipment.

Net cash provided by financing activities was $3,473,464 and $8,775,007 during the nine months ended September 30, 2015 and 2014, respectively. For the nine months ending September 30, 2015, this includes approximately $3.4 million of proceeds from the issuance of common stock (net of expenses). It also includes $2.0 million received from the issuance of common stock in May 2015 and the corresponding payment outflow of $2.0 million for the early settlement of the cash-based earn out liability for the SharpSpring acquisition at the same time. In addition, we receive funds associated with stock option exercises. During the nine months ended September 30, 2014, we distributed $1,806,095 in cash to our shareholders in the form of a regular quarterly dividend which was offset by excess tax benefits from share-based payment arrangements of $73,301 and proceeds of $10,507,801 received from the issuance of common stock, which is being used to fund acquisitions, for working capital and for general corporate purposes. We announced a suspension of our dividend in February 2015, and did not pay a dividend during the nine months ended September 30, 2015.

We had net working capital of $296,236 and $2,210,786 as of September 30, 2015 and December 31, 2014, respectively. Our decrease in net working capital as of September 30, 2015 was primarily attributable to shift of our earn-out liabilities to current liabilities as of September 30, 2015 since the payment is within one year.

Contractual Obligations

We rent our facilities with leases ranging from month-to-month to several years in duration. Most of our service contracts are also on a month-to-month basis. However, we entered into several non-cancelable service contracts during 2013 and 2014. Future minimum lease payments and payments due under non-cancelable service contracts are as follows as of September 30, 2015:

Remainder of 2015	$82,376
2016	279,652
2017	140,569
2018	89,084
2019	22,618
Thereafter	—
$614,299

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

We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree. Our Annual Report on Form 10-K for the year ended December 31, 2014 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies during the quarter ended September 30, 2015. See our Note 1 in our unaudited financial statements for the three and nine months ended September 30, 2015 as set forth herein.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at September 30, 2015.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2015. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2015 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting. We disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 that management had concluded that our internal control over financial reporting was not effective as of December 31, 2014 due to gaps in segregation of duties and documentation of management’s assessment of internal controls. During the nine months ended September 30, 2015, management implemented and improved certain secondary reviews to address the issues related to gaps in segregation of duties. However, as of the nine months ended September 30, 2015, our documentation of management’s assessment of internal controls is not yet effective. We are working to improve such documentation in order to render our internal controls effective.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Securities issued pursuant to our Employee Stock Plan

Date	Security/Value

August 2015	Stock options – right to buy 70,000 shares at $4.82 per share; 3,000 shares of common stock at $4.88 per share; 6,000 shares at $5.01 per share; 4,000 shares at $5.51 per share; 27,000 shares at $5.93 per share and 10,000 shares at $5.96 per share.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On November 4, 2015, the Company announced its intentions to eventually discontinue the GraphicMail brand and migrate its existing GraphicMail product customers to its SharpSpring product.

On October 1, 2015, the Company relocated its principal executive offices to 304 West University Avenue, Gainesville, FL.

Effective December 1, 2015, the Company intends to change its name to SharpSpring, Inc. and change its trading ticker to SHSP.

Item 6. Exhibits.

INDEX TO EXHIBITS

SEC Reference Number	Title of Document	Location

1.1	Underwriting Agreement - Craig-Hallum Capital Group	Incorporated by reference to the Company’s Form 8-K filed 8/07/15

10.1	Employee Agreement – Richard Carlson	Incorporated by reference to the Company’s Form 8-K filed on 9/14/15

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to the Company’s Form 8-K filed on 9/14/15

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	XBRL	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMTP, INC.

By:	/s/ Richard A. Carlson
Richard A. Carlson
Chief Executive Officer and President
(Principal Executive Officer)
Date: November 13, 2015

SMTP, INC.

By:	/s/ Edward Lawton
Edward Lawton
Chief Financial Officer
(Principal Financial Officer)
Date: November 13, 2015

