Form 10-K
period 2015-12-31
SharpSpring, Inc.
filed 2016-03-30
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 001-36280

SharpSpring, Inc.

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $19,896,881 as of June 30, 2015.

As of March 23, 2016, there were 7,283,787 outstanding shares of the registrant’s common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy or information statement to be filed in conjunction with the registrant’s annual meeting of stockholders to be held in May 2016 are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy or information statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2015.

2

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses;

●	the extent to which we are successful in migrating our customers from our phased out service platforms to our newer automated service platform;

●	the occurrence of hostilities, political instability or catastrophic events;

●	changes in customer demand;

●	the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors’ services;

●	developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards; and

●	disruptions to our technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of our operating systems, structures or equipment.

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

Overview

SharpSpring, Inc. (the “Company”) is a cloud-based marketing technology company. The Company’s products are designed to improve the way that businesses communicate with their prospects and customers to increase sales. The Company’s flagship SharpSpring marketing automation platform uses advanced features such as web tracking, lead scoring and automated workflow to help businesses deliver the right message to the right customer at the right time. All of our products are designed and built as Software as Service (or SaaS) offerings. We provide our products primarily on a subscription basis, with additional fees charged if specified volume limits are exceeded by our customers.

We operate globally with offices on three continents through SharpSpring, Inc., a Delaware corporation, and our wholly owned subsidiaries that consist of (i) SharpSpring Technologies, Inc., a Delaware corporation; (ii) InterInbox SA, a Swiss corporation; (iii) ERNEPH 2012A (Pty) Ltd. dba ISMS, a South African limited company; (iv) ERNEPH 2012B (Pty) Ltd. dba GraphicMail South Africa, a South African limited company; (v) Quattro Hosting LLC, a Delaware limited liability company; (vi) SMTP Holdings S.a.r.l., a Luxembourg S.a.r.l.; and (vii) InterCloud Ltd, a Gibraltar Limited Company. Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms means SharpSpring, Inc., and its subsidiaries.

On December 1, 2015, we changed our name from SMTP, Inc. to SharpSpring, Inc., and we changed the name of our SharpSpring operating subsidiary from SharpSpring, Inc. to SharpSpring Technologies, Inc. We also changed our trading symbol from SMTP to SHSP at the same time. On August 15, 2014, the Company acquired substantially all the assets and assumed the liabilities of SharpSpring LLC. On October 17, 2014, the Company acquired substantially all of the outstanding equity of the GraphicMail, group companies.

Products and Services

SharpSpring Marketing Automation

Our SharpSpring marketing automation solution brings powerful digital marketing tools to small and medium-sized businesses and is primarily sold to marketing agencies who use the platform on behalf of their clients. SharpSpring’s powerful features, flexible platform, and ease-of-use allow customers to increase leads into their business, convert more leads to sales and measure the effectiveness of all their marketing campaigns. At the end of 2015, we had over 800 marketing automation customers and almost 3,000 businesses using the platform, including agencies, agency clients and direct end users. SharpSpring provides this powerful, but simple-to-use marketing automation platform at a lower price than its competitors and in a framework that is especially appealing because of its inherently flexible architecture. The solution also offers a built-in CRM tool and call tracking functionality.

SMTP Relay Services

The Company offers a proprietary SMTP relay product, which is designed to send high volumes of email messages in an efficient manner and increase the delivery rate of email messages. For over a decade, customers have turned to SMTP to ensure their emails are delivered to the inbox of their intended recipients. Companies sending large volumes of permission-based, opt-in email (email that a person has agreed to receive) often has difficulty getting those emails into the recipient’s inbox. In recent years, Internet Service Providers (ISPs) have been forced to tighten email filters resulting in billions of legitimate emails never reaching their intended recipients. SMTP’s deliverability expertise and technology platform allow customers to achieve higher rates of receipt, thus improving their marketing campaigns and communication efforts.

GraphicMail Email Marketing

Throughout 2015, the Company offered the GraphicMail email campaign management solution to customers globally. In late 2015, the Company announced that it would discontinue selling and offering the GraphicMail email solution and migrate existing GraphicMail customers to the SharpSpring marketing automation platform, providing customers with a newer, cutting-edge solution for email marketers. The migration of customers off the GraphicMail platform is expected to begin in the first half of 2016. The GraphicMail platform focused on email, social and mobile marketing and was typically used by companies wishing to communicate with a list of subscribers or customers. Email marketing remains an effective form of digital marketing today and provides users with a high ROI on their marketing budget, which continues to drive email marketing industry growth. These GraphicMail customers used the integrated design tools, campaign reporting capabilities, social media integration for platforms like Facebook and Twitter, and mobile messaging capabilities to reach out to their customer base. In the future once these customer move on the SharpSpring platform, they will have tools such as automated workflows, triggered emails and dynamic list segmentation to improve the effectiveness of their marketing programs. This product is sold and supported through our network of subsidiaries and third party resellers around the globe.

Markets & Competition

We operate in the marketing technology market, with a focus on marketing automation and email technology products. Our products compete in three markets that are interrelated and often overlap with each other:

1)	Marketing automation products (highly targeted one-to-one messaging with sophisticated analytics);

2)	Traditional email marketing services (newsletters and one-to-many communications); and

3)	Email delivery services (robust infrastructure for the delivery of high volumes of email)

Our SharpSpring product competes primarily in the marketing automation market. Based on industry reports, our growth rate and the growth rate of our competitors, we believe the market for marketing automation technology is growing at approximately 60% per year currently. The market for marketing automation software and related solutions is new and evolving, with high barriers to entry due to the complex nature of the technology. SharpSpring entered the market in 2014 with a highly competitive offering that achieved meaningful customer adoption in its first two years after launch. At the end of 2015, SharpSpring had over 800 paying customers and approximately 3,000 businesses using the platform, including agencies, agency clients and direct end users. We face competition from cloud-based software and SaaS companies including Marketo, Act-On, Pardot (acquired by SalesForce.com in July 2013) and HubSpot. We differentiate ourselves from the competition with SharpSpring’s advanced features, ease of use, platform flexibility, and value compared to other competitive offerings. SharpSpring is designed as a solution for small or mid-sized businesses, but also focuses on selling to marketing agencies, who serve as partners providing a distribution channel to end customers.

GraphicMail has historically competed in the email marketing space, with a product focused on the small and medium-size business market (SMB). GraphicMail is designed to provide customers with an easy-to-use email campaign management solution that includes design capabilities, reporting tools and list management functionality. GraphicMail competed with companies such as Constant Contact, iContact Corporation, The Rocket Science Group LLC (MailChimp®), and VerticalResponse, Inc., a subsidiary of Deluxe Corporation, and others. GraphicMail, and most other vendors, typically charge a monthly fee or a fee per number of emails sent and, in some cases, they have a free offering for low-volume or non-profit customers. GraphicMail’s rich feature set, comparative value and local language support have been key market differentiators. In the future, however, GraphicMail customers will be migrated to the SharpSpring platform and will enjoy more advanced features to help them send more targeted, personalized messages to grow their business.

Stand-alone SMTP relay services customers seek the highest levels of marketing and transactional email deliverability. Those customers may have in-house design teams, and internal analytics capabilities so are typically less concerned with some of the “front end” capabilities of a full-service email marketing system. They often send significantly higher volumes of email and are therefore subject to higher risks of having their legitimate opt-in email inadvertently intercepted by SPAM filters. As a result, SMTP relay customers are typically far more concerned with successful email delivery than with the design and creation of email content. For this reason, SMTP’s relay services for improving deliverability are typically significantly lower in cost than sending via integrated packages. We compete with companies such as SendGrid, Mandrill, JangoMail, Amazon SES and others.

We are part of a constantly evolving and highly competitive marketplace. Some of our competitors have more extensive customer bases and broader customer relationships than we have, and have longer operating histories and greater name recognition than we have. Additionally, some of our current and potential competitors have significantly more financial, technical, marketing and other resources than we have, and are able to devote greater resources to the development, promotion, sale and support of their products and services. Barriers to entry are relatively high in the marketing automation market due to complexity of systems, but are relatively low in the cloud-based email services market and so, in addition to the competitors mentioned above, we may face future competition in the email delivery market from new companies, which may include large, established companies.

Sales and Marketing

We sell our products globally, through our internal sales teams as well as through third party resellers. Our products have separate and mostly distinct sales processes, which are described below. We use and rely on our own SharpSpring marketing automation platform to help our business generate leads, convert more leads to sales and monitor the effectiveness of all our marketing campaigns. Our websites at www.sharpspring.com, www.smtp.com and www.graphicmail.com serve as lead generation sources and we use a variety of other digital marketing tools to attract new customers.

Our SharpSpring product sales process involves targeting customers, completing product demos and advancing customers through our sales pipeline to conversion using our SharpSpring marketing automation product. Since SharpSpring was only launched in 2014, brand recognition today is fairly limited, though on the increase. Therefore, we are more reliant on outbound marketing and search engine traffic to attract potential leads. Our marketing efforts to date have been nearly 100% focused on digital marketing agencies, and we have had success signing up 674 marketing agency partners as of December 31, 2015. These agencies become customers of ours and are able to resell SharpSpring to their clients, while paying increased fees to us if the number of clients on the SharpSpring product reaches certain levels. This allows the agency to provide services and first level support for their clients, which increases their own revenues from the end client and creates a longer-lasting relationship overall. We also sell SharpSpring directly to end-users and have 132 direct end users on the platform. The sales team consists of both internal resources and a network of third-party resellers, which we refer to as country partners.

Our GraphicMail sales and marketing efforts are designed to attract potential customers to our website, enroll them in a free trial, encourage them to engage with our products, convert them to paying customers and retain them as ongoing customers. We employ strategies to acquire our customers by using a variety of sources, including online advertising and partner relationships and referrals. We also invest in public relations and thought leadership to build our overall brand and visibility. We advertise online through pay-per-click advertising with search engines, including Google, Yahoo!, Bing and others. We deploy banner advertising with online advertising networks and other websites likely to be frequented by SMB organizations. Additionally, GraphicMail uses a network of third party resellers who distribute and sell GraphicMail in 14 countries. These resellers act as local sales resources, perform marketing for the product and provide first level support, and receive a large portion of the revenue related to sales of GraphicMail through their organization.

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

Customers

We have thousands of customers using both our SMTP relay service and our GraphicMail product, some as direct customers and some as customers of our resellers. As of December 31, 2015, we had 806 customers for our SharpSpring product, most of which were marketing agencies.

The vast majority of our customers are on month-to-month agreements with the company, with a mixture of customers being charged in advance and in arrears. We have a small amount of customers that prepay for longer periods, such as quarterly or annually.

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

Technology & Technology Suppliers

Our SharpSpring product technology was developed internally over the past three years. SharpSpring’s key features include web tracking, customer relationship management, call tracking, lead scoring and nurturing, rule-based triggers and notifications and deep analytics to measure ROI. We offer value to our customers by providing integration with industry standard technologies like Salesforce.com and others, and third-party data providers like Zoom Info.

Our GraphicMail product technology was developed by our team of experienced developers over the past eight years. GraphicMail’s product consists of an advanced email editor that customers use to create sharp, professional email campaigns. It has an easy to use interface, integrates with social media channels, offers mobile messaging and includes tools to effectively track campaign results. GraphicMail has historically utilized Postfix software to assist in spooling emails. Postfix, is an open source technology and can be used by anyone without cost but the technology has significant limitations in terms of its ability to support high-volume senders. During 2015, GraphicMail started sending its emails through our internal SMTP relay service thereby exploiting SMTP’s many years of experience in email delivery and robust technical infrastructure on behalf of GraphicMail customers.

The Company’s SMTP relay service product uses Message Transfer Agent (MTA) technology provided by Message Systems. This software can handle large volumes of email and provides unique features such as adaptive delivery for managing email delivery issues, such as throttling by the ISP’s. Facebook, LinkedIn, and other very large email senders employ this same sophisticated software. Typically, our SMTP relay service customers would be too small and spend too little on email to be able to afford this type of sophisticated system. Our solution to this problem is to provide our customers with these systems by pooling a large number of customers into our proprietary and scalable system that handles billions of emails. We customized various aspects of the software to optimize the speed at which email is delivered, and to manage the process of maximizing inbox delivery. Our proprietary systems manage how emails are sent, and which IP addresses or pools of IP addresses are used for sending. We control the speed and volume with which emails are released to various ISPs. For example, we may allow sending to Gmail addresses to ramp more quickly than to MSN addresses, depending upon our interactions with the various ISPs all over the world. Another key part of our technological assets are our 12,286 portable IPv4 addresses. We can allow our customers to use our IP addresses to improve the inbox delivery of their email campaigns.

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

All of our products are developed by experienced resources. Our platforms are hosted in third party data centers on equipment that is mostly leased or rented from the provider. During 2015, these providers included Amazon Web Services, Rackspace, Softlayer, Linode, Google Cloud, Hetzner and Sadecehosting, Data Realms, Sprocket Networks, MongoHQ, Microsoft Azure, and others. These data centers use biometric access controls, redundant power, environmental controls and secure internet connection points to ensure uptime and data security. The Company continuously monitors our services for availability, performance and security. When necessary we send engineers to these third-party providers’ locations to maintain quality control and oversight. We rely on our data center providers to maintain peak operating conditions in their businesses and to quickly address issues related to their service as they arise.

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

The CAN-SPAM Act’s main provisions include:

●	prohibiting false or misleading email header information

●	prohibiting the use of deceptive subject lines

●	ensuring that recipients may, for at least 30 days after an email is sent, opt out of receiving future commercial email messages from the sender, with the opt-out effective within 10 days of the request

●	requiring that commercial email be identified as a solicitation or advertisement unless the recipient affirmatively assented to receiving the message

●	requiring that the sender include a valid postal address in the email message

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

Employees

As of March 23, 2016, we have approximately 174 people supporting our operations, including approximately 152 employees and 22 contractors. Nearly all of our employees and contractors devote their full effort to the company. Our full-time resources include 43 sales and marketing resources, 29 development resources, 18 general & administrative resources and 84 customer services, network and support resources.

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

Properties

Our corporate headquarters is located in Gainesville, FL. We have additional offices in Manchester, NH, Cambridge, MA, Geneva, Switzerland, Kiev, Ukraine, Odessa, Ukraine, Bellville (Cape Town), South Africa and Johannesburg, South Africa. Presently, we rent all of the offices.

Corporate Information

SharpSpring, Inc. is a Delaware corporation. Its wholly owned subsidiaries consist of (i) SharpSpring Technologies, Inc., a Delaware corporation; (ii) InterInbox SA, a Swiss corporation; (iii) ERNEPH 2012A (Pty) Ltd. dba ISMS, a South African limited company; (iv) ERNEPH 2012B (Pty) Ltd. dba GraphicMail South Africa, a South African limited company; (v) Quattro Hosting LLC, a Delaware limited liability company; (vi) SMTP Holdings S.a.r.l., a Luxembourg S.a.r.l.; and (vii) InterCloud Ltd, a Gibraltar Limited Company.

In August 2014, we acquired substantially all of the assets and assumed the liabilities of SharpSpring LLC., a marketing automation services provider, which business is now operated out of our wholly owned subsidiary SharpSpring Technologies, Inc. and provides our SharpSpring Marketing Automation services In October 2014, we acquired 100% of the equity of the GraphicMail group companies (“GraphicMail”), a global email services provider, consisting of InterInbox SA, ERNEPH 2012A (Pty) Ltd. dba ISMS, ERNEPH 2012B (Pty) Ltd. dba GraphicMail South Africa, Quattro Hosting LLC, SMTP Holdings S.a.r.l., and InterCloud Ltd., which provide our GraphicMail Email Marketing services.

Our corporate headquarters is located at 304 West University Avenue, Gainesville, FL 32601. Our telephone number is 877-705-9362. Our corporate website is www.sharpspring.com. The information on our website is not incorporated herein by reference and is not part of this Form 10-K Annual Report. Also, this report includes the trade names of other companies. Unless specifically stated otherwise, the use or display by us of such other parties’ names and trade names in this report is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, any of these other parties.

ITEM 1A.	RISK FACTORS

Risks Related To Our Business

Our planned customer migration from our GraphicMail platform to our SharpSpring platform could cause us to lose a significant number of customers, which could have a material impact on our revenue, cash balance and future results.

In November 2015, we announced our intention to migrate all of our GraphicMail customers over to our SharpSpring platform on a new product called SharpSpring Mail+. Although the SharpSpring platform is more advanced than GraphicMail and will offer customers more features, many of our smaller customers may defect to other competitor’s platforms who offer a more simplified platform than what our SharpSpring platform offers. As a result, the loss of some smaller customers during this migration process would decrease our short-term revenues. In addition, we may also face difficulties selling our GraphicMail product to new customers near the end of its life cycle, which could also decrease our short-term revenues. Any decrease in our revenues could negatively impact our stock price.

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

We may not be able to scale our business quickly enough to meet our customers’ growing needs, and if we are not able to grow efficiently, our operating results could be harmed.

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

To succeed, we must continue to attract and retain a large number of customers on a cost-effective basis, many of whom have not previously used the types of products and services that we offer. We rely on a variety of methods to attract new customers, such as outbound emails, hosting events, paying providers of online services, search engines, directories and other websites to provide content, advertising banners and other links that direct customers to our website. If we are unable to use any of our current marketing initiatives or the cost of such initiatives were to significantly increase or such initiatives or our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers or retain existing customers on a cost-effective basis and, as a result, our revenue and results of operations would be adversely affected.

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

If we pursue future acquisitions, our inability to successfully acquire and integrate other businesses, assets, products or technologies could harm our operating results.

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

Our international operations present unique challenges and risks to our Company. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could interfere with our ability to offer our products and services to one or more countries or expose us or our employees to fines and penalties. These laws and regulations include, but are not limited to, tax laws, data privacy and filtering requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Violations of these laws and regulations could result in monetary damages, criminal sanctions against us, our officers, or our employees, and prohibitions on the conduct of our business. Our international operations also subject us to additional foreign currency exchange rate risks and will require additional management attention and resources. Our international operations subject us to other inherent risks, including, but not limited to:

●	the impact of recessions in economies outside of the United States

●	changes in and differences between regulatory requirements between countries

●	U.S. and foreign export restrictions, including export controls relating to encryption technologies

●	anti-SPAM laws and other laws that may differ materially from US laws

●	reduced protection for and enforcement of intellectual property rights in some countries

●	potentially adverse tax consequences

●	difficulties and costs of staffing and managing foreign operations

●	political and economic instability

●	international conflicts, wars or terrorism

●	tariffs and other trade barriers

●	seasonal reductions in business activity

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

We face significant threats from new entrants to our SMTP email relay business, which could cause us to suffer a decline in revenues and profitability.

Barriers to entry in the SMTP relay services technology market are relatively low. Privately-backed and public companies could choose to enter our space and compete directly with us, or indirectly by offering substitute solutions. The result could be decreased demand or pricing for our services, longer sales cycles, or a requirement to make significant incremental investments in research and development to match these entrants’ new technologies. If any of these happens, it could cause us to suffer a decline in revenues and profitability.

The market in which we participate is competitive and, if we do not compete effectively, our operating results could be harmed.

Our principal competitors include marketing automation companies like HubSpot, Marketo, Pardot and Act-On, as well as providers of email management services for small to medium size businesses such as SendGrid.com, JangoMail.com/JangoSMTP.com, ExactTarget.com, ConstantContact.com, iContact.com and MailChimp.com/Mandrill.com, as well as larger companies such as Amazon.com, and the in-house information technology capabilities of prospective customers. Competition could result in reduced sales, reduced margins or the failure of our products to achieve or maintain more widespread market acceptance, any of which could harm our business.

The market for our SMTP relay services is competitive and the barriers to entry are relatively low. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales, limit customer attrition and maintain our prices. We may also experience competition from Internet Service Providers, or ISPs, advertising and direct marketing agencies and other large established businesses, such as Microsoft Corporation, Google Inc. or Yahoo! Inc. These potential competitors possess large, existing customer bases, substantial financial resources and established distribution channels. If these companies decide to develop, market or resell competitive email marketing products, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. In addition, one or more of these ISPs or other businesses could decide to offer a competitive email marketing product at no cost or low cost in order to generate revenue as part of a larger product offering.

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. Our current and potential competitors may have more extensive customer bases and broader customer relationships than we have. In addition, these companies may have longer operating histories and greater name recognition than we have and may be able to bundle products with other products that have gained widespread market acceptance. These competitors may be better able to respond quickly to new technologies and to undertake more extensive marketing campaigns. If we are unable to compete with such companies, the demand for our products could substantially decline.

Our business is substantially dependent on continued demand for marketing and email technology and any decrease in demand could cause us to suffer a decline in revenues and profitability.

We derive, and expect to continue to derive, substantially all of our revenue from organizations, including marketing agencies and small and medium size businesses, associations and non-profits. As a result, widespread acceptance of marketing technology among small and medium size organizations is critical to our future growth and success. The overall market for marketing automation technology is relatively new and still evolving, and small organizations have generally been slower than larger organizations to adopt email marketing as part of their marketing mix. There is no certainty regarding how or whether this market will develop, or whether it will experience any significant contractions. Our ability to attract and retain customers will depend in part on our ability to make email communications convenient, effective and affordable. If small and medium size organizations determine that email marketing and communication does not sufficiently benefit them, existing customers may cancel their accounts and potential customers may decide not to utilize our email services. In addition, many small and medium size organizations currently lack the technical expertise to effectively send large quantities of email. As technology advances, however, small and medium size organizations may establish the capability to manage their own email transmissions and therefore have no need for our email services. If the market for email services fails to grow or grows more slowly than we currently anticipate, demand for our services may decline and our revenue would suffer.

We are a small public company and the requirements of being a public company are a strain on our systems and resources, are a diversion to management’s attention and are costly.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (Exchange Act) the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), and the rules and regulations of The NASDAQ Stock Market. The requirements of these rules and regulations increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing the costly process of implementing and testing our systems to report our results as a public company, to continue to manage our growth and to implement internal controls. We are and will continue to be required to implement and maintain various other control and business systems related to our equity, finance, treasury, information technology, other recordkeeping systems and other operations. As a result of this implementation and maintenance, management’s attention may be diverted from other business concerns, which could adversely affect our business.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

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

As a result of being a public company, our business and financial condition has become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the time and resources of our management and adversely affect our business and operating results.

Risks Related To Our Management

If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued efforts and abilities of our executive officers, including our Chief Executive Officer and other key personnel, each of whom would be difficult to replace. In particular, Richard Carlson, our Chief Executive Officer and President and Travis Whitton, our Chief Technology Officer, are critical to the Company’s strategic direction and product development process. The loss of the services of Messrs. Carlson, Whitton or other key personnel, and the process to replace any of our key personnel, would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives. We currently do not maintain key person life insurance on any of our executives. Accordingly, the loss of the services of any of these persons would adversely affect our business.

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

Our officers and directors own a significant interest in our voting stock and it may be difficult for investors to overcome this influence in future shareholder votes, which could result in decisions adverse to our general stockholders.

As of December 31, 2015, our officers and directors, in the aggregate, beneficially own approximately or have the right to vote approximately 42% of our outstanding common shares on a fully diluted basis. As a result, these stockholders have significant influence over all matters submitted to our stockholders for approval including:

●	election of our board of directors

●	removal of any of our directors

●	amendment of our Articles of Incorporation or By-laws

●	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us

As a result of their ownership and positions, our officers and directors collectively are able to influence matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of our officers may differ from the interests of the other stockholders, and they may influence decisions with which the other stockholders may not agree. Such decisions may be detrimental to our business plan and/or operations and they may cause our business to fail in which case you may lose your entire investment.

Substantial future sales of shares of our common stock by large existing stockholders could depress the market price of our common stock.

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

The United States Securities and Exchange Commission, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls, on an ongoing basis, over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for our Company to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our shares of common stock.

A material weakness in internal controls may remain undetected for a longer period because of our Company’s exemption from the auditor attestation requirements under Section 404(b) of Sarbanes-Oxley.

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

Although it is against our terms and conditions, our customers could use our email servers to transmit negative messages or website links to harmful applications, reproduce and distribute copyrighted material without permission, or report inaccurate or fraudulent data or information. Any such use of our products could damage our reputation and we could face claims for damages, copyright or trademark infringement, defamation, negligence or fraud. Moreover, our customers’ promotion of their products and services through our email marketing product may not comply with federal, state and foreign laws. We cannot predict whether our role in facilitating these activities would expose us to liability under these laws.

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

While we have established contingency plans for certain potential disasters, it is possible that an unexpected disaster may occur, which could interrupt our ability to provide services. We also depend on the efficient and uninterrupted operations of our third-party data centers and hardware systems. The data centers and hardware systems are vulnerable to damage from earthquakes, tornados, hurricanes, fire, floods, power loss, telecommunications failures and similar events. If any of these events results in damage to our facilities or third-party data centers or systems, we may be unable to operate our services until the damage is repaired, and may accordingly lose clients and revenues. In addition, subject to applicable insurance coverage, we may incur substantial costs in repairing any damage.

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

We rely on computer hardware purchased and software licensed from third parties in order to offer our products, including software from Message Systems, hardware from such large vendors as International Business Machines Corporation, Dell Computer Corporation, Sun Microsystems, Inc. and EMC Corporation and hosting services from Amazon Web Services, Rackspace, Softlayer, Linode, Google Cloud, Hetzner, Sadecehosting, Data Realms, Sprocket Networks, MongoHQ, Microsoft Azure, and others as well. This hardware and software may not continue to be available on commercially reasonable terms, or at all. If we lose the right to use any of this hardware or software or such hardware or software malfunctions, our customers could experience delays or be unable to access our services until we can obtain and integrate equivalent technology or repair the cause of the malfunctioning hardware or software. Any delays or failures associated with our services could upset our customers and harm our business.

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

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Third parties may assert patent and other intellectual property infringement claims against us in the form of lawsuits, letters or other forms of communication. These claims, whether or not successful, could:

●	divert management’s attention;

●	result in costly and time-consuming litigation;

●	require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all;

●	in the case of open source software-related claims, require us to release our software code under the terms of an open source license; or

●	require us to redesign our software and services to avoid infringement.

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

Privacy concerns and consumers’ acceptance of Internet behavior tracking may limit the applicability, use and adoption of our marketing software.

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

Adoption and retention of email as a communications medium depends on the ability to prevent junk mail, or “spam,” from overwhelming a subscriber’s electronic mailbox. In recent years, many companies have evolved to address this issue and filter unwanted messages before they reach customers’ mailboxes. In response, spammers have become more sophisticated and have also begun using junk messages as a means for fraud. Email protection companies in turn have evolved to address this new threat. However, if their products fail to be effective against spam, adoption of email as a communications tool will decline, which would adversely affect the market for our services.

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

Risks Related To Owning Our Securities

We will make significant earn out payments related to our SharpSpring, LLC asset acquisition which will dilute your ownership of our common stock.

We are required to pay the remaining earn out consideration of $5.0 million in connection with our SharpSpring, LLC asset acquisition, which will be paid as $1.0 million in cash and $4.0 million in stock. The number of shares to satisfy the stock portion of the earn out will be determined in early April 2016 and the stock issuance will occur in May or June 2016. At current prices, we will issue approximately 1.0 million new shares to satisfy the stock earn out, which will dilute the ownership levels of all existing holders.

We need to solicit and receive shareholder approval in connection with the SharpSpring stock earn out.

We have determined that the issuance of the approximately 1.0 million shares of stock for the SharpSpring earn out will trigger the NASDAQ rule requiring stockholders to approve stock issuances for a single purpose in excess of 20% of the then-applicable shares outstanding. Therefore, we need to solicit and receive stockholder approval in connection with the SharpSpring stock earn out. Although we expect we will receive the requisite stockholder approval, if we do not receive the requisite shareholder approval, we will be obligated to pay the stock earn out in cash, which would exceed our cash balance and available funding sources and have a materially adverse affect on our Company, including possible bankruptcy proceedings.

We may need additional capital in the future, which may not be available to us on favorable terms, or at all, and may dilute your ownership of our common stock.

We have historically relied on outside financing and cash from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financing in the future to:

●	make earn out payments in connection with our SharpSpring acquisition; fund our operations;

●	respond to competitive pressures;

●	take advantage of strategic opportunities, including more rapid expansion of our business or the acquisition of complementary products, technologies or businesses; and

●	develop new products or enhancements to existing products.

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

One of the strategies available to us to grow our business would be to acquire competing or complementary services, technologies or businesses. We also may enter into relationships with other businesses in order to expand our service offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies.

In connection with one or more of those transactions, we may:

●	issue additional equity securities that would dilute our stockholders;

●	use cash that we may need in the future to operate our business;

●	incur debt on terms unfavorable to us or that we are unable to repay;

●	incur large charges or substantial liabilities;

●	encounter difficulties retaining key employees of the acquired company or integrating diverse business cultures;

●	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges; and

●	encounter unfavorable reactions from investment banking market analysts who disapprove of our completed acquisitions.

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

Our common stock is traded on The NASDAQ Capital Market and, despite certain increases of trading volume from time to time, our common stock is considered “thinly-traded,” meaning that the number of persons interested in trading our common stock at any given time may be relatively small or non-existent. Finance transactions resulting in a large amount of newly issued shares that become readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our stock. As of December 31, 2015, we have outstanding a total of 3,008,106 shares of common stock that are held by certain insider stockholders. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

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

Delaware law, as well as our amended certificate of incorporation and bylaws, contains anti-takeover provisions that could delay or prevent a change in control of our Company, even if the change in control would be beneficial to our stockholders. These provisions could lower the price that future investors might be willing to pay for shares of our common stock. These anti-takeover provisions:

●	authorize our board of directors to create and issue, without stockholder approval, preferred stock, thereby increasing the number of outstanding shares, which can deter or prevent a takeover attempt;

●	prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

●	empower our board of directors to fill any vacancy on our board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

●	provide that our board of directors is expressly authorized to adopt, amend or repeal our bylaws; and

●	provide that our directors will be elected by a plurality of the votes cast in the election of directors.

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

Our quarterly operating results may fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Some of the important factors that could cause our revenue and operating results to fluctuate from quarter to quarter include:

●	our ability to retain existing customers, attract new customers and satisfy our customers’ requirements;

●	general economic conditions;

●	changes in our pricing policies;

●	our ability to expand our business;

●	Our ability to successfully integrate our acquired businesses;

●	new product and service introductions;

●	technical difficulties or interruptions in our services;

●	the timing of additional investments in our hardware and software systems;

●	regulatory compliance costs;

●	costs associated with future acquisitions of technologies and businesses; and

●	extraordinary expenses such as litigation or other dispute-related settlement payments.

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

We cannot assure you that the market price for our common stock will remain at its current level and a decrease in the market price could result in substantial losses for investors. The market price of our common stock may be significantly affected by one or more of the following factors:

●	announcements or press releases relating to our industry or to our own business or prospects;

●	regulatory, legislative, or other developments affecting us or our industry generally;

●	sales by holders of restricted securities pursuant to effective registration statements or exemptions from registration; and

●	market conditions specific to email delivery companies, our industry and the stock market generally.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We currently have three independent research analyst covering our stock and may not obtain additional research coverage by securities and industry analysts. If no additional securities or industry analysts commence coverage of us, the trading price for our common stock could be negatively affected. In the event any analyst who covers us downgrades our securities, the price of our securities would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and its trading volume to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our corporate headquarters is located in Gainesville, FL. We have additional offices in Manchester, NH; Cambridge, MA; Kiev, Ukraine; Odessa, Ukraine; Geneva, Switzerland; Bellville (Cape Town), South Africa; and Johannesburg, South Africa. Presently, we rent all of the offices.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any litigation of a material nature.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on The NASDAQ Capital Market under the symbol “SHSP”. Prior to our name change on December 1, 2015 our common stock traded on the NASDAQ Capital Market under the symbol “SMTP”. Prior to January 31, 2014 our common stock traded on the OTCQB under the symbol “SMTP”. The following table set forth below lists the range of high and low bids for our common stock for our two most recent fiscal years.

		High	Low

2014	1st Quarter	$10.00	$5.93
	2nd Quarter	$6.50	$5.87
	3rd Quarter	$6.70	$5.95
	4th Quarter	$6.65	$5.42

2015	1st Quarter	$6.09	$4.50
	2nd Quarter	$6.35	$4.66
	3rd Quarter	$6.56	$4.60
	4th Quarter	$5.19	$3.16

*The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions or a liquid trading market.

Stockholders

As of March 23, 2016 we have a total of 7,283,787 shares of common stock outstanding, held of record by approximately 67 stockholders. We do not have any shares of preferred stock outstanding.

Dividends

Our Company began paying regular cash dividends during the year ended December 31, 2012. During 2014, our Company distributed dividends of $2,459,711 in cash to its stockholders. Our Company did not distribute any cash dividends in 2015.

Presently, our Loan and Security Agreement with Western Alliance Bank restricts our ability to pay cash dividends on our common stock and it will continue to do so for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2015.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,066,710	$5.37	52,260
Equity compensation plans not approved by security holders (2)	170,973	$6.26	-0-
Total	1,237,683	$5.49	52,260

(1)	Reflects our 2010 Employee Stock Plan, as amended for the benefit of our directors, officers, employees and consultants. We have reserved 1,350,000 shares of common stock for such persons pursuant to that plan.

(2)	Comprised of common stock purchase warrants we issued for services.

Recent Sales of Unregistered Securities

During the period covered by this report, our Company issued the following securities without registering the securities under the Securities Act:

Securities issued as consideration for acquisition

Date	Security
May 2015	Common stock – 545,455 shares issued to satisfy earn out liability valued at $3,000,000 or $5.50 per share.

Securities issued as for exchange

Date	Security
January 2015	Common stock – 5,000 shares issued in exchange for cancellation of 30,000 outstanding warrants issued on August 1, 2013

Securities issued pursuant to our Employee Stock Plan

Date	Security
October-December 2015	Stock Options – rights to buy 290,500 shares of common stock at prices ranging from $4.50-$5.00 per share.

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

Background Overview

We provide SaaS based marketing technologies, ranging from advanced marketing automation tools to email delivery services. Our marketing automation solution (SharpSpring) allows customers to interact with a potential customer from an early stage and nurture that potential customer using marketing automation techniques until it becomes a qualified sales lead or customer. Our email marketing solution (GraphicMail) allows customers to conduct email marketing campaigns using template-driven tools with easy-to-use graphical interfaces and associated analytics. Our SMTP relay service provides customers with the ability to increase the deliverability of email with less time, cost and complexity than handling it themselves.

In addition to our growth through strategic acquisitions in 2014, we believe our growth since inception has been driven by the combination of our technological offering with our excellent service and support, all offered at competitive pricing. We currently operate in over 100 countries worldwide, with approximately half of our revenues coming from the United States and half of our revenues being derived overseas. We employ a subscription-based revenue model. We also earn revenues from additional usage charges that may come into effect when a customer exceeds its quota, as well as fees earned for related products and services.

On August 15, 2014, we acquired substantially all the assets and assumed certain liabilities of SharpSpring LLC, a Delaware limited liability company, which were assigned to our wholly owned subsidiary SharpSpring Technologies, Inc. (formerly called SharpSpring, Inc.). The SharpSpring product engages in the business of creating, marketing, and selling software that provides marketing automation, call tracking, and website traffic analysis and customer relationship management. It is a cloud-based marketing automation platform that enables users to connect with customers and build relationships to drive revenue.

On October 17, 2014, we acquired the GraphicMail group companies (“GraphicMail”) consisting of InterInbox SA, a Swiss corporation, InterCloud Ltd, a Gibraltar limited company, ERNEPH 2012A (Pty) Ltd. dba ISMS, a South African limited company, ERNEPH 2012B (Pty) Ltd. dba GraphicMail South Africa, a South African limited company, and Quattro Hosting LLC, a Delaware limited liability company. GraphicMail operates as an email service provider, enabling customers to create content and manage emails being sent to customers and distribution lists.

Unless the context otherwise requires, in this section titled Management’s Discussion and Analysis Of Financial Condition and Results of Operations all references to “SharpSpring” relate to the SharpSpring product, while all references to “our Company,” “we,” “our” or “us” and other similar terms means SharpSpring, Inc., a Delaware corporation, and all subsidiaries as of the dates of their respective acquisitions.

Results of Operations

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

				Percent
			Change	Change
			from	from
	2015	2014	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$14,589,177	$7,499,497	$7,089,680	95%
Cost of Sales	3,950,866	1,715,613	2,235,253	130%
Gross Profit	10,638,311	5,783,884	4,854,427	84%

Revenues increased for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily due to the acquisitions of GraphicMail and SharpSpring. In addition, since the acquisition of SharpSpring in August 2014, SharpSpring grew significantly on an organic basis. During 2014, SharpSpring generated approximately $0.5 million in revenues following the acquisition in August 2014. In 2015, SharpSpring generated approximately $4.3 million of revenue.

Cost of services increased for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to increased revenues and incremental business from our acquisitions in 2014. As a percentage of revenues, cost of services were 27% and 23% of revenues for the years ended December 31, 2015 and 2014, respectively, reflecting a lower gross margin for our SharpSpring product as we invest in resources to support the future growth of that product.

				Percent
			Change	Change
			from	from
	2015	2014	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$5,828,703	$1,832,966	$3,995,737	218%
Research and development	2,163,269	803,427	1,359,842	169%
General and administrative	4,822,325	3,136,612	1,685,713	54%
Change in earn out liability	2,555,649	682,000	1,873,649	275%
Intangible asset amortization	1,508,616	285,071	1,223,545	429%
Impairment of intangible assets	1,310,386	-	1,310,386	n/a
	18,188,948	6,740,076	11,448,872	170%

Sales and marketing expenses increased for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to acquisitions of GraphicMail and SharpSpring and due to an overall increase in sales and marketing spending throughout 2015 as we look to expand our sales teams and increase our marketing campaigns.

Research and development expenses increased for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to additional expenses relating to our acquisitions of SharpSpring and GraphicMail, each of which had product development groups. Over the last year, we have also doubled our SharpSpring development team to make ongoing product improvements and scale for growth.

General and administrative expenses increased for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to the acquisitions of the SharpSpring product and GraphicMail, and the addition of new resources hired to support general business growth.

The acquisitions of SharpSpring and GraphicMail included liability-based contingent consideration which is re-measured during each reporting period until ultimate settlement in April 2016. These re-measurements resulted in additional charges that are recorded on the consolidated statements of comprehensive income (loss). During 2015 and 2014, we incurred charges of $2.6 million and $0.7 million, respectively, related to the adjustment to the earn out liabilities for SharpSpring and GraphicMail.

Amortization of intangible assets increased for the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to a full year of the amortization of intangibles acquired as part of the SharpSpring and GraphicMail acquisitions in 2014.

During 2015, we recorded an impairment of intangible assets related to our planned migration off of the GraphicMail platform during the first half of 2016. Once the migration occurs, we will cease using the trade name and technology, and we recorded a reduction in the value of these intangible assets related to the limited future use and benefit that we are anticipating.

				Percent
			Change	Change
			from	from
	2015	2014	Prior Year	Prior Year
Other
Total other expense	$(231,718)	$(16,278)	$(215,440)	1324%
Provision (benefit) for income tax	461,947	(131,258)	593,205	-452%

Other expense is primarily related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency.

Changes in our income tax expense related primarily to recording a deferred tax valuation allowance for the majority of our U.S. deferred tax assets. This added approximately $2.9 million of expense during 2015. Additionally, differences in pretax income during the years ended December 31, 2015 and 2014 led to the remainder of the change.

Liquidity and Capital Resources

Our primary source of cash inflows are net remittances from customers for our services. Such payments are sometimes received in advance of providing the services, yielding a deferred revenue liability on our balance sheet. In addition, we raised approximately $5.3 million (net) related to stock offerings during 2015 and we raised $10.5 million (net) in a stock offering during the first quarter of 2014.

Our primary sources of cash outflows include payroll, payments to vendors and third party service providers and, in 2014, income tax payments. With the exception of income taxes, which occur on a periodic basis, cash outflows typically occur in close proximity of expense recognition. During 2014, we also used cash for our SharpSpring and GraphicMail acquisitions.

Years Ended December 31, 2015 and 2014

Net cash provided by (used in) operating activities decreased $1,925,633 from $427,186 provided by operations in 2014 to $1,498,447 used in operations for the year ended December 31, 2015. The decrease of cash from operating activities was primarily attributable to lower profits during 2015 compared to 2014 as described above, offset by higher adjustments for non-cash income items such as depreciation and amortization, the earn out liability adjustment and impairment of intangibles. Although our net income decreased by $7.4 million, we had an increase in depreciation and amortization (including impairment of intangibles) of $2.6 million, an increase in our earn out liabilities of $1.9 million, and we created a deferred tax valuation allowance which reduced our deferred tax assets.

Net cash used in investing activities was $625,731 in 2015 compared to $7,442,237 in 2014. During the year ended December 31, 2015, cash used for investing activities consisted of acquisitions of software and property, plant and equipment. During the year ended December 31, 2014, cash used for investing activities consisted of the acquisitions of SharpSpring and GraphicMail totaling $7,380,603, purchases of fixed assets of $66,764, offset by proceeds from the sale of fixed assets of $5,130.

Net cash provided by financing activities was $3,474,711 and 8,115,306 during the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, financing activities consisted of proceeds from the issuance of common stock of $5.3 million and proceeds from option exercises of $141,441, partially offset by a payment of $2.0 million to settle a portion of the SharpSpring earn out liability. During the year ended December 31, 2014, financing activities consisted primarily of proceeds from the issuance of common stock of $10.5 million, partially offset by dividends paid to shareholders of $2,459,711 and excess tax benefits from share-based payment arrangements of $66,843.

We had net working capital of negative $1.8 million as of December 31, 2015 and positive $2.2 million as of December 31, 2014. The decrease in net working capital as of December 31, 2015 was primarily attributable to our increased short term earn out liability of $5.2 million, which was classified as long-term as of December 31, 2014. Our cash balance increased to $4,158,646 at December 31, 2015 compared to $2,825,520 at December 31, 2014.

Contractual Obligations

We rent our facilities with leases ranging from month-to-month to several years in duration. Most of our service contracts are also on a month-to-month basis. However, from time to time, we enter into non-cancelable service contracts including longer-term contracts and payments for the acquisition of customer relationships from resellers. Future minimum lease payments and payments due under non-cancelable service contracts are as follows as of December 31, 2015:

2016	$1,126,036
2017	166,003
2018	69,377
2019	-
2020	-
Thereafter	-
Total	$1,361,416

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

New Accounting Pronouncements

For information on recent accounting pronouncements, see Recently Issued Accounting Pronouncements in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2015 due to gaps in segregation of duties.

The Company’s internal control over financial reporting includes policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and controls may become inadequate if conditions change. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2016.

SharpSpring, Inc.

By:	/s/ Richard A. Carlson
Richard A. Carlson
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard A. Carlson	Chief Executive Officer and President (Principal Executive Officer), Director	March 30, 2016
Richard A. Carlson

/s/ Edward Lawton	Chief Financial Officer (Principal Financial Officer)	March 30, 2016
Edward Lawton

/s/ Semyon Dukach	Chair of the Board of Directors	March 30, 2016
Semyon Dukach

/s/ Vadim Yasinovsky	Director	March 30, 2016
Vadim Yasinovsky

/s/ John L. Troost	Director	March 30, 2016
John L. Troost

/s/ David A. Buckel	Director	March 30, 2016
David A. Buckel

Report of Independent Registered Public Accounting Firm

To the Board of Directors

SharpSpring, Inc.

We have audited the accompanying consolidated balance sheets of SharpSpring, Inc. (the Company) (f/k/a SMTP, Inc.) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SharpSpring, Inc as of December 31, 2015 and 2014 and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ McConnell & Jones, LLP

Houston, Texas
March 30, 2016

4828 Loop Central Drive, Suite 1000
Houston, TX 77081
Phone: 713.968.1600

WWW.MCCONNELLJONES.COM

SHARPSPRING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$4,158,646	$2,825,520
Accounts receivable	794,123	393,922
Deferred income taxes	16,645	240,648
Income taxes receivable	793,189	328,807
Other current assets	250,840	197,719
Total current assets	6,013,443	3,986,616

Property and equipment, net	817,046	281,555
Goodwill	8,881,933	8,901,106
Other intangible assets, net	5,518,305	7,895,238
Deferred income taxes	-	612,941
Deposits and other	11,280	30,172
Total assets	$21,242,007	$21,707,628

Liabilities and Shareholders’ Equity
Accounts payable	$609,454	$397,262
Accrued expenses and other current liabilities	1,098,790	355,796
Deferred revenue	895,158	1,006,031
Current portion of earn out liabilities	5,191,116	-
Income taxes payable	36,469	14,622
Deferred income taxes	7,598	2,119
Total current liabilities	7,838,585	1,775,830

Non-current portion of earn out liabilities	-	7,679,311
Total liabilities	7,838,585	9,455,141

Shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 7,233,035 and 5,447,528 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	7,233	5,447
Additional paid in capital	22,607,290	13,248,992
Accumulated other comprehensive loss	(142,613)	(177,767)
Accumulated deficit	(9,068,488)	(824,185)
Total shareholders’ equity	13,403,422	12,252,487

Total liabilities and shareholders’ equity	$21,242,007	$21,707,628

See accompanying notes to the consolidated financial statements.

SHARPSPRING, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended
	December 31,
	2015	2014
Revenue	$14,589,177	$7,499,497

Cost of services	3,950,866	1,715,613
Gross profit	10,638,311	5,783,884

Operating expenses:
Sales and marketing	5,828,703	1,832,966
Research and development	2,163,269	803,427
General and administrative	4,822,325	3,136,612
Change in earn out liability	2,555,649	682,000
Intangible asset amortization	1,508,616	285,071
Impairment of intangible assets	1,310,386	-

Total operating expenses	18,188,948	6,740,076

Operating loss	(7,550,637)	(956,192)
Total other expense	(231,718)	(16,278)

Loss before income taxes	(7,782,355)	(972,470)
Provision (benefit) for income tax	461,947	(131,258)
Net loss	$(8,244,302)	$(841,212)

Basic net loss per share	(1.30)	(0.17)
Diluted net loss per share	(1.30)	(0.17)
Shares used in computing basic net loss per share	6,354,134	4,913,903
Shares used in computing diluted net loss per share	6,354,134	4,913,903

Other comprehensive income (loss):
Foreign currency translation adjustment	35,154	(177,767)
Comprehensive loss	$(8,209,148)	$(1,018,979)

See accompanying notes to the consolidated financial statements.

SHARPSPRING, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated	Retained
			Additional	Other	Earnings
	Common Stock		Paid in	Comprehensive	(Accumulated
	Shares	Amount	Capital	Loss	Deficit)	Total
Balance, December 31, 2013	3,127,598	$3,128	$1,855,186	$-	$17,027	$1,875,341
Stock based compensation - stock options	-	-	560,960	-	-	560,960
Dividends paid to shareholders	-	-	(2,459,711)	-	-	(2,459,711)
Issuance of common stock for cash	1,888,168	1,888	10,506,286	-	-	10,508,174
Issuance of common stock for services	8,336	8	52,267	-	-	52,275
Issuance of common stock related to acquisition	423,426	423	2,667,161	-	-	2,667,584
Tax benefit from stock-based award activity, net	-	-	66,843	-	-	66,843
Foreign currency translation adjustment	-	-	-	(177,767)	-	(177,767)
Net loss	-	-	-	-	(841,212)	(841,212)
Balance, December 31, 2014	5,447,528	5,447	13,248,992	(177,767)	(824,185)	12,252,487
Stock based compensation - stock options	-	-	689,871	-	-	689,871
Issuance of common stock for cash	1,198,984	1,199	5,485,707	-	-	5,486,906
Issuance of common stock for services	41,068	41	182,019	-	-	182,060
Issuance of common stock for earn out payment	545,455	545	2,999,455	-	-	3,000,000
Tax benefit from stock-based award activity, net	-	-	1,246	-	-	1,246
Foreign currency translation adjustment	-	-	-	35,154	-	35,154
Net loss	-	-	-	-	(8,244,302)	(8,244,302)
Balance, December 31, 2015	7,233,035	$7,233	$22,607,290	$(142,613)	$(9,068,488)	$13,403,422

See accompanying notes to the consolidated financial statements.

SHARPSPRING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(8,244,302)	$(841,212)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,709,057	424,701
Impairment of intangible assets	1,310,386	-
Excess tax benefits from share-based payments	(1,247)	(66,843)
Non-cash stock compensation	890,189	650,734
Deferred income taxes	842,688	(617,852)
(Gain)/loss on disposal of property and equipment	2,491	10,172
Non-cash change in value of earn out liability	2,556,209	682,000
Unearned foreign currency gain/loss	152,211	-
Changes in operating assets and liabilities:
Accounts receivable	(428,764)	(153,056)
Other assets	(42,837)	254,738
Income taxes, net	(445,145)	(442,811)
Accounts payable	238,957	289,028
Accrued expenses and other current liabilities	71,487	(37,096)
Deferred revenue	(109,827)	274,683
Net cash provided by (used in) operating activities	(1,498,447)	427,186

Cash flows from investing activities
Acquisition of business, net of cash acquired	-	(7,380,603)
Purchases of property and equipment	(625,731)	(66,764)
Proceeds from the sale of property and equipment	-	5,130
Net cash used in investing activities	(625,731)	(7,442,237)

Cash flows from financing activities:
Dividends to shareholders	-	(2,459,711)
Payment to reduce earn out	(2,000,000)	-
Proceeds from exercise of stock options	141,441	-
Proceeds from issuance of common stock	5,332,023	10,508,174
Excess tax benefits from share-based payments	1,247	66,843
Net cash provided by financing activities	3,474,711	8,115,306

Effect of exchange rate on cash	(17,407)	(5,978)

Change in cash and cash equivalents	1,333,126	1,094,277

Cash and cash equivalents, beginning of year	2,825,520	1,731,243

Cash and cash equivalents, end of year	$4,158,646	$2,825,520

Supplemental information on consolidated statements of cash flows:
Cash paid for income taxes	$130,292	$803,500

Supplemental information on non-cash investing and financing activities:
Settlement of earn out liability with common stock	$3,000,000	$-
Issuance of common stock to acquire GraphicMail	$-	$2,684,138
Contingent earn-out liability from acquisition of GraphicMail and SharpSpring	$-	$6,997,311

See accompanying notes to the consolidated financial statements.

SHARPSPRING, INC.

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

On December 1, 2015, the Company changed its parent company name from SMTP, Inc. to SharpSpring, Inc. and changed the name of its SharpSpring U.S. operating subsidiary from SharpSpring, Inc. to SharpSpring Technologies, Inc.

The Company focuses on providing cloud-based marketing automation solutions and email services to its customers. The Company’s SharpSpring marketing automation solution is designed to increase the rate businesses generate leads and convert more leads to sales by improving the way businesses communicate with customers and prospects. The Company’s email relay product is designed to improve the rate at which high volumes of emails are delivered to the desired recipient. The Company’s services are marketed directly by the Company and through reseller partners.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Our Consolidated Financial Statements include the accounts of SharpSpring, Inc. and our subsidiaries (“the Company”). Our Consolidated Financial Statements reflect the elimination of all significant inter-company accounts and transactions. On August 15, 2014, we completed the purchase of substantially all the assets and assumed the liabilities SharpSpring LLC. On October 17, 2014, we completed the purchase of GraphicMail. The financial results of these entities have been included in our Consolidated Financial Statements from the dates of acquisition. See Note 3.

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

SHARPSPRING, INC.

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

Intangibles

Finite-lived intangible assets include trade names, developed technologies and customer relationships and are amortized based on the estimated economic benefit over their estimated useful lives, with periods ranging from 5 to 11 years. We continually evaluate the reasonableness of the useful lives of these assets. Finite-lived intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. Impairment losses are measured as the amount by which the carrying value of an asset group exceeds its fair value and are recognized in operating results. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an asset group. The dynamic economic environment in which the Company operates and the resulting assumptions used to estimate future cash flows impact the outcome of these impairment tests. During the year ended December 31, 2015, the Company recorded an impairment loss of $1,310,386 related to the impaired recovery of its GraphicMail technology and trade name assets.

Goodwill and Impairment

As of December 31, 2015 and 2014, we had recorded goodwill of $8,881,933 and $8,901,106, respectively. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the SharpSpring and GraphicMail acquisitions (See Note 5). Under FASB ASC 350, “Intangibles - Goodwill and Other” deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-10, and written down when impaired.

SHARPSPRING, INC.

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

The Company applies the authoritative guidance in accounting for uncertainty in income taxes recognized in the consolidated financial statements. This guidance prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. There are no material uncertain tax positions taken by the Company on its tax returns. Tax years subsequent to 2011 remain open to examination by U.S. federal and state tax jurisdictions.

In determining the provision for income taxes, the Company uses statutory tax rates and tax planning opportunities available to the Company in the jurisdictions in which it operates. This includes recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns to the extent pervasive evidence exists that they will be realized in future periods. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which are expected to be in effect in the years in which the temporary differences are expected to reverse. In accordance with the Company’s income tax policy, significant or unusual items are separately recognized in the period in which they occur. The Company is subject to routine examination by domestic and foreign tax authorities and frequently faces challenges regarding the amount of taxes due. These challenges include positions taken by the Company related to the timing, nature and amount of deductions and the allocation of income among various tax jurisdictions. As of December 31, 2015, the Company is not being examined by domestic or foreign tax authorities.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred. Depreciation expense related to property and equipment was $200,441 and $139,630 for the years ended December 31, 2015 and 2014, respectively.

Property and equipment as of December 31 is as follows:

	December 31,
	2015	2014
Property and equipment, net:
Leasehold improvements	18,154	18,154
Furniture and fixtures	142,233	84,377
Computer equipment and software	874,698	496,429
Construction in progress	280,000	-
Total	1,315,085	598,960
Less: Accumulated depreciation and amortization	(498,039)	(317,405)
	817,046	281,555

SHARPSPRING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Useful lives are as follows:

Leasehold improvements	3-5 years
Furniture and fixtures	3-5 years
Computing equipment	3 years
Software	3-5 years

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

For the Company’s internet-based SharpSpring marketing automation solution, the services are typically offered on a month-to-month basis with a fixed fee charged each month depending on the size of the engagement with the customer. Monthly fees are recorded as revenue during the month they are earned. Some customers are charged annually, for which revenues are deferred and recorded ratably over the subscription period. The Company also charges transactional-based fees if monthly email volume limitations are reached or other chargeable activity occurs. Additionally, during part of 2014, some customers were charged an up-front prepayment that was credited back over the course of the first year, which was recorded as revenue ratably over the first year of service. Starting in the fourth quarter of 2014, customers were charged an upfront implementation and training fee. The upfront implementation and training fees represent short-term “use it or lose it” services offered for a flat fee. Such flat fees are recognized over the service period, which is 60 days.

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

Accrued Revenue

In cases where our customers pay for services in arrears, we accrue for revenue in advance of billings as long as the criteria for revenue recognition is met. A portion of our accounts receivable balance is therefore unbilled at the balance sheet date.

SHARPSPRING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents. At December 31, 2015 and 2014, the Company had cash balances at financial institutions that exceed federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the years ended December 31, 2015, and 2014, there were no customers that accounted for more than 10% of total revenue.

Cost of Services

Cost of services consists primarily of the direct labor costs, technology hosting costs, software license costs, and fees paid to resellers of the Company’s product.

Credit Card Processing Fees

Credit card processing fees are included as a component of general and administrative expenses and are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred.

Research and Development Costs and Capitalized Software Costs

We capitalize certain costs associated with internal use software during the application development stage, mostly related to software that we use in providing our hosted solutions. We expense costs associated with preliminary project phase activities, training, maintenance and any post-implementation period costs as incurred. For the year ended December 31, 2015, we capitalized $115,649 in software development costs. There were no material costs capitalized in prior periods. We amortize capitalized software costs over the estimated useful life of the software, which has been estimated to be 3 years, once the related project has been completed and deployed for customer use. At December 31, 2015, the net carrying value of capitalized software was $99,764.

All other software development costs are charged to expenses when incurred, and generally consist of salaries, software development tools and personnel-related costs for those engaged in research and development activities.

Stock Compensation

We account for stock based compensation in accordance with FASB ASC 718, which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.

Comprehensive Income or Loss

Comprehensive income or loss includes all changes in equity during a period from non-owner sources, such as net income or loss and foreign currency translation adjustments.

SHARPSPRING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In November 2015, the Financial Accounting Standards Board (FASB) issued updated guidance that allows entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The update simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. The guidance is required for annual reporting periods beginning after December 15, 2016, including interim periods within the reporting period. The Company early adopted the provisions of this update during the fourth quarter of fiscal year 2015 and applied it retrospectively. Adoption of this standard did not materially impact results of operations, retained earnings, or cash flows in the current or previous interim and annual reporting periods.

In September 2015, the FASB issued updated guidance related to simplifying the accounting for measurement period adjustments related to business combinations. The amended guidance eliminates the requirement to retrospectively account for adjustments made during the measurement period. The standard is effective beginning January 1, 2016, with early adoption permitted. The Company does not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved the deferral of the new standard’s effective date by one year. The new standard now is effective for annual and interim reporting periods beginning December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of December 15, 2016. The Company is evaluating the potential impact of adopting this new accounting guidance.

Note 3: Acquisitions

During 2014, the Company pursued strategic acquisitions to leverage its existing capabilities and further build its business. Such acquisitions have been accounted for as business combinations pursuant to ASC 805 “Business Combinations.” Under this ASC, acquisition and integration costs are not included as components of consideration transferred, but are accounted for as expenses in the period in which the costs are incurred.

SharpSpring

On August 15, 2014, the Company acquired substantially all the assets and assumed the liabilities of SharpSpring LLC, a Delaware limited liability company for a cash payment of $5,000,000 plus potential earn out consideration of $10,000,000 that was contingent on the SharpSpring product achieving certain levels of revenue in 2015. The earn out consideration, was scheduled to be paid 60% in cash and 40% in stock following the audit of the 2015 consolidated financial statements. However, during May 2015, the Company and RCTW, LLC (“RCTW”), the former owner of the SharpSpring assets, agreed that the earn out consideration would be paid in its entirety, with a portion of the cash-based earn out paid early in a cash and stock transaction. During this May 2015 transaction, the Company paid $2,000,000 in cash to RCTW and issued RCTW 545,455 shares in lieu of cash to settle an additional $3,000,000 of the original cash-based earn out liability. As of December 31, 2015, the remaining payment due for the SharpSpring assets is $5,000,000, of which $1,000,000 will be paid in cash and $4,000,000 will be paid in stock, with such payments expected in April and May 2016. The SharpSpring assets and liabilities were assigned to the Company’s wholly owned subsidiary SharpSpring Technologies, Inc. The SharpSpring product is a cloud-based marketing automation platform that enables users to connect with customers and build relationships to drive revenue through marketing automation, call tracking and customer relationship management.

SHARPSPRING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Goodwill of $8,407,227 was recorded. Goodwill will not be amortized but instead tested for impairment at least annually (more frequently if certain indicators are present). The $8,407,227 of goodwill is not expected to be deductible for tax purposes. Goodwill arose primarily as a result of the expected future growth of the SharpSpring product and the assembled workforce.

Pursuant to the asset purchase agreement, the Company was originally liable for an earn out of up to $10,000,000, payable 60% in cash and 40% in stock, depending on SharpSpring achieving certain revenue levels in 2015. At the time of the acquisition, the Company utilized the income approach to estimate the fair value of the earn out. The Company analyzed scenarios and determined a probability weighting for each scenario. The Company calculated the earn out payments based on the respective revenues for each scenario and then weighted the resulting payment by the probabilities of achieving each scenario. In order to calculate an appropriate risk-adjusted discount rate for the earn out, the Company calculated the weighted average cash-flows of the business based on the three scenarios and their respective weightings. The Company then calculated an implied internal rate of return (“IRR”) of 18.9%, which is the discount rate necessary in order to reconcile the weighed cash-flows of the three scenarios to the total purchase price including the earn out payment. The earn out payment was then discounted by the 18.9% IRR. Based on these methods and the Company’s assessment of meeting those revenue levels in 2015, an earn out liability of $6,963,000 was originally recorded as a liability during purchase accounting. This was re-measured in each subsequent quarter since the transaction, resulting in additional charges of $682,000 in the quarter ended December 31, 2014, $704,000 in the quarter ended March 31, 2015, $1,030,000 in the quarter ended June 30, 2015, $195,000 in the quarter ended September 30, 2015, and $204,000 in the quarter ended December 31, 2015. These earn out adjustments have been recorded on the consolidated statement of comprehensive income (loss) for the respective periods. As noted above, the Company entered into a transaction with RCTW during May 2015 to pay a portion of the cash-based earn out early, as well as to agree that the future earn out for the SharpSpring assets would be paid in its entirety. Although we are obligated to pay the full earn out for the SharpSpring assets, the earn out liability value will continue to increase over time as a result of the discount factor applied to the liability, with ultimate payment occurring in April 2016. As of December 31, 2015, the earn out liability for the $5 million remaining earn out payment is recorded as $4,778,000 as a result of this discount factor. The Company will continue to increase the earn out liability over time as we get close to the ultimate payment date of April 2016 and record the expense related to those adjustments through the consolidated statements of comprehensive income (loss).

SHARPSPRING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2015, management had completed its evaluation of the fair value of certain intangible and other net assets acquired and does not expect future changes, except for future changes to the earn out liability.

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

Total purchase price	$6,020,672
Less:
Net tangible assets acquired	(730,276)
Intangible assets acquired:
Trade Name	(270,000)
Developed Technologies	(2,030,000)
Customer Relationships	(2,479,000)
Total intangible assets	(4,779,000)
Goodwill	$511,396

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

SHARPSPRING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pursuant to the equity interest purchase agreement, the Company is liable for an earn out of up to $0.8 million, on GraphicMail achieving certain revenue levels in 2015. The Company utilized the income approach to estimate the fair value of the earn out. The Company analyzed scenarios and determined a probability weighting for each scenario. The Company calculated the earn out payments based on the respective revenues for each scenario and then weighted the resulting payment by the probabilities of achieving each scenario. In order to calculate an appropriate risk-adjusted discount rate for the earn out, the Company calculated the weighted average cash-flows of the business based on the three scenarios and their respective weightings. The Company then calculated an implied internal rate of return (“IRR”) of 29.8%, which is the discount rate necessary in order to reconcile the weighed cash-flows of the three scenarios to the total purchase price including the earn out payment. The earn out payment was then discounted by the 29.8% IRR. Based on these methods and the Company’s assessment of meeting those revenue levels in 2015, an earn out liability of $36,000 was recorded as a liability during purchase accounting. This was re-measured in the subsequent quarters, resulting in additional charges of $637,332 during the quarter ended June 30, 2015 and $75,065 during the quarter ended September 30, 2015, and a reduction to expense of $288,085 during the quarter ended December 31, 2015. As of December 31, 2015, the accrual for the GraphicMail earn out was $413,116. On March 16, 2016, the Company paid the earn out to the former GraphicMail shareholders in the form of $207,929 in cash and 53,924 shares of stock, representing a total payment of approximately $415,858 for the earn out.

As of December 31, 2015, management had completed its evaluation of the fair value of certain intangible and other net assets acquired and does not expect future changes.

Pro Forma Results of Operations (Unaudited)

The following table summarizes selected unaudited pro forma consolidated statements of operations data for the year ended December 31, 2014 as if both of the acquisitions had been completed at the beginning of the year.

Year Ended December 31, 2014

Net revenues	$10,594,621
Gross profit	$8,541,467
Net income (loss)	$(2,561,293)
Net income (loss) per common share:
Basic	$(0.52)
Diluted	$(0.52)

This selected unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisitions had been completed on that date. Moreover, this information does not indicate what the Company’s future operating results will be. The information for 2014 prior to the acquisitions is included based on prior accounting records maintained by the acquired companies. In some cases, accounting policies differed materially from accounting policies adopted by the Company following the acquisitions. Specifically, the accounting for GraphicMail revenue collected by third-party resellers was reported on a net basis prior to the acquisition and reported on a gross basis following the Company’s acquisition of GraphicMail based on the Company’s interpretation of US GAAP. For 2014, this information includes actual data recorded in our financial statements for the period subsequent to the date of the acquisition. The Company’s consolidated statement of operations for the year ended December 31, 2014 include net revenue and net loss of $1,602,587 and $1,332,912, respectively, attributable to the acquisitions.

SHARPSPRING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4: Asset Purchase Agreements

In the fourth quarter of 2015 the Company entered into agreements with three third-party GraphicMail resellers to terminate the reseller arrangements and for the Company to purchase the customer relationships that each had accumulated as a GraphicMail reseller. Pursuant to the terms of the separation agreements, the Company will make cash payments to the resellers in exchange for the rights to the customer relationships. The Company accounted for these purchases as intangible asset acquisitions during the fourth quarter of 2015. The aggregate estimated purchase price for the intangible assets was approximately $574,000. As of December 31, 2015, all of the consideration was accrued but unpaid.

Note 5: Goodwill and Other Intangible Assets

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization. During the year ended December 31, 2015, the Company recorded an impairment of its GraphicMail technology and trade name assets in the amount of $1,310,386 related to the decision to migrate customers off of the GraphicMail platform and abandon the trade name in 2016. The impairment has been included in the Accumulated Amortization referenced below.

In performing the Company’s annual impairment analysis during the fourth quarter of 2015, the Company determined that the carrying amount of the Company’s goodwill for all of its reporting units was recoverable and no additional tests were required for any reporting unit.

	As of December 31, 2015
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$367,800	$(245,551)	$122,249
Technology	3,993,089	(1,888,516)	2,104,573
Customer relationships	4,175,479	(883,996)	3,291,483
Unamortized intangible assets:	8,536,368	(3,018,063)	5,518,305
Goodwill			8,881,933
Total intangible assets			$14,400,238

Estimated amortization expense for 2015 and subsequent years is as follows:

2016	$1,354,310
2017	988,516
2018	831,327
2019	619,323
2020	468,749
Thereafter	1,256,080
Total	$5,518,305

Amortization expense, net of impairments, for the years ended December 31, 2015 and 2014 was $1,508,616 and $285,071, respectively.

Note 6: Shareholders’ Equity

On December 26, 2013, the Company filed with the Securities Exchange Commission a Form S-1 registration statement. Pursuant to the Form S-1, the Company registered and sold 1,840,000 shares of common stock, $0.001 par value, in exchange for $11,500,000 in gross proceeds. The S-1 became effective on January 30, 2014.

SHARPSPRING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On January 28, 2015, the Company transferred 30,000 warrants issued on August 1, 2013 in connection with a consulting agreement in exchange for the Company issuing 5,000 shares of Company common stock.

In February 2015, the Company announced it was suspending its quarterly dividends with no dividends being paid during 2015. For the year ended December 31, 2014, the Company paid aggregate dividends of $2,459,711.

On May 18, 2015, the Company entered into a subscription agreement with investors for the sale of an aggregate of 363,909 shares of the Company’s common stock, at a price of $5.50 per share, which shares have been registered with the Securities and Exchange Commission on the Company’s registration statement on Form S-3. The closing occurred on May 21, 2015.

On May 18, 2015, the Company entered into a subscription agreement with RCTW, LLC, a Delaware limited liability company, f/k/a SharpSpring, LLC (“RCTW”), for the issuance of 545,455 shares of common stock to RCTW for an aggregate value of $3,000,000, which is in satisfaction of an equal amount of the earn-out due and payable by the Company to RCTW under the Asset Purchase Agreement dated August 12, 2014 between the Company and RCTW. The closing occurred on May 21, 2015.

In August 2015, the Company completed a registered public offering, which raised $3.4 million (net of expenses) by offering 800,000 shares of common stock for sale.

Subsequent to the end of the year, in March 2016, the Company issued 53,924 shares of common stock to the former owners of GraphicMail in satisfaction of the stock-based earn out. Additionally, in March 2016, the Company received 20,000 shares of stock from the GraphicMail escrow fund related to an indemnified claim.

The Company anticipates issuing shares of stock in the second quarter of 2016 to satisfy the stock-based portion of the SharpSpring earn out. Since such share issuance, when aggregated with other share issuances related to the acquisition of SharpSpring, will exceed 20% of the shares outstanding immediately prior to the acquisition of SharpSpring, the Company is required to receive shareholder approval of the upcoming stock issuance. Therefore, the Company will request shareholder approval at its upcoming annual meeting, expected to take place in May 2016. If shareholder approval is not received and the Company cannot issue the stock-based earn out in the form of Company stock, the former owners of SharpSpring may force the Company to pay the stock-based earn out in cash or may put a lien on the assets of the Company, among other alternatives.

Note 7: Net Loss Per Share

Computation of net income per share is as follows:

	Year Ended
	December 31,
	2015	2014
Net loss	$(8,244,302)	$(841,212)

Basic weighted average common shares outstanding	6,354,134	4,913,903
Add incremental shares for:
Warrants	-	-
Stock options	-	-
Diluted weighted average common shares outstanding	6,354,134	4,913,903

Net loss per share:
Basic	$(1.30)	$(0.17)
Diluted	$(1.30)	$(0.17)

SHARPSPRING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8: Income Taxes

The Company has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Income taxes for years ended December 31, is summarized as follows:

	Year Ended
	December 31,
	2015	2014
Current provision	$(519,437)	$515,953
Payable true-up	119,838	55,259
Deferred provision (benefit)	861,546	(702,470)
Net income tax provision	$461,947	$(131,258)

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	2015		2014
	Amount	Percent	Amount	Percent

Federal statutory rates	$(2,640,001)	34%	$(360,577)	34%
State income taxes, net of federal benefit	(159,628)	2%	5,365	-1%
Permanent differences	27,691	0%	60,114	-6%
Other	133,295	-2%	97,592	-10%
Foreign	193,108	-2%	21,135	-2%
Valuation Allowance	2,907,482	-37%	45,113	-5%
Effective rate	$461,947	-6%	$(131,258)	13%

The following is a summary of the components of the Company’s deferred tax assets:

	December 31,
	2015	2014
Deferred tax assets:
Accrual to cash	$264,031	$240,648
Stock-based compensation	550,299	281,557
Depreciation	43,002	(6,205)
Intangibles	1,780,593	371,883
NOL	302,273	10,819
Unrealized gains	432	-
Net deferred tax asset valuation allowance	(2,923,985)	(45,113)
Total net deferred tax assets	16,645	853,589

Deferred tax liabilities:
Deferred income taxes	7,598	2,119
Total net deferred tax liabilities	$7,598	$2,119

SHARPSPRING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Valuation Allowance

We record a deferred tax asset if we believe that it is more likely than not that we will realize a future tax benefit. Ultimate realization of any deferred tax asset is dependent on our ability to generate sufficient future taxable income in the appropriate tax jurisdiction before the expiration of carryforward periods, if any. Our assessment of deferred tax asset recoverability considers many different factors including historical and projected operating results, the reversal of existing deferred tax liabilities that provide a source of future taxable income, the impact of current tax planning strategies and the availability of future tax planning strategies. We establish a valuation allowance against any deferred tax asset for which we are unable to conclude that recoverability is more likely than not. This is inherently judgmental, since we are required to assess many different factors and evaluate as much objective evidence as we can in reaching an overall conclusion. The particularly sensitive component of our evaluation is our projection of future operating results since this relies heavily on our estimates of future revenue and expense levels by tax jurisdiction.

At December 31, 2015 we have recorded a $2.9 million valuation allowance against certain deferred tax assets given the uncertainty of recoverability of these amounts. The valuation allowance increased by $2.9 million in 2015 primarily due to an increase to the US valuation allowance which is discussed further below.

In making our assessment of U.S. deferred tax asset recoverability at December 31, 2015, we considered our historical financial results, our projected future financial results, the planned reversal of existing deferred tax liabilities and the impact of any tax planning actions. Based on our analysis we noted both positive and negative factors relative to our ability to support realization of certain U.S. deferred tax assets. However, based on the weighting of all the evidence, including the near term effect on our U.S. income projections of investments we are making in our team, product and systems infrastructure, we concluded that it was more likely than not that the majority of our U.S. deferred tax assets may not be recovered. The establishment of a valuation allowance has no effect on our ability to use the underlying deferred tax assets prior to expiration to reduce cash tax payments in the future to the extent that we generate U.S. taxable income.

Note 9: Related Party Transactions

Intercompany transactions have been eliminated in our consolidated financial statements. There were no material related party transactions for the years ended December 31, 2015 or 2014.

Note 10: Warrants

On January 30, 2014, in connection with an $11.5 million financing transaction, the Company issued 80,000 warrants to purchase common stock at an exercise price of $7.81 per share with a term of 5 years. The fair value of the warrants was determined using the Black-Scholes option valuation model. The warrants expire on January 30, 2020 and have a remaining contractual life of 4.1 years as of December 31, 2015. These warrants became exercisable on January 30, 2015.

On January 28, 2015, the Company cancelled 30,000 warrants originally issued on August 1, 2013 in connection with a consulting agreement in exchange for the Company issuing 5,000 shares of restricted Company common stock.

The following table summarizes information about the Company’s warrants at December 31, 2015:

			Weighted
		Weighted	Average Remaining
	Number of Units	Average Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2014	200,973	$6.07	2.8

Granted	-	-
Cancelled	(30,000)	5.00
Outstanding at December 31, 2015	170,973	$6.26	3.1	$-

Exercisable at December 31, 2015	170,973	$6.26	3.1	$-

SHARPSPRING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

No warrants were issued in 2015. In 2014, the Company issued 80,000 warrants which were valued using the Black-Scholes pricing model with the following assumptions:

2014

Volatility	72%
Risk-free interest rate	0.54%
Expected term	2.5 years

Note 11: Stock-Based Compensation

From time to time, the Company grants stock option awards to officers and employees and grants stock awards to directors as compensation for their service to the Company.

In November 2010, the Company adopted the 2010 Stock Incentive Plan (“the Plan”) which was amended in April 2011, August 2013 and April 2014. As amended, up to 1,350,000 shares of common stock are available for issuance under the Plan. The Plan provides for the issuance of stock options and other stock-based awards.

Stock Options

Stock option awards under the Plan have a 10-year maximum contractual term and must be issued at an exercise price of not less than 100% of the fair market value of the common stock at the date of grant. The Plan is administered by the Board of Directors, which has the authority to determine to whom options may be granted, the period of exercise and what other restrictions, if any, should apply. Vesting for awards granted to date under the Plan is principally over four years from the date of the grant, with 25% of the award vesting after one year with monthly vesting thereafter.

Option awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

Years Ended December 31,
	2015	2014

Volatility	29% - 39%	73% - 76%
Risk-free interest rate	1.31% - 1.94%	1.76% - 1.93%
Expected term	6.25 years	6.25 years

The weighted average grant date fair value of stock options granted during the year ended December 31, 2015 was $2.04.

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

Stock option awards are expensed on a straight-line basis over the requisite service period. During the years ended December 31, 2015 and 2014, the Company recognized expense of $689,704 and $563,734, respectively, associated with stock option awards. At December 31, 2015, future stock compensation expense associated with stock options (net of estimated forfeitures) not yet recognized was $1,587,566 and will be recognized over a weighted average remaining vesting period of 3.2 years. The following summarizes stock option activity for the year ended December 31, 2015:

SHARPSPRING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

			Weighted
		Weighted	Average Remaining	Aggregate
	Number of Options	Average Exercise Price	Contractual Life	Intrinsic Value
Outstanding at December 31, 2014	805,840	$5.51	8.6	$657,501

Granted	686,500	5.27
Exercised	(35,075)	4.03
Forfeited	(390,905)	5.49
Outstanding at December 31, 2015	1,066,360	$5.37	7.4	$64,500

Exercisable at December 31, 2015	345,378	$5.22	3.8	$64,500

The total intrinsic value of stock options exercised during 2015 was $64,346.

Stock Awards

During the years ended December 31, 2015 and 2014, the Company issued 36,068 and 3,195 shares, respectively, to non-employee directors as compensation for their service on the board. Beginning in 2015, we paid our non-executive Chairman of the Board a quarterly stipend of $37,500 in shares of stock. Such stock awards are immediately vested.

Stock awards are valued based on the closing price of our common stock on the date of grant, and compensation cost is recorded on a straight line basis over the share vesting period. The total fair value of stock awards granted, vested and expensed during the years ended December 31, 2015 and 2014 was approximately $200,485 and $87,000, respectively. As of December 31, 2015, there was no unrecognized compensation cost related to stock awards.

Note 12: Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. We are not a party to any litigation of a material nature.

Operating Leases and Service Contracts

The Company rents its facilities with leases ranging from month-to-month to several years in duration. Most of its service contracts are on a month-to-month basis, however, the Company entered into several non-cancelable service contracts during the year ended December 31, 2015. Future minimum lease payments and payments due under non-cancelable service contracts are as follows for the years ended December 31:

2016	$1,126,036
2017	166,003
2018	69,377
2019	-
2020	-
Thereafter	-
Total	$1,361,416

Employment Agreements

The Company has employment agreements with several members of its leadership team and executive officers.

SHARPSPRING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13: Subsequent Events

GraphicMail Migration

On November 4, 2015, the Company announced its intentions to eventually discontinue the GraphicMail brand and migrate its existing GraphicMail product customers to its SharpSpring product. This customer migration is planned to begin during April 2016. Customer attrition is expected to increase during the period of migration. Following the migration, the Company expects to discontinue the use of the GraphicMail brand name and GraphicMail technology platform.

GraphicMail Earn Out Payments

Subsequent to the end of the year, in March 2016, the Company issued 53,924 shares of common stock and paid $207,929 in cash to the former owners of GraphicMail in full satisfaction of the GraphicMail earn out. The value of the payments approximates the value of the accrued liability at December 31, 2015.

SharpSpring Earn Out and Shareholder Approval Requirement

The Company has agreed to pay $1.0 million in cash and issue $4.0 million of shares of stock in the second quarter of 2016 to satisfy the remaining SharpSpring earn out liability. The number of shares issued will be determined based on the 20-trading day average immediately prior to the date that is five business days after the finalization of the 2015 audit. Since such share issuance, when aggregated with other share issuances related to the acquisition of SharpSpring, will exceed 20% of the shares outstanding immediately prior to the acquisition of SharpSpring, the Company is required to receive shareholder approval of the upcoming stock issuance. Therefore, the Company will request shareholder approval at its upcoming annual meeting, expected to take place in May 2016. If shareholder approval is not received and the Company cannot issue the stock-based earn out in the form of Company stock, the former owners of SharpSpring may force the Company to pay the stock-based earn out in cash or may put a lien on the assets of the Company, among other alternatives.

GraphicMail Escrow Claim

During December 2015, the Company delivered an escrow indemnification claim to the escrow agent and the former owners of GraphicMail asserting that GraphicMail had not disclosed all of its liabilities in accordance with U.S. GAAP pursuant to the terms of the acquisition agreement. In March 2016, the Company and GraphicMail agreed to settle the request out of the available funds and shares in the escrow account in the form of $175,000 in cash and 20,000 shares of stock.

Loan Agreement

In March 2016, the Company entered into a $2.5 million revolving loan agreement (the “Loan Agreement”) with Western Alliance Bank. The facility matures on March 21, 2018 and has no mandatory amortization provisions and is payable in full at maturity. Loan proceeds accrue interest at the higher of Western Alliance Bank’s Prime interest rate or 3.5%, plus 1.75%. The Loan Agreement is collateralized by a lien on substantially all of the existing and future assets of the Company and secured by a pledge of 100% of the capital stock of SharpSpring Technologies, Inc. and Quattro Hosting, LLC and a 65% pledge of the Company’s foreign subsidiaries’ stock. The Loan Agreement subjects the Company to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions.

INDEX TO EXHIBITS

Exhibit Number	Title of Document	Location

3.1	Certificate of Incorporation	Incorporated by reference to our Form S-1 filed on December 2, 2010
3.2	Amendment to Certificate of Incorporation	Incorporated by reference to our Form 8-K filed on December 17, 2013
3.3	Amendment to Certificate of Incorporation	Incorporated by reference to our Form 8-K filed 12/01/15
10.1	Employee Agreement – Jonathan Strimling	Incorporated by reference to our Form 8-K filed on August 20, 2013
10.2	Employee Agreement Amendment – Jonathan Strimling	Incorporated by reference to our Form 8-K filed on March 24, 2015
10.3	Employee Agreement – Edward Lawton	Incorporated by reference to our Form 8-K filed on August 18, 2014
10.4	Employee Agreement Amendment – Edward Lawton	Incorporated by reference to our Form 8-K filed on 6/24/15
10.5	Employee Agreement – Richard Carlson	Incorporated by reference to our Form 8-K filed on November 12, 2014
10.6	Employee Agreement Amendment – Richard Carlson	Incorporated by reference to our Form 8-K filed on 7/31/15
10.7	Employee Agreement Amendment – Richard Carlson	Incorporated by reference to our Form 8-K filed 6/24/15
10.8	Employee Agreement – Richard Carlson	Incorporated by reference to our Form 8-K filed on 9/14/15
10.9	Employee Agreement – Nicholas Eckert	Incorporated by reference to our Form 8-K filed on November 12, 2014
10.10	Employee Agreement Amendment – Nicholas Eckert	Incorporated by reference to our Form 8-K filed on 6/24/15
10.11	Subscription Agreement dated May 18, 2015, by and between the Company and RCTW, LLC	Incorporated by reference to our Form 8-K filed on 5/21/15
10.12	Form of Subscription Agreement dated May 18, 2015	Incorporated by reference to our Form 8-K filed on 5/21/15
14.1	Code of Ethics and Business Standards	Incorporated by reference to our Form 8-K filed on January 14, 2014
21.1	Subsidiaries of the registrant	Incorporated by reference to Note 3 of the Financial Statements included in Part II – Item 7 of this Form 10-K
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.1	XBRL	Filed herewith