Form 10-Q
period 2016-03-31
SharpSpring, Inc.
filed 2016-05-12
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,283,787 shares of common stock as of May 9, 2016.

SharpSpring, Inc.

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Item 1. Financial Statements.

SharpSpring, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$3,203,281	$4,158,646
Restricted cash	250,000	-
Accounts receivable	764,493	794,123
Deferred income taxes	16,645	16,645
Income taxes receivable	807,385	793,189
Other current assets	379,346	250,840
Total current assets	5,421,150	6,013,443

Property and equipment, net	859,346	817,046
Goodwill	8,885,425	8,881,933
Other intangible assets, net	5,135,078	5,518,305
Deposits and other	19,253	11,280
Total assets	$20,320,252	$21,242,007

Liabilities and Shareholders’ Equity
Accounts payable	$670,191	$609,454
Accrued expenses and other current liabilities	789,920	1,098,790
Deferred revenue	881,755	895,158
Current portion of earn out liabilities	4,901,000	5,191,116
Income taxes payable	69,358	36,469
Deferred income taxes	-	7,598
Total current liabilities	7,312,224	7,838,585

Shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2016 and December 31, 2015	-	-

Common stock, $0.001 par value, Authorized shares-50,000,000; issued shares-7,303,787 at March 31, 2016 and 7,233,035 at December 31, 2015; outstanding shares-7,283,787 at March 31, 2016 and 7,233,035 at December 31, 2015	7,304	7,233
Additional paid in capital	23,004,602	22,607,290
Accumulated other comprehensive income loss	(141,291)	(142,613)
Accumulated deficit	(9,778,587)	(9,068,488)
Treasury stock, 20,000 shares at March 31, 2016 and zero shares at December 31, 2015	(84,000)	-
Total shareholders’ equity	13,008,028	13,403,422

Total liabilities and shareholders’ equity	$20,320,252	$21,242,007

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenue	$4,194,051	$3,285,502

Cost of services	1,377,934	790,966
Gross profit	2,816,117	2,494,536

Operating expenses:
Sales and marketing	1,394,833	1,372,361
Research and development	550,162	471,214
General and administrative	1,255,241	1,084,016
Change in earn out liability	120,473	704,000
Intangible asset amortization	483,297	378,895

Total operating expenses	3,804,006	4,010,486

Operating loss	(987,889)	(1,515,950)
Other income (expense), net	331,451	(50,024)

Loss before income taxes	(656,438)	(1,565,974)
Provision (benefit) for income tax	53,660	(395,946)
Net loss	$(710,098)	$(1,170,028)

Basic net loss per share	$(0.10)	$(0.21)
Diluted net loss per share	$(0.10)	$(0.21)
Shares used in computing basic net loss per share	7,252,470	5,456,735
Shares used in computing diluted net loss per share	7,252,470	5,456,735

Other comprehensive income (loss):
Foreign currency translation adjustment	1,322	(63,471)
Comprehensive loss	$(708,776)	$(1,233,499)

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(710,098)	$(1,170,028)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	550,390	425,995
Non-cash stock compensation	188,330	201,868
Deferred income taxes	(7,650)	3,655
Loss on disposal of property and equipment	13,424	2,491
Non-cash change in value of earn out liability	36,473	704,000
Unearned foreign currency gain/loss	(60,477)	-
Changes in operating assets and liabilities:
Accounts receivable	49,038	(93,519)
Other assets	(130,635)	(32,665)
Income taxes, net	19,419	(445,507)
Accounts payable	46,123	(26,833)
Accrued expenses and other current liabilities	25,849	(123,789)
Deferred revenue	(29,851)	(20,946)
Net cash used in operating activities	(9,665)	(575,278)

Cash flows from investing activities:
Purchases of property and equipment	(119,120)	(100,928)
Intangible asset acquisitions	(382,202)	-
Changes in restricted cash	(250,000)	-
Net cash used in investing activities	(751,322)	(100,928)

Cash flows from financing activities:
Payment to reduce earn out	(207,929)	-
Proceeds from exercise of stock options	1,125	3,438
Net cash provided by (used in) financing activities	(206,804)	3,438

Effect of exchange rate on cash	12,426	3,748

Change in cash and cash equivalents	(955,365)	(669,020)

Cash and cash equivalents, beginning of period	4,158,646	2,825,520

Cash and cash equivalents, end of period	$3,203,281	$2,156,500

Supplemental information on consolidated statements of cash flows:
Cash paid for income taxes	$28,972	$34,325

Supplemental information on non-cash investing and financing activities:
Receipt of common stock for escrow claim	$84,000	$-
Issuance of common stock for GraphicMail earn out	$(207,929)	$-

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Organization

We were incorporated in Massachusetts in October 1998 as EMUmail, Inc. and we changed our name in April 2010 to SMTP.com, Inc. In November 2010 we reincorporated in the State of Delaware and changed our name to SMTP, Inc. In December 2013 we effected a 1-for-5 reverse stock split of our common stock whereby every five shares of our pre-reverse stock split common stock was combined and reclassified into one share of post-reverse stock split common stock.

On August 15, 2014, we acquired substantially all the assets and assumed the liabilities of SharpSpring LLC, and on October 17, 2014, we acquired substantially all of the outstanding equity of the GraphicMail, group companies. See Note 3 for details of these acquisitions.

On December 1, 2015, our Company changed its parent company name from SMTP, Inc. to SharpSpring, Inc. and changed the name of its SharpSpring product U.S. operating subsidiary from SharpSpring, Inc. to SharpSpring Technologies, Inc.

Our Company focuses on providing cloud-based marketing automation solutions and email services to its customers. Our SharpSpring marketing automation solution is designed to increase the rate businesses generate leads and convert more leads to sales by improving the way businesses communicate with customers and prospects. Our email relay product is designed to improve the rate at which high volumes of emails are delivered to the desired recipient. Our products are marketed directly by the Company and through reseller partners.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Our consolidated financial statements include the accounts of SharpSpring, Inc. and our subsidiaries (all collectively, the “Company”). Our consolidated financial statements reflect the elimination of all significant inter-company accounts and transactions.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2016. The year-end balance sheet data was derived from audited financial statements, but this Form 10-Q does not include all disclosures required under U.S. GAAP. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted under the rules and regulations of the SEC.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2016. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K that have had a material impact on our consolidated financial statements and related notes.

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

Restricted Cash

The Company separates restricted cash when arrangements with third parties legally restrict the use of funds. As of March 31, 2016, the Company had $250,000 deposited with a major financial institution that was legally restricted and pledged as collateral against its credit card program.

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

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, deposits and accounts payable. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items.

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

Intangibles

Finite-lived intangible assets include trade names, developed technologies and customer relationships and are amortized based on the estimated economic benefit over their estimated useful lives, with periods ranging from 5 to 11 years. We continually evaluate the reasonableness of the useful lives of these assets. Finite-lived intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. Impairment losses are measured as the amount by which the carrying value of an asset group exceeds its fair value and are recognized in operating results. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an asset group. The dynamic economic environment in which the Company operates and the resulting assumptions used to estimate future cash flows impact the outcome of these impairment tests. During the fourth quarter and year ended December 31, 2015, the Company recorded an impairment loss of $1,310,386 related to the impaired recovery of its GraphicMail technology and trade name assets.

Goodwill and Impairment

As of March 31, 2016 and December 31, 2015, we had recorded goodwill of $8,885,425 and $8,881,933, respectively. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the SharpSpring and GraphicMail acquisitions (See Note 4). Under FASB ASC 350, “Intangibles - Goodwill and Other” deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-10, and written down when impaired.

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

In determining the provision for income taxes, the Company uses statutory tax rates and tax planning opportunities available to the Company in the jurisdictions in which it operates. This includes recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns to the extent pervasive evidence exists that they will be realized in future periods. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which are expected to be in effect in the years in which the temporary differences are expected to reverse. In accordance with the Company’s income tax policy, significant or unusual items are separately recognized in the period in which they occur. The Company is subject to routine examination by domestic and foreign tax authorities and frequently faces challenges regarding the amount of taxes due. These challenges include positions taken by the Company related to the timing, nature and amount of deductions and the allocation of income among various tax jurisdictions. Currently, the IRS is examining our 2014 U.S. income tax return.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred. Depreciation expense related to property and equipment was $67,093 and $47,100 for the three months ended March 31, 2016 and 2015, respectively.

Property and equipment as of March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016	December 31, 2015
Property and equipment, net:
Leasehold improvements	$1,909	$18,154
Furniture and fixtures	201,374	142,233
Computer equipment and software	794,673	874,698
Construction in progress	366,520	280,000
Total	1,364,476	1,315,085
Less: Accumulated depreciation and amortization	(505,130)	(498,039)
	$859,346	$817,046

Useful lives are as follows:

Leasehold improvements	3-5 years
Furniture and fixtures	3-5 years
Computing equipment	3 years
Software	3-5 years

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

For the Company’s internet-based SharpSpring marketing automation solution, the services are typically offered on a month-to-month basis with a fixed fee charged each month depending on the size of the engagement with the customer. Monthly fees are recorded as revenue during the month they are earned. Some customers are charged annually, for which revenues are deferred and recorded ratably over the subscription period. The Company also charges transactional-based fees if monthly email volume limitations are reached or other chargeable activity occurs. Additionally, some of our customers are charged an upfront implementation and training fee. The upfront implementation and training fees represent short-term “use it or lose it” services offered for a flat fee. Such flat fees are recognized over the service period, which is 60 days.

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents. At March 31, 2016 and December 31, 2015, the Company had cash balances at financial institutions that exceed federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the three months ended March 31, 2016, and 2015, there were no customers that accounted for more than 10% of total revenue.

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

Research and Development Costs and Capitalized Software Costs

We capitalize certain costs associated with internal use software during the application development stage, mostly related to software that we use in providing our hosted solutions. We expense costs associated with preliminary project phase activities, training, maintenance and any post-implementation period costs as incurred. For the three months ended March 31, 2016 and 2015, we capitalized $6,642 and $20,881 in software development costs, respectively. We amortize capitalized software costs over the estimated useful life of the software, which has been estimated to be 3 years, once the related project has been completed and deployed for customer use. At March 31, 2016, the net carrying value of capitalized software was $83,925.

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

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for the employer to repurchase or sell more shares than required under local statutory regulation without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective in 2017 with early adoption permitted. The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

In February 2016, the FASB issued guidance that requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is effective in 2019 with early adoption permitted. The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

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

Note 4: Acquisitions

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

The SharpSpring earn out was initially $10,000,000, payable 60% in cash and 40% in stock, depending on SharpSpring achieving certain revenue levels in 2015. At the time of the acquisition, the Company utilized the income approach to estimate the fair value of the earn out. The Company analyzed scenarios and determined a probability weighting for each scenario. The Company calculated the earn out payments based on the respective revenues for each scenario and then weighted the resulting payment by the probabilities of achieving each scenario. In order to calculate an appropriate risk-adjusted discount rate for the earn out, the Company calculated the weighted average cash-flows of the business based on the three scenarios and their respective weightings. The Company then calculated an implied internal rate of return (“IRR”) of 18.9%, which is the discount rate necessary in order to reconcile the weighed cash-flows of the three scenarios to the total purchase price including the earn out payment. The earn out payment was then discounted by the 18.9% IRR. Based on these methods and the Company’s original assessment of meeting those revenue levels in 2015, an earn out liability of $6,963,000 was originally recorded as a liability during purchase accounting. This was re-measured in each subsequent quarter since the transaction, resulting in additional charges of $682,000 in the quarter ended December 31, 2014, $704,000 in the quarter ended March 31, 2015, $1,030,000 in the quarter ended June 30, 2015, $195,000 in the quarter ended September 30, 2015, $204,000 in the quarter ended December 31, 2015 and $123,000 in the quarter ended March 31, 2016. These earn out adjustments have been recorded on the consolidated statement of comprehensive income (loss) for the respective periods.

The Company entered into a transaction with RCTW during May 2015 to pay a portion of the cash-based earn out early, as well as to agree that the future earn out for the SharpSpring assets would be paid in its entirety. Although we are obligated to pay the full earn out for the SharpSpring assets, the earn out liability value will continue to increase over time as a result of the discount factor applied to the liability, with ultimate payment occurring in April and May 2016. As of March 31, 2016, the earn out liability for the $5 million remaining earn out payment was recorded as $4,901,000 as a result of this discount factor. The Company will record the remaining expense of $99,000 in the quarter ended June 30, 2016 to increase the earn out liability to the full value paid upon settlement in April and May 2016.

As of March 31, 2016, management had completed its evaluation of the fair value of certain intangible and other net assets acquired and does not expect future changes except for future changes to the earn out liability.

GraphicMail

On October 17, 2014, we acquired 100% of the equity interest owned, directly or indirectly, in GraphicMail group companies (“GraphicMail”) consisting of InterInbox SA, a Swiss corporation, InterCloud Limited, a Gibraltar limited company, ERNEPH 2012A (Pty) Ltd. dba ISMS, a South African limited company, ERNEPH 2012B (Pty) Ltd. dba GraphicMail South Africa, a South African limited company, and Quattro Hosting LLC, a Delaware limited liability company. The acquisition consideration consisted of $5.3 million, $2.6 million of which was paid in cash and $2.7 million of which was paid in stock, plus potential earn out consideration of up to $0.8 million based on achieving certain revenue levels in 2015 (paid 50% in cash and 50% in stock). GraphicMail operates as a campaign management solution, enabling customers to create content and manage emails being sent to customers and distribution lists.

Pursuant to the equity interest purchase agreement, the Company was liable for an earn out of up to $0.8 million, related to GraphicMail achieving certain revenue levels in 2015. The Company utilized the income approach to estimate the fair value of the earn out. The Company analyzed scenarios and determined a probability weighting for each scenario. The Company calculated the earn out payments based on the respective revenues for each scenario and then weighted the resulting payment by the probabilities of achieving each scenario. In order to calculate an appropriate risk-adjusted discount rate for the earn out, the Company calculated the weighted average cash-flows of the business based on the three scenarios and their respective weightings. The Company then calculated an implied internal rate of return (“IRR”) of 29.8%, which is the discount rate necessary in order to reconcile the weighed cash-flows of the three scenarios to the total purchase price including the earn out payment. The earn out payment was then discounted by the 29.8% IRR. Based on these methods and the Company’s initial assessment of meeting those revenue levels in 2015, an earn out liability of $36,000 was recorded as a liability during purchase accounting. This was re-measured in the subsequent quarters, resulting in additional charges of $637,332 during the quarter ended June 30, 2015 and $75,065 during the quarter ended September 30, 2015, and a reduction to expense of $288,085 during the quarter ended December 31, 2015, resulting in a earn out liability of $413,116 at December 31, 2015 for GraphicMail. During the quarter ended March 31, 2016, the Company paid $415,858 in the form of $207,929 in cash and 53,924 shares of common stock in full settlement of the earn out liability to the former GraphicMail shareholders.

Additionally, in March 2016, the Company received $175,970 in cash and 20,000 shares of stock from the GraphicMail escrow fund related to an indemnified claim for unrecorded liabilities at the time of the acquisition. The total value of the claim of $259,970 was recorded as a gain in other income (expense), net during the three months ended March 31, 2016.

Note 5: Asset Acquisitions

In the fourth quarter of 2015 and the first quarter of 2016, the Company entered into separation agreements with three third-party GraphicMail resellers to terminate the reseller arrangements and for the Company to purchase the customer relationships that each had accumulated as a GraphicMail reseller. Pursuant to the terms of the separation agreements, the Company will make cash payments to the resellers in exchange for the rights to the customer relationships. The Company accounted for these purchases as intangible asset acquisitions. The aggregate estimated purchase price for the intangible assets acquired during the quarter ended December 31, 2015 and March 31, 2016 was approximately $574,000 and $26,542, respectively. As of March 31, 2016, $382,202 of the consideration had been paid and $237,973 was included in accrued liabilities on the consolidated balance sheet.

Note 6: Intangible Assets

Intangible assets are as follows:

	As of March 31, 2016
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$361,371	$(270,370)	$91,001
Technology	3,944,751	(2,082,001)	1,862,750
Customer relationships	4,317,519	(1,136,192)	3,181,327
Unamortized intangible assets:	8,623,641	(3,488,563)	5,135,078
Goodwill			8,885,425
Total intangible assets			$14,020,503

Estimated amortization expense for the remainder of 2016 and subsequent years is as follows:

Remainder of 2016	$866,721
2017	979,104
2018	857,836
2019	689,294
2020	578,857
Thereafter	1,163,266
Total	$5,135,078

Amortization expense for the three months ended March 31, 2016 and 2015 was $483,297 and $378,895, respectively.

Note 7: Credit Facility

In March 2016, the Company entered into a $2.5 million revolving loan agreement (the “Loan Agreement”) with Western Alliance Bank. The facility matures on March 21, 2018 and has no mandatory amortization provisions and is payable in full at maturity. Loan proceeds accrue interest at the higher of Western Alliance Bank’s Prime interest rate or 3.5%, plus 1.75%. The Loan Agreement is collateralized by a lien on substantially all of the existing and future assets of the Company and secured by a pledge of 100% of the capital stock of SharpSpring Technologies, Inc. and Quattro Hosting, LLC and a 65% pledge of the Company’s foreign subsidiaries’ stock. The Loan Agreement subjects the Company to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions. There are no amounts outstanding under the Loan Agreement as of March 31, 2016 and no events of default have occurred to date.

Note 8: Shareholders’ Equity

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

In August 2015 the Company completed a registered public offering, which raised $3.4 million (net of expenses) by offering 800,000 shares of common stock for sale.

In March 2016, the Company issued 53,924 shares of common stock to the former owners of GraphicMail in satisfaction of the stock-based earn out. Additionally, in March 2016, the Company received 20,000 shares of stock from the GraphicMail escrow fund related to an indemnified claim.

The Company anticipates issuing 1,039,636 shares of stock in the second quarter of 2016 to satisfy the stock-based portion of the SharpSpring earn out. Since such share issuance, when aggregated with other share issuances related to the acquisition of SharpSpring, will exceed 20% of the shares outstanding immediately prior to the acquisition of SharpSpring, the Company is required to receive shareholder approval of the upcoming stock issuance. Therefore, the Company will request shareholder approval at its upcoming annual meeting, scheduled to take place in May 2016. If shareholder approval is not received and the Company cannot issue the stock-based earn out in the form of Company stock, the former owners of SharpSpring may force the Company to pay the stock-based earn out in cash or may put a lien on the assets of the Company, among other alternatives.

Note 9: Changes in Accumulated Other Comprehensive (Income) Loss

Foreign Currency
Translation
Adjustment
Balance as of December 31, 2015	$(142,613)
Other comprehensive income (loss) prior to reclassifications	-
Amounts reclassified from accumulated other comprehensive income	-
Tax effect	-
Net current period other comprehensive loss	1,322
Balance as of March 31, 2016	$(141,291)

Note 10: Net Loss Per Share

Computation of net loss per share is as follows:

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(710,098)	$(1,170,028)

Basic weighted average common shares outstanding	7,252,470	5,456,735
Add incremental shares for:
Warrants	-	-
Stock options	-	-
Diluted weighted average common shares outstanding	7,252,470	5,456,735

Net loss per share:
Basic	$(0.10)	$(0.21)
Diluted	$(0.10)	$(0.21)

For the three months ended March 31, 2016, 1,159,412 stock options and 170,973 warrants were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive. For the three months ended March 31, 2015, 821,940 stock options and 170,973 warrants were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive.

Note 11: Income Taxes

The income tax expense we record in any interim period is based on our estimated effective tax rate for the year for each jurisdiction that we operate in. The calculation of our estimated effective tax rate requires an estimate of pre-tax income by tax jurisdiction, as well as total tax expense for the fiscal year. Accordingly, this tax rate is subject to adjustment if, in subsequent interim periods, there are changes to our initial estimates of total tax expense, pre-tax income, or pre-tax income by jurisdiction.

During the three months ended March 31, 2016 and 2015, the Company recorded income tax expense of $53,660 and a tax benefit of $395,946, respectively. The blended effective tax rate for the three months ending March 31, 2016 and 2015 was (8%) and 25%, respectively. The effective blended tax rate varies from our statutory US tax rate due to the valuation allowance on our US deferred tax assets described below and due to income generated in certain other jurisdictions at various tax rates.

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

At March 31, 2016 we have established a $3.4 million valuation allowance against certain U.S. deferred tax assets given the uncertainty of recoverability of these amounts.

In making our assessment of U.S. deferred tax asset recoverability at March 31, 2016, we considered our historical financial results, our projected future financial results, the planned reversal of existing deferred tax liabilities and the impact of any tax planning actions. Based on our analysis we noted both positive and negative factors relative to our ability to support realization of certain U.S. deferred tax assets. However, based on the weighting of all the evidence, including the near term effect on our U.S. income projections of investments we are making in our team, product and systems infrastructure, we concluded that it was more likely than not that the majority of our U.S. deferred tax assets may not be recovered. The establishment of a valuation allowance has no effect on our ability to use the underlying deferred tax assets prior to expiration to reduce cash tax payments in the future to the extent that we generate U.S. taxable income.

Note 12: Stock-Based Compensation

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

Option awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

Three Months Ended March 31,
	2016	2015

Volatility	38% - 47%	69% - 76%
Risk-free interest rate	1.30% - 1.65%	1.34% - 1.75%
Expected term	6.25 years	6.25 years

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2016 was $2.04.

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

Stock option awards are expensed on a straight-line basis over the requisite service period. During the three months ended March 31, 2016 and 2015, the Company recognized expense of $135,666 and $156,868, respectively, associated with stock option awards. At March 31, 2016, future stock compensation expense associated with stock options (net of estimated forfeitures) not yet recognized was $1,578,072 and will be recognized over a weighted average remaining vesting period of 3.1 years. The following summarizes stock option activity for the three months ended March 31, 2016:

		Weighted	Weighted Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2015	1,066,360	$5.37	7.4	$64,500

Granted	129,500	3.41
Exercised	(900)	1.25
Forfeited	(35,548)	4.95
Outstanding at March 31, 2016	1,159,412	$5.37	7.4	$64,500

Exercisable at March 31, 2016	377,790	$5.29	4.7	$46,350

The total intrinsic value of stock options exercised during the three months ended March 31, 2016 was $1,854.

Stock Awards

During the three months ended March 31, 2016 and 2015, the Company issued 15,913 and 7,368 shares, respectively, to non-employee directors as compensation for their service on the board. Such stock awards are immediately vested.

Stock awards are valued based on the closing price of our common stock on the date of grant, and compensation cost is recorded on a straight line basis over the share vesting period. The total fair value of stock awards granted, vested and expensed during the three months ended March 31, 2016 and 2015 was $52,664 and $45,000, respectively. As of March 31, 2016, there was no unrecognized compensation cost related to stock awards.

Note 13: Warrants

On January 30, 2014, in connection with an $11.5 million financing transaction, the Company issued 80,000 warrants to purchase common stock at an exercise price of $7.81 per share with a term of 5 years. The fair value of the warrants was determined using the Black-Scholes option valuation model. The warrants expire on January 30, 2020 and have a remaining contractual life of 2.8 years as of March 31, 2016. These warrants became exercisable on January 30, 2015.

On, January 28, 2015, the Company cancelled 30,000 warrants originally issued on August 1, 2013 in connection with a consulting agreement in exchange for the Company issuing 5,000 shares of restricted Company common stock.

The following table summarizes information about the Company’s warrants at March 31, 2016:

		Weighted	Weighted Average
	Number of	Average	Remaining	Intrinsic
	Units	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2015	170,973	$6.26	2.8	$-

Granted	-	-
Cancelled	-	-
Outstanding at March 31, 2016	170,973	$6.26	2.8	$-

Exercisable at March 31, 2016	170,973	$6.26	2.8	$-

No warrants were issued in 2015 or 2016 to date.

Note 14: Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. The Company is not a party to any litigation of a material nature.

Operating Leases and Service Contracts

The Company rents its facilities with leases ranging from month-to-month to several years in duration. Most of its service contracts are on a month-to-month basis, however, some contracts and agreements extend out to longer periods. Future minimum lease payments and payments due under non-cancelable service contracts are as follows as of March 31, 2016:

Remainder of 2016	$637,770
2017	367,622
2018	348,235
2019	329,965
2020	317,909
Thereafter	243,790
Total	$2,245,291

Employment Agreements

The Company has employment agreements with several members of its leadership team and executive officers.

Note 15: Subsequent Events

GraphicMail Migration

On November 4, 2015, the Company announced its intentions to eventually discontinue the GraphicMail brand and migrate its existing GraphicMail product customers to its SharpSpring product. This customer migration began in April 2016. Customer attrition is expected to increase during the period of migration. Following the migration, the Company expects to discontinue the use of the GraphicMail brand name and GraphicMail technology platform.

SharpSpring Earn Out and Shareholder Approval Requirement

The Company paid $1.0 million in cash on April 6, 2016 to the former SharpSpring shareholders and agreed to issue 1,039,636 shares of stock in settlement of the $4.0 million stock-based earn out in the second quarter of 2016. Since such share issuance, when aggregated with other share issuances related to the acquisition of SharpSpring, will exceed 20% of the shares outstanding immediately prior to the acquisition of SharpSpring, the Company is required to receive shareholder approval of the upcoming stock issuance. Therefore, the Company will request shareholder approval at its upcoming annual meeting, scheduled to take place in May 2016. If shareholder approval is not received and the Company cannot issue the stock-based earn out in the form of Company stock, the former owners of SharpSpring may force the Company to pay the stock-based earn out in cash or may put a lien on the assets of the Company, among other alternatives.

Restructuring Event

On May 3, 2016, the Company initiated a restructuring event whereby approximately 21 resources were made redundant. Severance, notice pay where services are not performed and other restructuring costs related to the event are expected to total approximately $75,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on March 30, 2016.

Overview

We provide SaaS based marketing technologies, ranging from advanced marketing automation tools to email delivery services. Our marketing automation solution (SharpSpring) allows customers to interact with a potential customer from an early stage and nurture that potential customer using marketing automation techniques until it becomes a qualified sales lead or customer. Our email marketing solution (SharpSpring Mail+ and GraphicMail) allows customers to conduct email marketing campaigns using template-driven tools with easy-to-use graphical interfaces and associated analytics. Our SMTP relay service provides customers with the ability to increase the deliverability of email with less time, cost and complexity than handling it themselves.

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

Results of Operations

Three Months Ended March 31, 2016

				Percent
			Change	Change
	March 31,		from	from
	2016	2015	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$4,194,051	$3,285,502	$908,549	28%
Cost of Sales	1,377,934	790,966	586,968	74%
Gross Profit	$2,816,117	$2,494,536	$321,581	13%

Revenues increased for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to growth in our SharpSpring marketing automation customer base. We continue to acquire new customers that add to the base of customers paying us monthly for using the SaaS marketing automation platform. Currency had an approximate $83,000 negative impact on our first quarter 2016 revenues compared to our first quarter in 2015.

Cost of services increased for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily due to costs to support increased revenues and incremental business from new customer additions to SharpSpring. As a percentage of revenues, cost of services were 33% and 24% of revenues for the three months ended March 31, 2016 and 2015, respectively. This reflects a lower gross margin for our SharpSpring product, which has become a much larger percent of the overall business, as we invest in resources to support the future growth of that product. Additionally, we added infrastructure costs during the quarter ended March 31, 2016 related to our planned migration of GraphicMail customers to the SharpSpring platform.

				Percent
			Change	Change
	March 31,		from	from
	2016	2015	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$1,394,833	$1,372,361	$22,472	2%
Research and development	550,162	471,214	78,948	17%
General and administrative	1,255,241	1,084,016	171,225	16%
Change in earn out liability	120,473	704,000	(583,527)	-83%
Intangible asset amortization	483,297	378,895	104,402	28%
	$3,804,006	$4,010,486	$(206,480)	-5%

Sales and marketing expenses increased marginally for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase was primarily due to an increase in marketing program spending for events and other lead generation activities. Additionally, we experienced an increase in sales and marketing headcount-related costs due to recent hires and expanded benefits programs offered to our team members. These increases were somewhat offset by lower partner reseller fees related to the fact that the Company acquired the customer bases for several resellers during the fourth quarter of 2015, and ceased paying reseller fees to those partners at that time.

Research and development expenses increased for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily due to additional hiring of development and quality assurance staff since last year. Headcount-related costs for this group increased by approximately $91,000 in the first quarter of 2016 compared to the first quarter of 2015.

General and administrative expenses increased for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily due to higher facility-related costs, professional fees, credit card fees and other costs related to general business growth.

The acquisitions of SharpSpring and GraphicMail included liability-based contingent consideration which is re-measured during each reporting period until the ultimate settlement dates between March 2016 and May 2016. These re-measurements resulted in additional charges that are recorded on the consolidated statements of comprehensive income (loss). During the three months ended March 31, 2016 and 2015, we incurred charges of $120,473 and $704,000, respectively, related to the adjustment to the earn out liabilities for SharpSpring and GraphicMail. The GraphicMail earn out was settled during the quarter ended March 31, 2016.

Amortization of intangible assets increased for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due to a the increased amortization of intangibles acquired as part of the SharpSpring acquisition related to expected benefit and the acquisition of intangible assets related to the buy-out of several country partners during late 2015 and early 2016 which began to be amortized.

				Percent
			Change	Change
	March 31,		from	from
	2016	2015	Prior Year	Prior Year
Other
Other income (expense), net	$331,451	$(50,024)	$381,475	-763%
Provision (benefit) for income tax	$53,660	$(395,946)	$449,606	-114%

Other income (expense) is generally related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency. However, during the three months ended March 31, 2016, the Company recorded a gain related to a favorable claim from the GraphicMail escrow hold-back account of $259,760.

During the three months ended March 31, 2016, our income tax expense related primarily to income derived in foreign jurisdictions at the applicable statutory tax rates. During the quarter ended March 31, 2016, we continued to record a deferred tax valuation allowance for the creation of any new U.S. deferred tax assets. During the three months ended March 31, 2015, our income tax expense primarily related to a benefit derived from net operating losses from our U.S. operations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of cash inflows are net remittances from customers for our services. Such payments are sometimes received in advance of providing the services, yielding a deferred revenue liability on our consolidated balance sheet. From time to time, we also raise funds from offering our common stock for sale to new and existing investors. Additionally, in March 2016, the Company obtained a $2.5 million revolving credit facility to provide additional financing flexibility in the future. No amounts have been borrowed under the facility to date.

Our primary sources of cash outflows include payroll and payments to vendors and third party service providers. During 2016, we also acquired customer relationship assets for cash from several former GraphicMail third party resellers. Additionally, we also disbursed $207,929 of cash in March 2016 for an earn out payment to the former GraphicMail shareholders.

Analysis of Cash Flows

Net cash used in operating activities increased by $565,613 to $9,665 for the three months ended March 31, 2016, compared to $575,278 for the three months ended March 31, 2015. The increase in cash provided by operating activities was attributable primarily to an increase in revenue and a reduction in cash used through changes in net working capital and other adjustments.

Net cash used in investing activities was $751,322 and $100,928 during the three months ended March 31, 2016, and 2015, respectively. For the three months ending March 31, 2016, cash used in investing activities includes $382,202 cash paid to former GraphicMail third-party resells to acquire customer relationships. The Company also placed $250,000 of cash into a restricted account to collateralize the Company’s credit card program in the U.S. Additionally, the company used $119,120 to purchase property and equipment, consisting mostly of computers, servers, furniture and other equipment. For the three months ended March 31, 2015, all of the cash used in investing activities related to acquisitions of property and equipment.

Net cash (used in) provided by financing activities was ($206,804) and $3,438 during the three months ended March 31, 2016 and 2015, respectively. During the three months ending March 31, 2016, the Company paid $207,929 to the former GraphicMail shareholders related to the earn out for the 2014 acquisition of GraphicMail. During each period, the Company received a small amount of funds from the exercise of employee stock options.

We had net working capital of approximately negative $1.9 million and $1.8 million as of March 31, 2016 and December 31, 2015, respectively. The negative net working capital during each period was primarily attributable to our short term earn out liability of $4.9 million and $5.2 million, respectively for March 31, 2016 and December 31, 2015. The majority of this earn out liability relates to SharpSpring, for which 80% of the liability at each of the balance sheet dates will be paid in stock. Our cash balance decreased to $3,453,281 at March 31, 2016 compared to $4,158,646 at December 31, 2015.

Contractual Obligations

We rent our facilities with leases ranging from month-to-month to several years in duration. Most of our service contracts are also on a month-to-month basis. However, from time to time, we enter into non-cancelable service contracts including longer-term contracts and payments for the acquisition of customer relationships from resellers. Future minimum lease payments and payments due under non-cancelable service contracts are as follows as of March 31, 2016:

Remainder of 2016	$637,770
2017	367,622
2018	348,235
2019	329,965
2020	317,909
Thereafter	243,790
Total	$2,245,291

Significant Accounting Policies

Our significant accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Consolidated Financial Statements. We have consistently applied these policies in all material respects. We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2016. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of March 31, 2016 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting. We disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 that management had concluded that our internal control over financial reporting was not effective as of December 31, 2015 due to gaps in segregation of duties. We are working to improve such documentation in order to render our internal controls effective.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Date	Security/Value

March 2016	Common stock – 53,924 shares of common stock issued to satisfy earn out liability valued at $207,929 or $3.85 per share.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. We relied on Section 4(2) of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

INDEX TO EXHIBITS

SEC Reference Number	Title of Document	Location

10.1	Extension Agreement dated March 15, 2016, by and between the Company and RCTW, LLC.	Incorporated by reference to the Company’s Form 8-K filed 3/17/16

10.2	Asset Purchase Agreement dated August 12, 2014, by and between the Company and RCTW, LLC	Incorporated by reference to the Company’s Form 8-K filed on 8/15/14

10.3	Loan Agreement dated March 21, 2016, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to the Company’s Form 8-K filed 3/22/16

10.4	Intellectual Property Security Agreement dated March 21, 2016, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to the Company’s Form 8-K filed 3/22/16

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	XBRL	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SharpSpring, Inc.

By:	/s/ Richard A. Carlson
Richard A. Carlson
Chief Executive Officer and President (Principal Executive Officer)

Date:	May 12, 2016

SharpSpring, Inc.

By:	/s/ Edward Lawton
Edward Lawton Chief Financial Officer
(Principal Financial Officer)

Date:	May 12, 2016

