Form 10-Q
period 2016-06-30
SharpSpring, Inc.
filed 2016-08-15
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,348,030 shares of common stock as of August 10, 2016.

SharpSpring, Inc.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses;

●	the occurrence of hostilities, political instability or catastrophic events;

●	changes in customer demand;

●	the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors’ services;

●	the extent to which we are successful in utilizing the cash proceeds from the sale of our SMTP email relay business to expand and develop our marketing automation solution;

●	developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards; and

●	disruptions to our technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of our operating systems, structures or equipment.

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and under Part II- Item 1.A “Risk Factors” contained in this report on Form 10-Q. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Item 1. Financial Statements.

SharpSpring, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Cash and cash equivalents	$15,335,363	$4,158,646
Restricted cash	250,000	-
Accounts receivable	817,827	794,123
Deferred income taxes	91,356	16,645
Income taxes receivable	554,670	793,189
Other current assets	1,432,663	205,143
Assets held for sale	-	45,697
Total current assets	18,481,879	6,013,443

Property and equipment, net	670,149	565,481
Goodwill	8,865,209	8,881,933
Other intangible assets, net	4,910,152	5,518,305
Deposits and other	42,254	11,280
Assets held for sale	-	251,565
Total assets	$32,969,643	$21,242,007

Liabilities and Shareholders’ Equity
Accounts payable	$584,585	$609,454
Accrued expenses and other current liabilities	622,625	1,098,790
Deferred revenue	497,278	525,217
Current portion of earn out liabilities	-	5,191,116
Income taxes payable	5,103,035	36,469
Deferred income taxes	-	7,598
Liabilities held for sale	-	369,941
Total current liabilities	6,807,523	7,838,585

Shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value, Authorized shares-50,000,000; issued shares-8,356,989 at June 30, 2016 and 7,233,035 at December 31, 2015; outstanding shares-8,336,989 at June 30, 2016 and 7,233,035 at December 31, 2015	8,356	7,233
Additional paid in capital	27,175,931	22,607,290
Accumulated other comprehensive income (loss)	(232,878)	(142,613)
Accumulated deficit	(705,289)	(9,068,488)
Treasury stock	(84,000)	-
Total shareholders’ equity	26,162,120	13,403,422

Total liabilities and shareholders’ equity	$32,969,643	$21,242,007

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$2,891,641	$2,268,492	$5,678,416	$4,193,100

Cost of services	1,010,436	647,385	2,081,523	1,104,561
Gross profit	1,881,205	1,621,107	3,596,893	3,088,539

Operating expenses:
Sales and marketing	1,318,210	1,074,801	2,639,294	2,144,144
Research and development	562,583	453,215	1,039,692	811,413
General and administrative	925,726	883,689	1,938,056	1,767,122
Change in earn out liability	99,000	1,667,332	219,473	2,371,332
Intangible asset amortization	286,719	382,679	770,016	761,574

Total operating expenses	3,192,238	4,461,716	6,606,531	7,855,585

Operating loss	(1,311,033)	(2,840,609)	(3,009,638)	(4,767,046)
Other income (expense), net	38,428	(15,623)	369,879	(65,646)

Loss before income taxes	(1,272,605)	(2,856,232)	(2,639,759)	(4,832,692)
Benefit for income tax	(603,501)	(655,433)	(815,507)	(1,204,815)
Net loss from continuing operations	(669,104)	(2,200,799)	(1,824,252)	(3,627,877)
Net income from discontinued operations, net of tax	9,742,401	334,148	10,187,451	591,189
Net income (loss)	$9,073,297	$(1,866,651)	$8,363,199	$(3,036,688)

Net loss per share from continuing operations
Basic net loss per share	$(0.09)	$(0.38)	$(0.25)	$(0.64)
Diluted net loss per share	$(0.09)	$(0.38)	$(0.25)	$(0.64)

Net income per share from discontinued operations
Basic net income per share	$1.28	$0.06	$1.37	$0.10
Diluted net income per share	$1.28	$0.06	$1.37	$0.10

Net income (loss) per share
Basic net income (loss) per share	$1.19	$(0.32)	$1.12	$(0.54)
Diluted net income (loss) per share	$1.19	$(0.32)	$1.12	$(0.54)

Shares used in computing basic net income (loss) per share	7,625,833	5,871,445	7,439,152	5,664,090
Shares used in computing diluted net income (loss) per share	7,636,581	5,871,445	7,449,756	5,664,090

Other comprehensive income (loss):
Foreign currency translation adjustment	(91,587)	196,210	(90,265)	132,739
Comprehensive income (loss)	$8,981,710	$(1,670,441)	$8,272,934	$(2,903,949)

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$8,363,199	$(3,036,688)
Deduct: Income from discontinued operations, net of income taxes	10,187,451	591,189
Net loss from continuing operations	(1,824,252)	(3,627,877)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	814,017	799,645
Non-cash stock compensation	335,828	433,440
Deferred income taxes	(82,974)	3,794
Loss on disposal of property and equipment	8,753	2,491
Non-cash change in value of earn out liability	219,473	2,371,332
Non-cash gain from escrow claim	(84,000)	-
Unearned foreign currency gain/loss	(81,926)	-
Changes in operating assets and liabilities:
Accounts receivable	(43,014)	(120,488)
Other assets	(255,622)	(55,446)
Income taxes, net	(291,526)	(904,301)
Accounts payable	(52,998)	(65,906)
Accrued expenses and other current liabilities	(101,544)	(80,148)
Deferred revenue	(37,419)	(78,159)
Net cash provided by (used in) operating activities - Continuing operations	(1,477,204)	(1,321,623)
Net cash provided by (used in) operating activities - Discontinued operations	785,830	568,356
Net cash used in operating activities	(691,374)	(753,267)

Cash flows from investing activities:
Purchases of property and equipment	(151,281)	(187,711)
Acquisitions of customer assets from resellers	(476,514)	-
Changes in restricted cash	(250,000)	-
Net cash provided by (used in) investing activities - Continuing operations	(877,795)	(187,711)
Net cash provided by (used in) investing activities - Discontinued operations	13,945,548	(135,290)
Net cash provided by (used in) investing activities	13,067,753	(323,001)

Cash flows from financing activities:
Payment to reduce earn out liabilities	(1,207,929)	(2,000,000)
Proceeds from exercise of stock options	1,125	81,139
Proceeds from issuance of common stock	-	1,977,003
Net cash provided by (used in) financing activities - Continuing operations	(1,206,804)	58,142
Net cash provided by (used in) financing activities - Discontinued operations	-	-
Net cash provided by (used in) financing activities	(1,206,804)	58,142

Effect of exchange rate on cash	7,142	10,158

Change in cash and cash equivalents	11,176,717	(1,007,968)

Cash and cash equivalents, beginning of period	4,158,646	2,825,520

Cash and cash equivalents, end of period	$15,335,363	$1,817,552

Supplemental information on consolidated statements of cash flows:
Cash paid for income taxes	$28,972	$38,325

Supplemental information on non-cash investing and financing activities:
Receipt of common stock for escrow claim	$84,000	$-
Settlement of earn out liabilities with common stock	$(4,207,929)	$(3,000,000)
Other receivable created for sale of SMTP email relay business	$(1,000,000)	$-

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

On August 15, 2014, we acquired substantially all the assets and assumed the liabilities of SharpSpring LLC, and on October 17, 2014, we acquired all of the outstanding equity of the GraphicMail, group companies. See Note 3 for details of these acquisitions.

On December 1, 2015, our Company changed its parent company name from SMTP, Inc. to SharpSpring, Inc. and changed the name of its SharpSpring product U.S. operating subsidiary from SharpSpring, Inc. to SharpSpring Technologies, Inc.

On June 27, 2016, we sold the assets related to our SMTP email relay product to the Electric Mail Company, a Nova Scotia company. See Note 5 for details of this disposition.

Our Company focuses on providing cloud-based marketing automation solutions and email marketing solutions to its customers. Our SharpSpring marketing automation solution is designed to increase the rate businesses generate leads and convert more leads to sales by improving the way businesses communicate with customers and prospects. Our products are marketed directly by the Company and through reseller partners. Prior to June 27, 2016, the Company also provided cloud-based email relay delivery services to its customers.

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

Restricted Cash

The Company separates restricted cash when arrangements with third parties legally restrict the use of funds. As of June 30, 2016, the Company had $250,000 deposited with a major financial institution that was legally restricted and pledged as collateral against its credit card program.

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

Goodwill and Impairment

As of June 30, 2016 and December 31, 2015, we had recorded goodwill of $8,865,209 and $8,881,933, respectively. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the SharpSpring and GraphicMail acquisitions (See Note 3). Under FASB ASC 350, “Intangibles - Goodwill and Other” deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-10, and written down when impaired.

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

The Company applies the authoritative guidance in accounting for uncertainty in income taxes recognized in the consolidated financial statements. This guidance prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. There are no material uncertain tax positions taken by the Company on its tax returns. Tax years subsequent to 2013 remain open to examination by U.S. federal and state tax jurisdictions.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred. Depreciation expense related to property and equipment was $45,767 and $45,694 for the three months ended June 30, 2016 and 2015, respectively, and $112,860 and $92,798 for the six months ended June 30, 2016 and 2015, respectively.

Property and equipment as of June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016	December 31, 2015
Property and equipment, net:
Leasehold improvements	$1,909	$1,909
Furniture and fixtures	129,415	126,929
Computer equipment and software	726,010	295,613
Construction in progress	-	280,000
Total	857,334	704,451
Accumulated depreciation and amortization	(187,185)	(138,970)
Property and equipment, net	$670,149	$565,481

Useful lives are as follows:

Leasehold improvements	3-5 years
Furniture and fixtures	3-5 years
Computing equipment	3 years
Software	3-5 years

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

For the Company’s internet-based SMTP email delivery product (which was sold on June 27, 2016) and GraphicMail email product, the services are offered over various contractual periods for a fixed fee that varies based on a maximum volume of transactions. Revenues are typically paid by clients via credit card, check or wire payments at the inception of the contractual period. Revenue is recognized on a straight-line basis over the contractual period. If the customer’s transactions exceed contractual volume limitations, overages are charged and recorded in the periods in which the transaction overages occur.

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents. At June 30, 2016 and December 31, 2015, the Company had cash balances at financial institutions that exceed federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the three and six month periods ended June 30, 2016, and 2015, there were no customers that accounted for more than 10% of total revenue.

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

Research and Development Costs and Capitalized Software Costs

We capitalize certain costs associated with internal use software during the application development stage, mostly related to software that we use in providing our hosted solutions. We expense costs associated with preliminary project phase activities, training, maintenance and any post-implementation period costs as incurred. For the three months ended June 30, 2016 and 2015, we capitalized zero and $31,538 in software development costs, respectively. For the six months ended June 30, 2016 and 2015, we capitalized $6,642 and $52,419 in software development costs, respectively. We amortize capitalized software costs over the estimated useful life of the software, which has been estimated to be 3 years, once the related project has been completed and deployed for customer use. At June 30, 2016, the net carrying value of capitalized software costs was $95,996.

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

Note 3: Acquisitions

During 2014, the Company pursued strategic acquisitions to further extend its product offerings. Such acquisitions have been accounted for as business combinations pursuant to ASC 805 “Business Combinations.” Under this ASC, acquisition and integration costs are not included as components of consideration transferred, but are accounted for as expenses in the period in which the costs are incurred.

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

The SharpSpring earn out was initially $10,000,000, payable 60% in cash and 40% in stock, depending on SharpSpring achieving certain revenue levels in 2015. At the time of the acquisition, the Company utilized the income approach to estimate the fair value of the earn out. The Company analyzed scenarios and determined a probability weighting for each scenario. The Company calculated the earn out payments based on the respective revenues for each scenario and then weighted the resulting payment by the probabilities of achieving each scenario. In order to calculate an appropriate risk-adjusted discount rate for the earn out, the Company calculated the weighted average cash-flows of the business based on the three scenarios and their respective weightings. The Company then calculated an implied internal rate of return (“IRR”) of 18.9%, which is the discount rate necessary in order to reconcile the weighed cash-flows of the three scenarios to the total purchase price including the earn out payment. The earn out payment was then discounted by the 18.9% IRR. Based on these methods and the Company’s original assessment of meeting those revenue levels in 2015, an earn out liability of $6,963,000 was originally recorded as a liability during purchase accounting. This was re-measured in each subsequent quarter since the transaction, resulting in additional charges of $682,000 in the quarter ended December 31, 2014, $704,000 in the quarter ended March 31, 2015, $1,030,000 in the quarter ended June 30, 2015, $195,000 in the quarter ended September 30, 2015, $204,000 in the quarter ended December 31, 2015, $123,000 in the quarter ended March 31, 2016 and $99,000 in the quarter ended June 30, 2016. These earn out adjustments have been recorded on the consolidated statement of comprehensive income (loss) for the respective periods.

The Company entered into a transaction with RCTW, LLC, a Delaware limited liability company, f/k/a SharpSpring, LLC (“RCTW”) during May 2015 to pay a portion of the cash-based earn out early, as well as to agree that the future earn out for the SharpSpring assets would be paid in its entirety. Although the Company was obligated to pay the full earn out for the SharpSpring assets, the earn out liability value was increased over time as a result of the discount factor applied to the liability. The final payments against the earn out of $1.0 million in cash and $4.0 million in common stock occurred in the quarter ended June 30, 2016 and there was no remaining liability as of June 30, 2016.

As of June 30, 2016, management had completed its evaluation of the fair value of certain intangible and other net assets acquired and there will be no future changes.

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

Additionally, in March 2016, the Company received $175,970 in cash and 20,000 shares of stock (valued at $84,000) from the GraphicMail escrow fund related to an indemnified claim for unrecorded liabilities at the time of the acquisition. The total value of the claim of $259,970 was recorded as a gain in other income (expense), net during the three months ended March 31, 2016.

Note 4: Asset Acquisitions

In the fourth quarter of 2015 and the first six months of 2016, the Company entered into separation agreements with several third-party GraphicMail resellers to terminate the reseller arrangements and for the Company to purchase the customer relationships that each had accumulated as a GraphicMail reseller. Pursuant to the terms of the separation agreements, the Company will make cash payments to the resellers in exchange for the rights to the customer relationships. The Company accounted for these purchases as intangible asset acquisitions. The aggregate estimated purchase price for the intangible assets acquired during the quarters ended December 31, 2015, March 31, 2016 and June 30, 2016 is approximately $554,000, $26,000 and $102,000, respectively, combining for an aggregate total of $682,000. As of June 30, 2016, $505,000 of the consideration had been paid and $177,000 was included in accrued liabilities on the consolidated balance sheet.

Note 5: Dispositions

On June 27, 2016, the Company completed the sale of the assets and deferred revenue liabilities of its SMTP email relay business (“SMTP”) to the Electric Mail Company for approximately $15.0 million. Of the total proceeds from the sale of SMTP, approximately $1.0 million in cash is held in escrow to be received in July 2017. In conjunction with the sale, the Company also entered into a transition services agreement with the buyer to assist in the transition of operations over a six month period, with an option to extend for an additional six months. Pursuant to the terms of the transition services agreement, in exchange for assisting in the transfer of operations, the Company may continue utilizing the SMTP email relay platform for its email sending needs at no cost. Also, in conjunction with the sale, the company abandoned a software asset that was not acquired, but will not be utilized by the company in the future. The Company recorded a gain on the sale of SMTP of approximately $9.4 million, net of tax of $5.6 million in the second quarter of 2016.

Pursuant to the reporting requirements of ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the Company has reclassified the assets and liabilities of the SMTP business as held for sale in the accompanying Consolidated Balance Sheets and the operating results of SMTP for periods prior to the sale, net of tax, as discontinued operations in the accompanying Consolidated Statements of Comprehensive Loss and Consolidated Statements of Cash Flows.

Financial information for the SMTP email relay business for the three and six months ended June 30, 2016 and 2015, are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$1,339,102	$1,323,062	$2,746,378	$2,683,956

Cost of services	335,166	276,898	642,013	610,688
Gross profit	1,003,936	1,046,164	2,104,365	2,073,268

Operating expenses:
Sales and marketing	103,516	240,038	177,265	543,056
Research and development	79,845	83,936	152,898	196,952
General and administrative	231,137	188,578	474,048	389,170

Total operating expenses	414,498	512,552	804,211	1,129,178

Operating income (loss)	589,438	533,612	1,300,154	944,090
Other income (expense), net, before gain on sale	-	-	-	-

Income (loss) before income taxes, before gain on sale	589,438	533,612	1,300,154	944,090
Income tax expense (benefit)	220,332	199,464	485,998	352,901
Net income (loss), before gain on sale	$369,106	$334,148	$814,156	$591,189

Gain on sale of discontinued operations, net of tax expense of $5,595,237	9,373,295	-	9,373,295	-
Income from discontinued operations, net of income taxes	$9,742,401	$334,148	$10,187,451	$591,189

The selected financial information above includes the financial results for the SMTP email relay business through June 27, 2016, plus any residual costs incurred after June 27, 2016 related to the transition of the business to the buyer. The results are comprised of revenue and costs directly attributable to the SMTP email relay business as well as allocated costs for resources that have historically had shared roles in our consolidated operations. For resources performing shared roles, cost allocations have been created based on estimated work performed and job activities. Although our SharpSpring and GraphicMail products have historically utilized the SMTP email relay sending platform, we have not reflected any revenues in the SMTP email relay business operating results related to the use of the email sending platform by our other product lines.

The assets and liabilities of discontinued operations are stated separately as of December 31, 2015, in the Condensed Consolidated Statements of Financial Position (Unaudited) and are comprised of the following items:

December 31, 2015

Assets
Other current assets	$45,697
Total current assets held for sale	45,697

Property and equipment, net	251,565
Total assets held for sale	$297,262

Liabilities and Shareholders’ Equity
Deferred revenue	369,941
Total liabilities held for sale	$369,941

Note 6: Intangible Assets

Intangible assets are as follows:

	As of June 30, 2016
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$342,449	$(258,447)	$84,002
Technology	3,802,485	(1,998,985)	1,803,500
Customer relationships	4,363,460	(1,340,810)	3,022,650
Unamortized intangible assets:	8,508,394	(3,598,242)	4,910,152
Goodwill			8,865,209
Total intangible assets			$13,775,361

Estimated amortization expense for the remainder of 2016 and subsequent years is as follows:

Remainder of 2016	$592,015
2017	997,862
2018	871,937
2019	670,416
2020	500,380
Thereafter	1,277,543
Total	$4,910,152

Amortization expense for the three months ended June 30, 2016 and 2015 was $286,719 and $382,679, respectively. Amortization expense for the six months ended June 30, 2016 and 2015 was $770,016 and $761,574, respectively.

Note 7: Credit Facility

In March 2016, the Company entered into a $2.5 million revolving loan agreement (the “Loan Agreement”) with Western Alliance Bank. The facility matures on March 21, 2018 and has no mandatory amortization provisions and is payable in full at maturity. Loan proceeds accrue interest at the higher of Western Alliance Bank’s Prime interest rate or 3.5%, plus 1.75%. The Loan Agreement is collateralized by a lien on substantially all of the existing and future assets of the Company and secured by a pledge of 100% of the capital stock of SharpSpring Technologies, Inc. and Quattro Hosting, LLC and a 65% pledge of the Company’s foreign subsidiaries’ stock. The Loan Agreement subjects the Company to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions. During June 2016, the Company amended the Loan Agreement to modify its financial covenants and allow for the sale of the SMTP business assets. There are no amounts outstanding under the Loan Agreement as of June 30, 2016 and no events of default have occurred to date.

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

On May 18, 2015, the Company entered into a subscription agreement with RCTW for the issuance of 545,455 shares of common stock to RCTW for an aggregate value of $3,000,000, which is in satisfaction of an equal amount of the earn-out due and payable by the Company to RCTW under the Asset Purchase Agreement dated August 12, 2014 between the Company and RCTW. The closing occurred on May 21, 2015.

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

In June 2016, the Company issued 1,039,636 shares of common stock to the RCTW, LLC shareholders to satisfy the remaining stock-based portion of the SharpSpring earn out.

Note 9: Changes in Accumulated Other Comprehensive Income (Loss)

Foreign Currency
Translation
Adjustment
Balance as of December 31, 2015	$(142,613)
Other comprehensive income (loss) prior to reclassifications	-
Amounts reclassified from accumulated other comprehensive income	-
Tax effect	-
Net current period other comprehensive loss	(90,265)
Balance as of June 30, 2016	$(232,878)

Note 10: Net Loss Per Share

Computation of net loss per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$9,073,297	$(1,866,651)	$8,363,199	$(3,036,688)

Basic weighted average common shares outstanding	7,625,833	5,871,445	7,439,152	5,664,090
Add incremental shares for:
Warrants	-	-	-	-
Stock options	10,748	-	10,604	-
Diluted weighted average common shares outstanding	7,636,581	5,871,445	7,449,756	5,664,090

Net loss per share:
Basic	$1.19	$(0.32)	$1.12	$(0.54)
Diluted	$1.19	$(0.32)	$1.12	$(0.54)

For the three and six months ended June 30, 2015, 984,490 stock options and 170,973 warrants were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive.

Note 11: Income Taxes

The income tax expense we record in any interim period is based on our estimated effective tax rate for the year for each jurisdiction that we operate in. The calculation of our estimated effective tax rate requires an estimate of pre-tax income by tax jurisdiction, as well as total tax expense for the fiscal year. Accordingly, this tax rate is subject to adjustment if, in subsequent interim periods, there are changes to our initial estimates of total tax expense, pre-tax income, or pre-tax income by jurisdiction. Currently, the IRS is examining our 2014 U.S. income tax return, the outcome of which is currently unknown.

During the three months ended June 30, 2016 and 2015, the Company recorded income tax benefits of $603,501 and $655,433, respectively, from continuing operations. During the six months ended June 30, 2016 and 2015, the Company recorded income tax benefits of $815,507 and $1,204,815, respectively, from continuing operations. The blended effective tax rate for the three months ending June 30, 2016 and 2015 was 47% and 23%, respectively, and the blended effective tax rate for the six months ending June 30, 2016 and 2015 was 31% and 25%, respectively. The effective blended tax rate varies from our statutory U.S. tax rate due to the valuation allowance placed on certain U.S. deferred tax assets described below and due to income generated in certain other jurisdictions at various tax rates. Additionally, in 2016, we did not benefit our income tax expense in Q1 from U.S. operating losses due to our valuation allowance. However, as a result of offsetting income recorded in Q2 2016 from the sale of the SMTP business, we have recorded the benefit for these 2016 year-to-date losses in the quarter ended June 30, 2016.

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

At June 30, 2016 we have established a $3.6 million valuation allowance against certain deferred tax assets given the uncertainty of recoverability of these amounts.

In making our assessment of U.S. deferred tax asset recoverability, we considered our historical financial results, our projected future financial results, the planned reversal of existing deferred tax liabilities and the impact of any tax planning actions. Based on our analysis we noted both positive and negative factors relative to our ability to support realization of certain U.S. deferred tax assets. However, based on the weighting of all the evidence, including the near term effect on our U.S. income projections of investments we are making in our team, product and systems infrastructure, we concluded that it was more likely than not that the majority of our U.S. deferred tax assets related to temporary differences may not be recovered. The establishment of a valuation allowance has no effect on our ability to use the underlying deferred tax assets prior to expiration to reduce cash tax payments in the future to the extent that we generate U.S. taxable income.

Note 12: Stock-Based Compensation

From time to time, the Company grants stock option awards to officers and employees and grants stock awards to directors as compensation for their service to the Company.

In November 2010, the Company adopted the 2010 Stock Incentive Plan (“the Plan”) which was amended in April 2011, August 2013, April 2014 and February 2016. As amended, up to 1,650,000 shares of common stock are available for issuance under the Plan. The Plan provides for the issuance of stock options and other stock-based awards.

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

Option awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

Six Months Ended June 30,
	2016	2015

Volatility	38% - 50%	69% - 76%
Risk-free interest rate	1.12% - 1.65%	1.34% - 1.75%
Expected term	6.25 years	6.25 years

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2016 was $1.51.

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

Stock option awards are expensed on a straight-line basis over the requisite service period. During the three months ended June 30, 2016 and 2015, the Company recognized expense of $120,762 and $174,995, respectively, associated with stock option awards. During the six months ended June 30, 2016 and 2015, the Company recognized expense of $256,428 and $331,863, respectively, associated with stock option awards. At June 30, 2016, future stock compensation expense associated with stock options (net of estimated forfeitures) not yet recognized was $1,248,663 and will be recognized over a weighted average remaining vesting period of 2.85 years. The following summarizes stock option activity for the six months ended June 30, 2016:

		Weighted	Weighted	Aggregate
	Number of	Average	Average Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2015	1,066,360	$5.37	7.4	$64,500

Granted	153,850	3.57
Exercised	(900)	1.25
Forfeited	(84,566)	5.27
Outstanding at June 30, 2016	1,134,744	$5.14	7.2	$478,593

Exercisable at June 30, 2016	414,943	$5.30	4.8	$162,717

The total intrinsic value of stock options exercised during the three months ended June 30, 2016 was $1,854.

Stock Awards

During the three months ended June 30, 2016 and 2015, the Company issued 13,566 and 8,546 shares, respectively, to non-employee directors as compensation for their service on the board. During the six months ended June 30, 2016 and 2015, such awards totaled 29,479 and 20,914 shares, respectively. Such stock awards are immediately vested.

Stock awards are valued based on the closing price of our common stock on the date of grant, and compensation cost is recorded on a straight line basis over the share vesting period. The total fair value of stock awards granted, vested and expensed during the three months ended June 30, 2016 and 2015 was $51,619 and $45,000, respectively. The total fair value of stock awards granted, vested and expensed during the six months ended June 30, 2016 and 2015 was $104,282 and $90,012, respectively. As of June 30, 2016, there was no unrecognized compensation cost related to stock awards.

Note 13: Warrants

On January 30, 2014, in connection with an $11.5 million financing transaction, the Company issued 80,000 warrants to purchase common stock at an exercise price of $7.81 per share with a term of 5 years. The fair value of the warrants was determined using the Black-Scholes option valuation model. The warrants expire on January 30, 2020 and have a remaining contractual life of 3.6 years as of June 30, 2016. These warrants became exercisable on January 30, 2015.

On January 28, 2015, the Company cancelled 30,000 warrants originally issued on August 1, 2013 in connection with a consulting agreement in exchange for the Company issuing 5,000 shares of restricted Company common stock.

The following table summarizes information about the Company’s warrants at June 30, 2016:

		Weighted	Weighted
	Number of	Average	Average Remaining	Intrinsic
	Units	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2015	170,973	$6.26	2.5	$-

Granted	-	-
Cancelled	-	-
Outstanding at June 30, 2016	170,973	$6.26	2.5	$-

Exercisable at June 30, 2016	170,973	$6.26	2.5	$-

No warrants were issued in 2015 or 2016 to date.

Note 14: Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. The Company is not a party to any litigation of a material nature.

Operating Leases and Service Contracts

The Company rents its facilities with leases ranging from month-to-month to several years in duration. Most of its service contracts are on a month-to-month basis, however, some contracts and agreements extend out to longer periods. Future minimum lease payments and payments due under non-cancelable service contracts are as follows as of June 30, 2016:

Remainder of 2016	$360,828
2017	312,408
2018	299,578
2019	308,599
2020	317,909
Thereafter	243,790
Total	$1,843,112

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

Overview

We provide SaaS based marketing technologies to customers around the world. Our focus is on marketing automation tools that enable customers to interact with a lead from an early stage and nurture that potential customer using advanced features until it becomes a qualified sales lead or customer. We offer our premium SharpSpring marketing automation solution as well as SharpSpring Mail+, which is a subset of the full suite solution that is focused on more traditional email marketing while also including some of the advanced functionality available in our premium offering. During 2016, we discontinued the GraphicMail email marketing product and migrated those customers to the SharpSpring Mail+ product. On June 27, 2016, we sold our SMTP email relay service which provided customers with the ability to increase the deliverability of email with less time, cost and complexity than handling it themselves.

In addition to our growth through strategic acquisitions in 2014, we believe our recent growth has been driven by the strong demand for marketing automation technology solutions, particularly in the small and mid-size business market. Our products are offered at competitive prices with unlimited multi-lingual customer support. We employ a subscription-based revenue model. We also earn revenues from additional usage charges that may come into effect when a customer exceeds a transactional quota, as well as fees earned for additional products and services.

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

On June 27, 2016, we sold the assets related to the SMTP email relay service.

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

Results of Operations

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Unless otherwise noted, all figures and comparisons relate to our continuing operations.

				Percent
			Change	Change
	Three Months Ended June 30,		from	from
	2016	2015	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$2,891,641	$2,268,492	$623,149	27%
Cost of Sales	1,010,436	647,385	363,051	56%
Gross Profit	$1,881,205	$1,621,107	$260,098	16%

Revenues increased for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily due to growth in our SharpSpring marketing automation customer base. We continue to acquire new customers that add to the base of customers paying us monthly for using the SaaS marketing automation platform. This growth in revenues was offset by reduced revenue from our email service offerings (SharpSpring Mail+ and GraphicMail). We experienced higher attrition related to the migration of customers from the GraphicMail platform to the SharpSpring Mail+ platform during the second quarter of 2016. Currency had an approximate $48,000 negative impact on our second quarter 2016 revenues compared to our second quarter in 2015.

Cost of services increased for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily due to costs to support increased revenues and incremental business from new customer additions to SharpSpring. As a percentage of revenues, cost of services were 35% and 29% of revenues for the three months ended June 30, 2016 and 2015, respectively. This reflects a lower gross margin for our SharpSpring product, which has become a much larger percent of the overall business, as we invest in resources to support the future growth of that product. Additionally, we added infrastructure costs during the first half of 2016 related to our planned migration of GraphicMail customers to the SharpSpring platform.

				Percent
			Change	Change
	Three Months Ended June 30,		from	from
	2016	2015	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$1,318,210	$1,074,801	$243,409	23%
Research and development	562,583	453,215	109,368	24%
General and administrative	925,726	883,689	42,037	5%
Change in earn out liability	99,000	1,667,332	(1,568,332)	-94%
Intangible asset amortization	286,719	382,679	(95,960)	-25%
	$3,192,238	$4,461,716	$(1,269,478)	-28%

Sales and marketing expenses increased for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The increase was primarily due to an increase in marketing program spending for events and other lead generation activities. Additionally, we experienced an increase in sales and marketing headcount-related costs due to recent hires and expanded benefits programs offered to our team members. These increases were somewhat offset by lower partner reseller fees related to the fact that the Company acquired the customer sets from several resellers during the last nine months, and ceased paying reseller fees to those partners following the acquisitions.

Research and development expenses increased for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily due to additional hiring of development and quality assurance staff focused on our premium SharpSpring offering since last year.

General and administrative expenses increased slightly for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily due to higher facility-related costs, recruiting fees and other costs related to general business growth.

The acquisitions of SharpSpring and GraphicMail included liability-based contingent consideration which is re-measured during each reporting period until the ultimate settlement in the first and second quarters of 2016. These re-measurements resulted in additional charges that are recorded on the consolidated statements of comprehensive income (loss). During the three months ended June 30, 2016 and 2015, we incurred charges of $99,000 and $1,667,332, respectively, related to the adjustment to the earn out liabilities for SharpSpring and GraphicMail. The charge in the quarter ended June 30, 2015 includes an accelerated charge for the early settlement of $5 million of SharpSpring earn out liability in May 2015. The GraphicMail earn out was fully settled during the quarter ended March 31, 2016 and the SharpSpring earn out was fully settled during the quarter ended June 30, 2016. As of June 30, 2016, there are no remaining earn out related charges.

Amortization of intangible assets decreased for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 due to the reduction of amortization related to the GraphicMail trade name and technology intangibles. Due to the elimination of the GraphicMail product and the Company’s decision to cease using the GraphicMail name brand, the Company accelerated the amortization expense of the associated intangible values to become fully amortized as of March 31, 2016. The Company did not record any amortization expense related to these intangibles during the three months ended June 30, 2016. This reduction was offset by increased amortization of intangibles acquired as part of the SharpSpring acquisition related to expected benefit derived in each period, and the acquisition of intangible assets related to the buy-out of several country partners during late 2015 and early 2016 which are now being amortized.

				Percent
			Change	Change
	Three Months Ended June 30,		from	from
	2016	2015	Prior Year	Prior Year
Other
Other income (expense), net	$38,428	$(15,623)	$54,051	-346%
Provision (benefit) for income tax	(603,501)	(655,433)	$51,932	-8%

Other income (expense) is generally related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency.

During the three months ended June 30, 2016, our income tax benefit related to a benefit derived from net operating losses from our U.S. operations offset by a small amount of income derived in foreign jurisdictions at the applicable statutory tax rates. During the three months ended June 30, 2015, our income tax expense primarily related to a benefit derived from net operating losses from our U.S. operations. The tax expense related to the gain on the sale of the SMTP email relay business is shown in discontinued operations, net of tax, for the three months ended June 30, 2016.

				Percent
			Change	Change
	Three Months Ended June 30,		from	from
	2016	2015	Prior Year	Prior Year
Discontinued operations
Income from discontinued operations, net of tax	$9,742,401	$334,148	$9,408,253	2816%

Discontinued operations, net of tax, represents revenue, offset by expenses and taxes, related to our SMTP email relay business that was sold on June 27, 2016 to an unrelated third party.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Unless otherwise noted, all figures and comparisons relate to our continuing operations.

				Percent
			Change	Change
	Six Months Ended June 30,		from	from
	2016	2015	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$5,678,416	$4,193,100	$1,485,316	35%
Cost of Sales	2,081,523	1,104,561	976,962	88%
Gross Profit	$3,596,893	$3,088,539	$508,354	16%

Revenues increased for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily due to growth in our SharpSpring marketing automation customer base. We continue to acquire new customers that add to the base of customers paying us monthly for using the SaaS marketing automation platform. Currency had an approximate $131,000 negative impact on our year to date revenues for the period ending June 30, 2016 compared to the same period in 2015.

Cost of services increased for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily due to costs to support increased revenues and incremental business from new customer additions to SharpSpring. As a percentage of revenues, cost of services were 37% and 26% of revenues for the six months ended June 30, 2016 and 2015, respectively. This reflects a lower gross margin for our SharpSpring product, which has become a much larger percent of the overall business, as we invest in resources to support the future growth of that product. Additionally, we added infrastructure costs during the six months ended June 30, 2016 related to our planned migration of GraphicMail customers to the SharpSpring platform.

				Percent
			Change	Change
	Six Months Ended June 30,		from	from
	2016	2015	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$2,639,294	$2,144,144	$495,150	23%
Research and development	1,039,692	811,413	228,279	28%
General and administrative	1,938,056	1,767,122	170,934	10%
Change in earn out liability	219,473	2,371,332	(2,151,859)	-91%
Intangible asset amortization	770,016	761,574	8,442	1%
	$6,606,531	$7,855,585	$(1,249,054)	-16%

Sales and marketing expenses increased for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase was primarily due to an increase in marketing program spending for events and other lead generation activities. Additionally, we experienced an increase in sales and marketing headcount-related costs due to recent hires and expanded benefits programs offered to our team members. These increases were somewhat offset by lower partner reseller fees related to the fact that the Company acquired the customer bases for several resellers during the last nine months, and ceased paying reseller fees to those partners following the acquisitions.

Research and development expenses increased for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily due to additional hiring of development and quality assurance staff since last year. Headcount-related costs for this group increased by approximately $183,000 in the six months ended June 30, 2016 compared to the same period in 2015.

General and administrative expenses increased for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily due to higher facility-related costs, professional fees, credit card fees and other costs related to general business growth.

The acquisitions of SharpSpring and GraphicMail included liability-based contingent consideration which is re-measured during each reporting period until the ultimate settlement in the first and second quarters of 2016. These re-measurements resulted in additional charges that are recorded on the consolidated statements of comprehensive income (loss). During the six months ended June 30, 2016 and 2015, we incurred charges of $219,473 and $2,371,332, respectively, related to the adjustment to the earn out liabilities for SharpSpring and GraphicMail. The charge in the six months ended June 30, 2015 includes an accelerated charge for the early settlement of $5 million of SharpSpring earn out liability in May 2015. The GraphicMail earn out was fully settled during the quarter ended March 31, 2016 and the SharpSpring earn out was fully settled during the quarter ended June 30, 2016. As of June 30, 2016, there are no remaining earn out related charges.

Amortization of intangible assets increased slightly for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 due to an offsetting increase and decrease in this expense category. Amortization expense increased due higher SharpSpring intangible amortization for an increased expected benefit derived in each the 2016 period compared to 2015. Additionally, we incurred additional amortization expense from the acquisition of intangible assets related to the buy-out of several country partners during late 2015 and early 2016 which are now being amortized. Amortization expense decreased due to the reduction of amortization related to the GraphicMail trade name and technology intangibles. Due to the elimination of the GraphicMail product and the Company’s decision to cease using the GraphicMail name brand, the Company accelerated the amortization expense of the associated intangible values to become fully amortized as of March 31, 2016. The Company did not record any amortization expense related to these intangibles during the three months ended June 30, 2016.

				Percent
			Change	Change
	Six Months Ended June 30,		from	from
	2016	2015	Prior Year	Prior Year
Other
Other income (expense), net	$369,879	$(65,646)	$435,525	-663%
Provision (benefit) for income tax	(815,507)	(1,204,815)	389,308	-32%

Other income (expense) is generally related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency. However, during the six months ended June 30, 2016, the Company recorded a gain related to a favorable claim from the GraphicMail escrow hold-back account of $259,760.

During the six months ended June 30, 2016, our income tax benefit related to losses incurred by our consolidated U.S. entities offset by a small amount of expense related to income derived in foreign jurisdictions at the applicable statutory tax rates. During the six months ended June 30, 2015, our income tax expense primarily related to a benefit derived from net operating losses from our U.S. operations. The tax expense related to the gain on the sale of the SMTP email relay business is shown in discontinued operations, net of tax, for the three months ended June 30, 2016.

				Percent
			Change	Change
	Six Months Ended June 30,		from	from
	2016	2015	Prior Year	Prior Year
Discontinued operations
Income from discontinued operations, net of tax	$10,187,451	$591,189	$9,596,262	1623%

Discontinued operations, net of tax, represents revenue, offset by expenses and taxes, related to our SMTP email relay business that was sold on June 27, 2016 to an unrelated third party.

Liquidity and Capital Resources

Sources and Uses of Cash

On June 27, 2016, we sold our SMTP email relay business for approximately $15.0 million, approximately $14.0 million of which was received during the second quarter of 2016 with $1.0 million scheduled to be received at the one year anniversary of the disposition, pursuant to the terms of the asset purchase agreement. Our primary source of operating cash inflows are net remittances from customers for our services. Such payments are sometimes received in advance of providing the services, yielding a deferred revenue liability on our consolidated balance sheet. From time to time, we also raise funds from offering our common stock for sale to new and existing investors. Additionally, in March 2016, the Company obtained a $2.5 million revolving credit facility to provide additional financing flexibility in the future. No amounts have been borrowed under the facility to date.

As a result of the sale of the SMTP email relay business, we expect our largest cash outflow for the 2016 year to relate to a payment of U.S. income taxes from the gain on the asset sale. Although no payment has been made to date, we expect to make a preliminary U.S. tax payment of approximately $2.6 million in the third quarter of 2016 related to this gain (offset by other operating losses) and may make additional payments as the year progresses or in conjunction with the filing of our tax return. Our other primary sources of cash outflows include payroll and payments to vendors and third party service providers. During 2016, we also acquired customer relationship assets for cash from several former GraphicMail third party resellers. Additionally, we also disbursed $1,000,000 of cash in April 2016 for an earn out payment to the former SharpSpring shareholders and $207,929 of cash in March 2016 for an earn out payment to the former GraphicMail shareholders.

Analysis of Cash Flows

Net cash used in operating activities from our continuing operations increased by $155,581 to $1,477,204 for the six months ended June 30, 2016, compared to $1,321,623 for the six months ended June 30, 2015. The increase in cash used in operating activities was attributable primarily to an increase in investments in our SharpSpring platform, which generated greater losses in 2016 compared to 2015.

Net cash used in investing activities was $877,795 and $187,711 during the six months ended June 30, 2016, and 2015, respectively. For the six months ending June 30, 2016, cash used in investing activities includes $476,514 cash paid to several former GraphicMail third-party resells to acquire customer relationship assets. The Company also placed $250,000 of cash into a restricted account to collateralize the Company’s credit card program in the U.S. Additionally, the company used $151,281 to purchase property and equipment, consisting mostly of computers, servers, furniture and other equipment. For the six months ended June 30, 2015, all of the cash used in investing activities related to acquisitions of property and equipment.

Net cash used in financing activities was $1,206,804 during the six months ended June 30, 2016 compared to $54,704 provided by financing activities during the six months ended June 30, 2015. During the six months ending June 30, 2016, the Company paid $1 million to the former SharpSpring shareholders and $207,929 to the former GraphicMail shareholders related to earn out payments from those 2014 acquisitions. During the six months ended June 30, 2015, we raised $2 million (net of expenses) in an offering of common stock and paid $2 million to former SharpSpring shareholders related to an early settlement of part of the cash-based earn out for that acquisition. We also received $81,139 related to proceeds from stock option exercises during the six months ended June 30, 2015.

We had net working capital of approximately $11.7 million and negative ($1.8 million) as of June 30, 2016 and December 31, 2015, respectively. The positive working capital swing in 2016 relates to the sale proceeds from the SMTP asset sale and the settlement of the SharpSpring earn out liability (in cash and shares), both of which occurred during the quarter ended June 30, 2016. The negative net working capital at December 31, 2015 was primarily attributable to our short term earn out liability of $5.2 million. The majority of this earn out liability related to SharpSpring, for which 80% of the liability was settled in stock. Our cash balance increased to $15.3 million at June 30, 2016 compared to $4.2 million at December 31, 2015.

Contractual Obligations

We rent our facilities with leases ranging from month-to-month to several years in duration. Most of our service contracts are also on a month-to-month basis. However, from time to time, we enter into non-cancelable service contracts including longer-term contracts and payments for the acquisition of customer relationships from resellers. Future minimum lease payments and payments due under non-cancelable service contracts are as follows as of June 30, 2016:

Remainder of 2016	$360,828
2017	312,408
2018	299,578
2019	308,599
2020	317,909
Thereafter	243,790
Total	$1,843,112

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2016. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2016 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting. We disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 that management had concluded that our internal control over financial reporting was not effective as of December 31, 2015 due to gaps in segregation of duties. We are working to improve such documentation in order to render our internal controls effective; however, no change in our Company’s internal control over financial reporting occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Except as set forth below, there has been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 30, 2016.

We have a history of losses and may not achieve profitability in the future. The sale of the SMTP email relay business negatively impacts our profitability and ability to become profitable in the future.

We have a history of recent operating losses and the sale of the SMTP email relay product makes us less profitable. Excluding any income derived from the SMTP email relay product, we generated a net loss from continuing operations of $9.6 million in 2015. In addition, we plan to increase spending on the development of our technology platform and on our sales and marketing efforts as we continue to expand our offering and target new customers. In order to become profitable with this planned increase in spending, our revenues will need to increase dramatically. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein and in our Annual Report on Form 10-K filed on March 30, 2016. Also, we may experience unforeseen expenses, difficulties, complications and delays that may impact our profitability. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

As a consequence of being a smaller reporting company, the significant decrease in our revenue resulting from the sale of our SMTP email relay business will make the cost of being a public company a greater strain on our systems and resources.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (Exchange Act) the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), and the rules and regulations of The NASDAQ Stock Market. The requirements of these rules and regulations increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources. The cost and effort to maintain this public-company profile are now leveraged against a smaller revenue base, making it an even larger cost impact as a percent of revenue than it was previously.

As a result of the sale of our SMTP email relay business, our parent company no longer generates revenue from third parties and will now rely on payments, advances and transfers of funds from our subsidiaries to meet its financial obligations.

As a result of the sale of our SMTP email relay business, our parent company no longer generates revenue from third parties and has no significant assets other than ownership of 100% of the capital stock of our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for payments to generate the funds necessary to meet our financial obligations. The financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries, and in the future, legal and contractual restrictions which may govern future indebtedness of our subsidiaries may also limit our ability to obtain cash from our subsidiaries. The earnings from, or other available assets of, our subsidiaries might not be sufficient to make distributions or loans to enable us to pay our obligations. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Date	Security/Value

June 2016	Common stock – 1,039,636 shares of common stock issued to satisfy earn out liability valued at $4,000,000 or $3.85 per share.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. We relied on Section 4(2) of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

INDEX TO EXHIBITS

SEC Reference Number	Title of Document	Location
10.1	2010 Employee Stock Plan	Incorporated by reference to the Company’s Form S-1 filed on 12/02/10

10.2	Amendment to 2010 Employee Stock Plan	Incorporated by reference to Appendix A to the Company’s Definitive Schedule 14A filed on 04/15/16

10.3	Asset Purchase Agreement dated June 27, 2016, by and between SharpSpring, Inc. and The Electric Mail Company	Incorporated by reference to the Company’s Form 8-K filed 06/28/16

10.4	Loan and Security Modification Agreement dated June 24, 2016, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to the Company’s Form 8-K filed 06/28/16

10.5	Loan Agreement dated March 21, 2016, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to the Company’s Form 8-K filed 03/22/16

10.6	Travis Whitton Employee Agreement dated August 15, 2014	Incorporated by reference to the Company’s Form 8-K filed 07/08/16

10.7	Travis Whitton Employee Agreement Amendment dated June 19, 2015	Incorporated by reference to the Company’s Form 8-K filed 07/8/16

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	XBRL	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SharpSpring, Inc.

By:	/s/ Richard A. Carlson
Richard A. Carlson
Chief Executive Officer and President
(Principal Executive Officer)
Date: August 15, 2016

SharpSpring, Inc.

By:	/s/ Edward Lawton
Edward Lawton
Chief Financial Officer
(Principal Financial Officer)
Date: August 15, 2016

