Form 10-Q
period 2016-09-30
SharpSpring, Inc.
filed 2016-11-14
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36280

SharpSpring, Inc.

(Exact name of registrant as specified in its charter)

Delaware	05-0502529
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

550 Southwest 2nd Avenue
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,358,475 shares of common stock as of November 10, 2016.

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

Item 1. Financial Statements.

SharpSpring, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Cash and cash equivalents	$11,616,174	$4,158,646
Accounts receivable, net	1,089,965	794,123
Deferred income taxes	91,954	16,645
Income taxes receivable	562,230	793,189
Other current assets	1,515,327	205,143
Assets held for sale	-	45,697
Total current assets	14,875,650	6,013,443

Property and equipment, net	888,676	565,481
Goodwill	8,864,660	8,881,933
Other intangible assets, net	4,699,337	5,518,305
Deposits and other	42,479	11,280
Assets held for sale	-	251,565
Total assets	$29,370,802	$21,242,007

Liabilities and Shareholders' Equity
Accounts payable	$882,645	$609,454
Accrued expenses and other current liabilities	1,109,741	1,098,790
Deferred revenue	308,367	525,217
Current portion of earn out liabilities	-	5,191,116
Income taxes payable	2,032,320	36,469
Deferred income taxes	-	7,598
Liabilities held for sale	-	369,941
Total current liabilities	4,333,073	7,838,585

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value, Authorized shares-50,000,000; issued shares-8,368,030 at September 30, 2016 and 7,233,035 at December 31, 2015; outstanding shares-8,348,030 at September 30, 2016 and 7,233,035 at December 31, 2015	8,368	7,233
Additional paid in capital	27,339,854	22,607,290
Accumulated other comprehensive income (loss)	(297,348)	(142,613)
Accumulated deficit	(1,929,145)	(9,068,488)
Treasury stock	(84,000)	-
Total shareholders' equity	25,037,729	13,403,422

Total liabilities and shareholders' equity	$29,370,802	$21,242,007

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$3,010,307	$2,388,650	$8,688,723	$6,581,750

Cost of services	1,269,473	745,420	3,350,996	1,849,981
Gross profit	1,740,834	1,643,230	5,337,727	4,731,769

Operating expenses:
Sales and marketing	1,445,152	1,325,815	4,084,446	3,469,959
Research and development	612,117	424,995	1,651,809	1,236,408
General and administrative	1,232,996	1,386,210	3,171,052	3,153,323
Change in earn out liability	-	270,065	219,473	2,641,397
Intangible asset amortization	298,823	379,053	1,068,839	1,140,627

Total operating expenses	3,589,088	3,786,138	10,195,619	11,641,714

Operating loss	(1,848,254)	(2,142,908)	(4,857,892)	(6,909,945)
Other income (expense), net	105,104	(64,681)	474,983	(130,328)

Loss before income taxes	(1,743,150)	(2,207,589)	(4,382,909)	(7,040,273)
Benefit for income tax	(519,293)	(580,598)	(1,334,800)	(1,785,414)
Net loss from continuing operations	(1,223,857)	(1,626,991)	(3,048,109)	(5,254,859)
Net income from discontinued operations, net of tax	-	337,954	10,187,451	929,143
Net income (loss)	$(1,223,857)	$(1,289,037)	$7,139,342	$(4,325,716)

Net loss per share from continuing operations
Basic net loss per share	$(0.15)	$(0.24)	$(0.39)	$(0.87)
Diluted net loss per share	$(0.15)	$(0.24)	$(0.39)	$(0.87)

Net income per share from discontinued operations
Basic net income per share	$-	$0.05	$1.32	$0.15
Diluted net income per share	$-	$0.05	$1.32	$0.15

Net income (loss) per share
Basic net income (loss) per share	$(0.15)	$(0.19)	$0.92	$(0.71)
Diluted net income (loss) per share	$(0.15)	$(0.19)	$0.92	$(0.71)

Shares used in computing basic net income (loss) per share	8,345,750	6,858,407	7,741,351	6,062,196
Shares used in computing diluted net income (loss) per share	8,345,750	6,858,407	7,741,351	6,062,196

Other comprehensive income (loss):
Foreign currency translation adjustment	(64,470)	(106,926)	(154,735)	25,813
Comprehensive income (loss)	$(1,288,327)	$(1,395,963)	$6,984,607	$(4,299,903)

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$7,139,342	$(4,325,716)
Deduct: Income from discontinued operations, net of income taxes	10,187,451	929,143
Net loss from continuing operations	(3,048,109)	(5,254,859)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,169,043	1,201,727
Non-cash stock compensation	499,763	638,542
Deferred income taxes	(82,974)	5,655
Loss on disposal of property and equipment	128,978	2,491
Non-cash change in value of earn out liability	219,473	2,641,957
Non-cash gain from escrow claim	(84,000)	-
Unearned foreign currency (gain) loss	(159,089)	43,069
Changes in operating assets and liabilities:
Accounts receivable	(301,602)	(240,717)
Other assets	(334,641)	(61,591)
Income taxes, net	(3,369,621)	(1,299,703)
Accounts payable	120,660	82,381
Accrued expenses and other current liabilities	379,324	14,901
Deferred revenue	(228,472)	(121,794)
Net cash provided by (used in) operating activities - Continuing operations	(5,091,267)	(2,347,941)
Net cash provided by (used in) operating activities - Discontinued operations	785,830	967,342
Net cash used in operating activities	(4,305,437)	(1,380,599)

Cash flows from investing activities:
Purchases of property and equipment	(442,231)	(273,064)
Acquisitions of customer assets from resellers	(548,278)	-
Net cash provided by (used in) investing activities - Continuing operations	(990,509)	(273,064)
Net cash provided by (used in) investing activities - Discontinued operations	13,945,548	(158,945)
Net cash provided by (used in) investing activities	12,955,039	(432,009)

Cash flows from financing activities:
Payment to reduce earn out liabilities	(1,207,929)	(2,000,000)
Proceeds from exercise of stock options	1,125	141,441
Proceeds from issuance of common stock	-	5,332,023
Net cash provided by (used in) financing activities - Continuing operations	(1,206,804)	3,473,464
Net cash provided by (used in) financing activities - Discontinued operations	-	-
Net cash provided by (used in) financing activities	(1,206,804)	3,473,464

Effect of exchange rate on cash	14,730	(6,290)

Change in cash and cash equivalents	7,457,528	1,654,566

Cash and cash equivalents, beginning of period	4,158,646	2,825,520

Cash and cash equivalents, end of period	$11,616,174	$4,480,086

Supplemental information on consolidated statements of cash flows:
Cash paid for income taxes	$2,575,577	$97,598

Supplemental information on non-cash investing and financing activities:
Receipt of common stock for escrow claim	$84,000	$-
Settlement of earn out liabilities with common stock	$(4,207,929)	$(3,000,000)
Other receivable created for sale of SMTP email relay business	$(1,000,000)	$-

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Organization

We were incorporated in Massachusetts in October 1998 as EMUmail, Inc. and we changed our name in April 2010 to SMTP.com, Inc. In November 2010, we reincorporated in the State of Delaware and changed our name to SMTP, Inc. In December 2013, we effected a 1-for-5 reverse stock split of our common stock whereby every five shares of our pre-reverse stock split common stock was combined and reclassified into one share of post-reverse stock split common stock.

On August 15, 2014, we acquired substantially all the assets and assumed the liabilities of SharpSpring LLC, and on October 17, 2014, we acquired all of the outstanding equity of the GraphicMail group companies. See Note 3 for details of these acquisitions.

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

Our Company focuses on providing cloud-based marketing automation solutions and email marketing solutions to its customers. Our SharpSpring marketing automation solution is designed to increase the rates at which businesses generate leads and convert leads to sales opportunities by improving the way businesses communicate with customers and prospects. Our products are marketed directly by us and through a small group of reseller partners. Prior to June 27, 2016, our Company also provided cloud-based email relay delivery services to its customers.

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

Goodwill and Impairment

As of September 30, 2016 and December 31, 2015, we had recorded goodwill of $8,864,660 and $8,881,933, respectively. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the SharpSpring and GraphicMail acquisitions (See Note 3). Under FASB ASC 350, “Intangibles - Goodwill and Other” deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-10, and written down when impaired.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred. Depreciation expense from continuing operations related to property and equipment was $56,004 and $20,429 for the three months ended September 30, 2016 and 2015, respectively, and $97,549 and $54,340 for the nine months ended September 30, 2016 and 2015, respectively.

Property and equipment as of September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016	December 31, 2015
Property and equipment, net:
Leasehold improvements	$100,784	$1,909
Furniture and fixtures	302,357	126,929
Computer equipment and software	608,186	295,613
Construction in progress	-	280,000
Total	1,011,327	704,451
Less: Accumulated depreciation and amortization	(122,651)	(138,970)
	$888,676	$565,481

Useful lives are as follows:

Leasehold improvements	3-5 years
Furniture and fixtures	3-5 years
Computing equipment	3 years
Software	3-5 years

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

For the Company’s internet-based SMTP email delivery product (which was sold on June 27, 2016), GraphicMail email campaign management product (which was discontinued during June 2016) and SharpSpring Mail+ product, the services are offered over various contractual periods for a fixed fee that varies based on a maximum volume of transactions. Revenues are typically paid by clients via credit card, check or funds transfers at the inception of the contractual period. Revenue is recognized on a straight-line basis over the contractual period. If the customer’s transactions exceed contractual volume limitations, overages are charged and recorded in the periods in which the transaction overages occur.

Certain of the Company’s customers are sold through third party resellers. In some cases, we have allowed the third party resellers to collect the funds directly from the customer, withhold their own reseller fee, and remit the net amount owed back to the Company. In those situations, because the Company is the primary obligor in the arrangement, the Company recorded the gross revenue and expenses such that 100% of the end customer revenue is reported by the Company and a corresponding expense is recorded for the reseller fee.

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents. At September 30, 2016 and December 31, 2015, the Company had cash balances at financial institutions that exceed federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the three and six month periods ended September 30, 2016, and 2015, there were no customers that accounted for more than 10% of total revenue.

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

Research and Development Costs and Capitalized Software Costs

We capitalize certain costs associated with internal use software during the application development stage, mostly related to software that we use in providing our hosted solutions. We expense costs associated with preliminary project phase activities, training, maintenance and any post-implementation period costs as incurred. For the three months ended September 30, 2016 and 2015, we capitalized zero and $45,681 in software development costs, respectively. For the nine months ended September 30, 2016 and 2015, we capitalized $6,642 and $98,100 in software development costs, respectively. We amortize capitalized software costs over the estimated useful life of the software, which has been estimated to be 3 years, once the related project has been completed and deployed for customer use. At September 30, 2016, the net carrying value of capitalized software costs was $84,381.

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

Recently Issued Accounting Standards

Recent accounting standards not included below are not expected to have a material impact on our consolidated financial position and results of operations.

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

In August 2014, the FASB issued guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments should reduce diversity in the timing and content of footnote disclosure. The guidance is effective for the annual period ending after December 15, 2016, and for the annual periods and interim periods thereafter with early adoption permitted. The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

In May 2014, the FASB issued updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved the deferral of the new standard’s effective date by one year. The new standard now is effective for annual reporting periods beginning January 1, 2018. The FASB will permit companies to adopt the new standard early, but not before the original effective date of January 1, 2017. The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

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

The SharpSpring earn out was initially $10,000,000, payable 60% in cash and 40% in stock, depending on SharpSpring achieving certain revenue levels in 2015. At the time of the acquisition, the Company utilized the income approach to estimate the fair value of the earn out. The Company analyzed scenarios and determined a probability weighting for each scenario. The Company calculated the earn out payments based on the respective revenues for each scenario and then weighted the resulting payment by the probabilities of achieving each scenario. In order to calculate an appropriate risk-adjusted discount rate for the earn out, the Company calculated the weighted average cash-flows of the business based on the three scenarios and their respective weightings. The Company then calculated an implied internal rate of return (“IRR”) of 18.9%, which is the discount rate necessary in order to reconcile the weighed cash-flows of the three scenarios to the total purchase price including the earn out payment. The earn out payment was then discounted by the 18.9% IRR. Based on these methods and the Company’s original assessment of meeting those revenue levels in 2015, an earn out liability of $6,963,000 was originally recorded as a liability during purchase accounting. This was re-measured in each subsequent quarter since the transaction, resulting in additional charges of $195,000 and $1,929,000 during the three and nine month periods ended September 30, 2015 and charges of $222,000 in the nine months ended September 30, 2016. These earn out adjustments have been recorded on the Consolidated Statement of Comprehensive Income (Loss) for the respective periods.

The Company entered into a transaction with RCTW, LLC, a Delaware limited liability company, f/k/a SharpSpring, LLC (“RCTW”) during May 2015 to pay a portion of the cash-based earn out early, as well as to agree that the future earn out for the SharpSpring assets would be paid in its entirety. Although the Company was obligated to pay the full earn out for the SharpSpring assets, the earn out liability value was increased over time as a result of the discount factor applied to the liability. The final payments against the earn out of $1.0 million in cash and $4.0 million in common stock occurred in the quarter ended June 30, 2016 and there was no remaining liability as of September 30, 2016.

As of September 30, 2016, management had completed its evaluation of the fair value of certain intangible and other net assets acquired and there will be no future changes.

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

Pursuant to the equity interest purchase agreement, the Company was liable for an earn out of up to $0.8 million, related to GraphicMail achieving certain revenue levels in 2015. The Company utilized the income approach to estimate the fair value of the earn out. The Company analyzed scenarios and determined a probability weighting for each scenario. The Company calculated the earn out payments based on the respective revenues for each scenario and then weighted the resulting payment by the probabilities of achieving each scenario. In order to calculate an appropriate risk-adjusted discount rate for the earn out, the Company calculated the weighted average cash-flows of the business based on the three scenarios and their respective weightings. The Company then calculated an implied internal rate of return (“IRR”) of 29.8%, which is the discount rate necessary in order to reconcile the weighed cash-flows of the three scenarios to the total purchase price including the earn out payment. The earn out payment was then discounted by the 29.8% IRR. Based on these methods and the Company’s initial assessment of meeting those revenue levels in 2015, an earn out liability of $36,000 was recorded as a liability during purchase accounting. This was re-measured in the subsequent quarters, resulting in additional charges of $75,065 and $712,397 during the three and nine month periods ended September 30, 2015 and a benefit of $2,527 in the nine months ended September 30, 2016. During the quarter ended March 31, 2016, the Company paid $415,858 in the form of $207,929 in cash and 53,924 shares of common stock in full settlement of the earn out liability to the former GraphicMail shareholders.

Additionally, in March 2016, the Company received $175,970 in cash and 20,000 shares of stock (valued at $84,000) from the GraphicMail escrow fund related to an indemnified claim for unrecorded liabilities at the time of the acquisition. The total value of the claim of $259,970 was recorded as a gain in other income (expense), net during the nine months ended September 30, 2016.

Note 4: Asset Acquisitions

In the fourth quarter of 2015 and the first nine months of 2016, the Company entered into separation agreements with several third-party GraphicMail resellers to terminate the reseller arrangements and for the Company to purchase the customer relationships that each had accumulated as a GraphicMail reseller. Pursuant to the terms of the separation agreements, the Company will make cash payments to the resellers in exchange for the rights to the customer relationships. The Company accounted for these purchases as intangible asset acquisitions. The aggregate estimated purchase price for the intangible assets acquired during the quarters ended December 31, 2015, March 31, 2016, June 30, 2016 and September 30, 2016 is approximately $554,000, $26,000, $102,000, and $56,000, respectively, combining for an aggregate total of $780,000. As of September 30, 2016, approximately $627,000 of the consideration had been paid and approximately $153,000 was included in accrued liabilities on the Consolidated Balance Sheets.

Note 5: Dispositions

On June 27, 2016, the Company completed the sale of the assets and deferred revenue liabilities of its SMTP email relay business (“SMTP”) to the Electric Mail Company for approximately $15.0 million. Of the total proceeds from the sale of SMTP, approximately $1.0 million in cash is held in escrow to be received in July 2017. In conjunction with the sale, the Company also entered into a transition services agreement (the “TSA”) with the buyer to assist in the transition of operations over a six-month period, with an option to extend for an additional six months. Pursuant to the terms of the transition services agreement, in exchange for assisting in the transfer of operations, the Company may continue utilizing the SMTP email relay platform for its email sending needs at no cost. Although no cash was exchanged for the services performed by the parties to the TSA, the Company recorded the estimated cost to utilize the SMTP sending platform as a cost of sale and recorded a benefit to Other income (expense), net for the value of services provided to the Electric Mail Company. Also, in conjunction with the sale, the Company abandoned a software asset that was not acquired, but will not be utilized by the Company in the future. The Company recorded a gain on the sale of SMTP of approximately $9.4 million, net of tax of $5.6 million in the second quarter of 2016.

Pursuant to the reporting requirements of ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the Company has determined that the SMTP business qualifies for presentation as a discontinued operation because it represents a component of our entity and the sale of SMTP represents a strategic shift in our business plans. Therefore, the Company has reclassified the assets and liabilities of the SMTP business as held for sale in the accompanying Consolidated Balance Sheets and presented the operating results of SMTP (for periods prior to the sale) as discontinued operations, net of tax, in the accompanying Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Cash Flows.

Financial information for the SMTP email relay business for the three and nine months ended September 30, 2016 and 2015, are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$-	$1,353,662	$2,746,378	$4,037,618

Cost of services	-	282,022	642,013	892,710
Gross profit	-	1,071,640	2,104,365	3,144,908

Operating expenses:
Sales and marketing	-	203,239	177,265	746,295
Research and development	-	105,168	152,898	302,120
General and administrative	-	223,543	474,048	612,713

Total operating expenses	-	531,950	804,211	1,661,128

Operating income (loss)	-	539,690	1,300,154	1,483,780
Other income (expense), net, before gain on sale	-	-	-	-

Income (loss) before income taxes, before gain on sale	-	539,690	1,300,154	1,483,780
Income tax expense (benefit)	-	201,736	485,998	554,637
Net income (loss), before gain on sale	$-	$337,954	$814,156	$929,143

Gain on sale of discontinued operations, net of tax expense of $5,595,237	-	-	9,373,295	-
Income from discontinued operations, net of income taxes	$-	$337,954	$10,187,451	$929,143

The financial information above includes the financial results for the SMTP email relay business through June 27, 2016, plus any residual costs incurred after June 27, 2016 related to the transition of the business to the buyer. The results are comprised of revenue and costs directly attributable to the SMTP email relay business as well as allocated costs for resources that have historically had shared roles in our consolidated operations. For resources performing shared roles, cost allocations have been created based on estimated work performed and job activities. Although our SharpSpring and GraphicMail products had utilized the SMTP email relay sending platform prior to the disposition, no intercompany revenues have been reflected in the SMTP email relay business operating results related to the use of the email sending platform by our other product lines.

The assets and liabilities of discontinued operations are stated separately as of December 31, 2015, in the Condensed Consolidated Statements of Financial Position (Unaudited) and are comprised of the following items:

December 31, 2015

Assets
Other current assets	$45,697
Total current assets held for sale	45,697

Property and equipment, net	251,565
Total assets held for sale	$297,262

Liabilities and Shareholders’ Equity
Deferred revenue	369,941
Total liabilities held for sale	$369,941

Note 6: Intangible Assets

Intangible assets are as follows:

	As of September 30, 2016
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$338,420	$(261,418)	$77,002
Technology	3,772,198	(2,027,948)	1,744,250
Customer relationships	4,468,562	(1,590,477)	2,878,085
Unamortized intangible assets:	8,579,180	(3,879,843)	4,699,337
Goodwill			8,864,660
Total intangible assets			$13,563,997

Estimated amortization expense for the remainder of 2016 and subsequent years is as follows:

Remainder of 2016	$301,359
2017	1,030,951
2018	898,037
2019	718,964
2020	595,688
Thereafter	1,154,338
Total	$4,699,337

Amortization expense for the three months ended September 30, 2016 and 2015 was $298,823 and $379,053, respectively. Amortization expense for the nine months ended September 30, 2016 and 2015 was $1,068,839 and $1,140,627, respectively.

Note 7: Restructuring Costs

During the three months ended September 30, 2016, in an effort to consolidate operations into one primary office, the Company executed a plan to close its South African offices in Cape Town and Johannesburg and terminate approximately 50 resources based in those offices. All employees were notified of the restructuring during the month of September 2016. The Company recorded pre-tax restructuring expenses associated with severance, asset write offs and contract termination expenses of $294,249 in the third quarter of 2016 as follows:

Cost of services	$83,544
Sales and marketing	102,904
Research and development	30,693
General and administrative	77,108
$294,249

At September 30, 2016, our remaining liability for restructuring expenses was as follows:

Accrued severance	$116,332
Accrued contract termination fees	10,000
Accrual balance - September 30, 2016	$126,332

A rollforward of the activity in the restructuring accrual during the period was as follows:

Accrual balance - June 30, 2016	$-
Amounts charged to expense	294,249
Payments charged against accrual	(167,917)
Accrual balance - September 30, 2016	$126,332

Additionally, the company expects to incur additional charges of approximately $15,000 in the quarter ended December 31, 2016 related to abandonment of its office lease in Cape Town.

Note 8: Credit Facility

In March 2016, the Company entered into a $2.5 million revolving loan agreement (the “Loan Agreement”) with Western Alliance Bank. The facility matures on March 21, 2018 and has no mandatory amortization provisions and is payable in full at maturity. Loan proceeds accrue interest at the higher of Western Alliance Bank’s Prime interest rate or 3.5%, plus 1.75%. The Loan Agreement is collateralized by a lien on substantially all of the existing and future assets of the Company and secured by a pledge of 100% of the capital stock of SharpSpring Technologies, Inc. and Quattro Hosting, LLC and a 65% pledge of the Company’s foreign subsidiaries’ stock. The Loan Agreement subjects the Company to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions. During June 2016, the Company amended the Loan Agreement to modify its financial covenants and allow for the sale of the SMTP business assets. There are no amounts outstanding under the Loan Agreement as of September 30, 2016 and no events of default have occurred to date.

Note 9: Shareholders’ Equity

On, January 28, 2015, the Company transferred 30,000 warrants issued on August 1, 2013 in connection with a consulting agreement in exchange for the Company issuing 5,000 shares of Company common stock.

On May 18, 2015, the Company entered into a subscription agreement with investors for the sale of an aggregate of 363,909 shares of the Company’s common stock, at a price of $5.50 per share and an aggregate value of $2.0 million, which shares have been registered with the Securities and Exchange Commission on the Company’s registration statement on Form S-3. The closing occurred on May 21, 2015.

On May 18, 2015, the Company entered into a subscription agreement with RCTW for the issuance of 545,455 shares of common stock to RCTW for an aggregate value of $3.0 million, which is in satisfaction of an equal amount of the earn-out due and payable by the Company to RCTW under the Asset Purchase Agreement dated August 12, 2014 between the Company and RCTW. The closing occurred on May 21, 2015.

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

Note 10: Changes in Accumulated Other Comprehensive Income (Loss)

Foreign Currency
Translation
Adjustment
Balance as of December 31, 2015	$(142,613)
Other comprehensive income (loss) prior to reclassifications	-
Amounts reclassified from accumulated other comprehensive income	-
Tax effect	-
Net current period other comprehensive loss	(154,735)
Balance as of September 30, 2016	$(297,348)

Note 11: Net Loss Per Share

Computation of net loss per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$(1,223,857)	$(1,289,037)	$7,139,342	$(4,325,716)

Basic weighted average common shares outstanding	8,345,750	6,858,407	7,741,351	6,062,196
Add incremental shares for:
Warrants	-	-	-	-
Stock options	-	-	-	-
Diluted weighted average common shares outstanding	8,345,750	6,858,407	7,741,351	6,062,196

Net loss per share:
Basic	$(0.15)	$(0.19)	$0.92	$(0.71)
Diluted	$(0.15)	$(0.19)	$0.92	$(0.71)

For the three and nine months ended September 30, 2016, 1,143,529 stock options and 170,973 warrants were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive. For the three and nine months ended September 30, 2015, 1,025,929 stock options and 170,973 warrants were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive.

Pursuant to ASC 260, Earnings Per Share, since a loss is reported from continuing operations, diluted net loss per share has been computed with the same average common shares outstanding as basic net loss per share, even during periods when the discontinued operations provide for an overall consolidated net income.

Note 12: Income Taxes

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

During the three months ended September 30, 2016 and 2015, the Company recorded income tax benefits of $519,293 and $580,598, respectively, from continuing operations. During the nine months ended September 30, 2016 and 2015, the Company recorded income tax benefits of $1,334,800 and $1,785,414, respectively, from continuing operations. The blended effective tax rate for the three months ending September 30, 2016 and 2015 was 30% and 26%, respectively, and the blended effective tax rate for the nine months ending September 30, 2016 and 2015 was 30% and 25%, respectively. The effective blended tax rate varies from our statutory U.S. tax rate due to income generated in certain other jurisdictions at various tax rates.

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

At September 30, 2016 we have established a $2.9 million valuation allowance against certain deferred tax assets given the uncertainty of recoverability of these amounts.

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

Note 13: Stock-Based Compensation

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

Nine Months Ended June 30,
	2016	2015

Volatility	38% - 50%	69% - 76%
Risk-free interest rate	1.12% - 1.65%	1.34% - 1.75%
Expected term	6.25 years	6.25 years

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2016 was $1.93.

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

Stock option awards are expensed on a straight-line basis over the requisite service period. During the three months ended September 30, 2016 and 2015, the Company recognized expense of $102,105 and $152,602, respectively, associated with stock option awards. During the nine months ended September 30, 2016 and 2015, the Company recognized expense of $333,650 and $481,042, respectively, associated with stock option awards. At September 30, 2016, future stock compensation expense associated with stock options (net of estimated forfeitures) not yet recognized was $1,220,844 and will be recognized over a weighted average remaining vesting period of 2.88 years. The following summarizes stock option activity for the nine months ended September 30, 2016:

		Weighted	Weighted	Aggregate
	Number of	Average	Average Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2015	1,066,360	$5.37	7.4	$64,500

Granted	264,350	4.21
Exercised	(900)	1.25
Forfeited	(186,281)	5.33
Outstanding at September 30, 2016	1,143,529	$5.12	7.1	$430,879

Exercisable at September 30, 2016	469,458	$5.27	4.6	$150,349

The total intrinsic value of stock options exercised during the three months ended September 30, 2016 was $1,854.

Stock Awards

During the three months ended September 30, 2016 and 2015, the Company issued 11,052 and 9,183 shares, respectively, to non-employee directors as compensation for their service on the board. During the nine months ended September 30, 2016 and 2015, such awards totaled 40,531 and 30,097 shares, respectively. Such stock awards are immediately vested.

Stock awards are valued based on the closing price of our common stock on the date of grant, and compensation cost is recorded on a straight line basis over the share vesting period. The total fair value of stock awards granted, vested and expensed during the three months ended September 30, 2016 and 2015 was $61,830 and $52,500, respectively. The total fair value of stock awards granted, vested and expensed during the nine months ended September 30, 2016 and 2015 was $166,113 and $157,500, respectively. As of September 30, 2016, there was no unrecognized compensation cost related to stock awards.

Note 14: Warrants

On January 30, 2014, in connection with an $11.5 million financing transaction, the Company issued 80,000 warrants to purchase common stock at an exercise price of $7.81 per share with a term of 5 years. The fair value of the warrants was determined using the Black-Scholes option valuation model. The warrants expire on January 30, 2020 and have a remaining contractual life of 3.3 years as of September 30, 2016. These warrants became exercisable on January 30, 2015.

On January 28, 2015, the Company cancelled 30,000 warrants originally issued on August 1, 2013 in connection with a consulting agreement in exchange for the Company issuing 5,000 shares of restricted Company common stock.

The following table summarizes information about the Company’s warrants at September 30, 2016:

		Weighted	Weighted
	Number of	Average	Average Remaining	Intrinsic
	Units	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2015	170,973	$6.26	4.8	$-

Granted	-	-
Cancelled	-	-
Outstanding at September 30, 2016	170,973	$6.26	4.8	$-

Exercisable at September 30, 2016	170,973	$6.26	4.8	$-

No warrants were issued in 2015 or 2016 to date.

Note 15: Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. The Company is not a party to any litigation of a material nature.

Operating Leases and Service Contracts

The Company rents its facilities with leases ranging from month-to-month to several years in duration. Most of its service contracts are on a month-to-month basis, however, some contracts and agreements extend out to longer periods. Future minimum lease payments and payments due under non-cancelable service contracts are as follows as of September 30, 2016:

Remainder of 2016	$185,536
2017	491,933
2018	299,578
2019	308,599
2020	317,909
Thereafter	243,790
Total	$1,847,345

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

Overview

We provide SaaS based marketing technologies to customers around the world. Our focus is on marketing automation tools that enable customers to interact with a lead from an early stage and nurture that potential customer using advanced features until it becomes a qualified sales lead or customer. We offer our premium SharpSpring marketing automation solution as well as SharpSpring Mail+, which is a subset of the full suite solution that is focused on more traditional email marketing while also including some of the advanced functionality available in our premium offering. During 2016, we discontinued the GraphicMail email marketing product and migrated those customers to our SharpSpring Mail+ product. On June 27, 2016, we sold our SMTP email relay service which provided customers with the ability to increase the deliverability of email with less time, cost and complexity than handling it themselves.

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

On June 27, 2016, we sold the assets related to our SMTP email relay service.

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

Results of Operations

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Unless otherwise noted, all figures and comparisons relate to our continuing operations.

				Percent
			Change	Change
	Three Months Ended September 30,		from	from
	2016	2015	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$3,010,307	$2,388,650	$621,657	26%
Cost of Sales	1,269,473	745,420	524,053	70%
Gross Profit	$1,740,834	$1,643,230	$97,604	6%

Revenues increased for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to growth in our SharpSpring marketing automation customer base. We continue to acquire new customers that add to the base of customers paying us monthly for using the SaaS marketing automation platform. Revenues for our flagship marketing automation platform increased to $2.5 million in the third quarter of 2016 from $1.25 million in the third quarter of 2015. This growth in revenues was offset by reduced revenue from our traditional email marketing products (SharpSpring Mail+ and GraphicMail). Additionally, we experienced higher attrition related to the migration of customers from the GraphicMail platform to the SharpSpring Mail+ platform during the second and third quarters of 2016. Currency rate changes had an approximate $37,000 negative impact on our third quarter 2016 revenues compared to our third quarter in 2015.

Cost of services increased for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily due to costs to support increased revenues and incremental business from new customer additions to SharpSpring. As a percentage of revenues, cost of services were 42% and 31% of revenues for the three months ended September 30, 2016 and 2015, respectively. This decrease in gross margin reflects a lower gross margin for our higher-growth SharpSpring product, which has become a much larger percent of the overall business, as we invest in resources to support the future growth of that product. Additionally, we added infrastructure costs during the first half of 2016 related to our planned migration of GraphicMail customers to the SharpSpring platform.

				Percent
			Change	Change
	Three Months Ended September 30,		from	from
	2016	2015	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$1,445,152	$1,325,815	$119,337	9%
Research and development	612,117	424,995	187,122	44%
General and administrative	1,232,996	1,386,210	(153,214)	-11%
Change in earn out liability	-	270,065	(270,065)	-100%
Intangible asset amortization	298,823	379,053	(80,230)	-21%
	$3,589,088	$3,786,138	$(197,050)	-5%

Sales and marketing expenses increased for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The increase was primarily due to an increase in marketing program spending for events and other lead generation activities. Additionally, we experienced higher recruiting fees related to our Chief Marketing Officer search and higher restructuring charges related to our South African office closure during the third quarter of 2016. These increases were somewhat offset by lower partner reseller fees related to the fact that the Company acquired the customer sets from several resellers during the last nine months, and ceased paying reseller fees to those partners following the acquisitions.

Research and development expenses increased for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily due to additional hiring of development and quality assurance staff focused on our premium SharpSpring offering since last year.

General and administrative expenses decreased for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily due to lower restructuring charges. During the third quarter of 2015, we incurred approximately $430,000 of restructuring charges, primarily associated with the departure of our former Chief Executive Officer. Somewhat offsetting those decreases, we incurred higher facility-related costs and bad debt expense during 2016.

The acquisitions of SharpSpring and GraphicMail included liability-based contingent consideration which is re-measured during each reporting period until the ultimate settlement in the first and second quarters of 2016. These re-measurements resulted in additional charges that are recorded on the Consolidated Statements of Comprehensive Income (Loss). During the three months ended September 30, 2015, we incurred a charge of $270,065 related to the adjustment to the earn out liabilities for SharpSpring and GraphicMail. The GraphicMail earn out was fully settled during the quarter ended March 31, 2016 and the SharpSpring earn out was fully settled during the quarter ended June 30, 2016. As of September 30, 2016, there are no remaining earn out related charges or liabilities.

Amortization of intangible assets decreased for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 due to the reduction of amortization related to the GraphicMail trade name and technology intangibles. Due to the elimination of the GraphicMail product and the Company’s decision to cease using the GraphicMail name brand, the Company accelerated the amortization expense of the associated intangible values to become fully amortized as of March 31, 2016. The Company did not record any amortization expense related to these intangibles during the three months ended September 30, 2016. This reduction was offset by increased amortization of intangibles acquired as part of the SharpSpring acquisition related to expected benefit derived in each period, and the acquisition of intangible assets related to the buy-out of several country partners during late 2015 and 2016 which are now being amortized.

				Percent
			Change	Change
	Three Months Ended September 30,		from	from
	2016	2015	Prior Year	Prior Year
Other
Other income (expense), net	$105,104	$(64,681)	$169,785	-262%
Provision (benefit) for income tax	(519,293)	(580,598)	$61,305	-11%

Other income (expense) is generally related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency. Additionally, during the three months ended September 30, 2016, the Company recorded income in the amount of $57,825 related to the performance of services pursuant to the transition services agreement associated with the SMTP email relay product sale.

During the three months ended September 30, 2016, our income tax benefit related to a benefit derived from net operating losses from our U.S. operations offset by a small amount of income derived in foreign jurisdictions at the applicable statutory tax rates. During the three months ended September 30, 2015, our income tax benefit primarily related to a benefit derived from net operating losses from our U.S. operations.

				Percent
			Change	Change
	Three Months Ended September 30,		from	from
	2016	2015	Prior Year	Prior Year
Discontinued operations
Income from discontinued operations, net of tax	$-	$337,954	$(337,954)	-100%

Discontinued operations, net of tax, represents revenue, offset by expenses and taxes, related to our SMTP email relay business that was sold on June 27, 2016 to an unrelated third party.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Unless otherwise noted, all figures and comparisons relate to our continuing operations.

				Percent
			Change	Change
	Nine Months Ended September 30,		from	from
	2016	2015	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$8,688,723	$6,581,750	$2,106,973	32%
Cost of Sales	3,350,996	1,849,981	1,501,015	81%
Gross Profit	$5,337,727	$4,731,769	$605,958	13%

Revenues increased for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to growth in our SharpSpring marketing automation customer base. Revenues for our flagship marketing automation platform increased to $6.4 million in the nine months ended September 30, 2016 from $2.9 million in the nine months ended September 30, 2015. This growth in revenues was offset by reduced revenue from our traditional email marketing products (SharpSpring Mail+ and GraphicMail). Additionally, we experienced higher attrition related to the migration of customers from the GraphicMail platform to the SharpSpring Mail+ platform during the second and third quarters of 2016. Currency rate changes had an approximate $167,000 negative impact on our year to date revenues for the period ending September 30, 2016 compared to the same period in 2015.

Cost of services increased for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily due to costs to support increased revenues and incremental business from new customer additions to SharpSpring. As a percentage of revenues, cost of services were 39% and 28% of revenues for the nine months ended September 30, 2016 and 2015, respectively. This reflects a lower gross margin for our SharpSpring product, which has become a much larger percent of the overall business, as we invest in resources to support the future growth of that product. Additionally, we added infrastructure costs during the nine months ended September 30, 2016 related to our planned migration of GraphicMail customers to the SharpSpring platform.

				Percent
			Change	Change
	Nine Months Ended September 30,		from	from
	2016	2015	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$4,084,446	$3,469,959	$614,487	18%
Research and development	1,651,809	1,236,408	415,401	34%
General and administrative	3,171,052	3,153,323	17,729	1%
Change in earn out liability	219,473	2,641,397	(2,421,924)	-92%
Intangible asset amortization	1,068,839	1,140,627	(71,788)	-6%
	$10,195,619	$11,641,714	$(1,446,095)	-12%

Sales and marketing expenses increased for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase was primarily due to an increase in marketing program spending for events and other lead generation activities. Additionally, we experienced an increase in sales and marketing headcount-related costs due to recent hires and higher commissions expense. These increases were somewhat offset by lower partner reseller fees related to the fact that the Company acquired the customer bases for several resellers during the last nine months, and ceased paying reseller fees to those partners following the acquisitions.

Research and development expenses increased for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily due to additional hiring of development and quality assurance staff since last year. Headcount-related costs for this group increased by approximately $303,000 in the nine months ended September 30, 2016 compared to the same period in 2015.

General and administrative expenses remained consistent for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, with higher facilities costs and bad debt expense offsetting reductions in restructuring fees. During the third quarter of 2015, we incurred approximately $430,000 of restructuring charges, primarily associated with the departure of our former CEO.

The acquisitions of SharpSpring and GraphicMail included liability-based contingent consideration which is re-measured during each reporting period until the ultimate settlement in the first and second quarters of 2016. These re-measurements resulted in additional charges that are recorded on the Consolidated Statements of Comprehensive Income (Loss). During the nine months ended September 30, 2016 and 2015, we incurred charges of $219,473 and $2,641,397, respectively, related to the adjustment to the earn out liabilities for SharpSpring and GraphicMail. The charge in the nine months ended September 30, 2015 includes an accelerated charge for the early settlement of $5 million of SharpSpring earn out liability in May 2015. The GraphicMail earn out was fully settled during the quarter ended March 31, 2016 and the SharpSpring earn out was fully settled during the quarter ended June 30, 2016. As of September 30, 2016, there are no remaining earn out related charges or liabilities.

Amortization of intangible assets decreased for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due primarily to the reduction of amortization related to the GraphicMail trade name and technology intangibles. Due to the elimination of the GraphicMail product and the Company’s decision to cease using the GraphicMail name brand, the Company accelerated the amortization expense of the associated intangible values to become fully amortized as of March 31, 2016. The Company did not record any amortization expense related to these intangibles during the three months ended September 30, 2016. Offsetting this decrease was higher SharpSpring intangible amortization for an increased expected benefit derived in the 2016 period compared to 2015. Additionally, we incurred additional amortization expense from the acquisition of intangible assets related to the buy-out of several country partners during late 2015 and 2016 which are now being amortized.

				Percent
			Change	Change
	Nine Months Ended September 30,		from	from
	2016	2015	Prior Year	Prior Year
Other
Other income (expense), net	$474,983	$(130,328)	$605,311	-464%
Provision (benefit) for income tax	(1,334,800)	(1,785,414)	450,614	-25%

Other income (expense) is generally related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency. However, during the nine months ended September 30, 2016, the Company recorded a gain related to a favorable claim from the GraphicMail escrow hold-back account of $259,760. Additionally, during the nine months ended September 30, 2016, the Company recorded income in the amount of $57,825 related to the performance of services pursuant to the transition services agreement associated with the SMTP email relay product sale.

During the nine months ended September 30, 2016, our income tax benefit related to losses incurred by our consolidated U.S. entities offset by a small amount of expense related to income derived in foreign jurisdictions at the applicable statutory tax rates. During the nine months ended September 30, 2015, our income tax expense primarily related to a benefit derived from net operating losses from our U.S. operations. The tax expense related to the gain on the sale of the SMTP email relay business is shown in discontinued operations, net of tax, for the nine months ended September 30, 2016.

				Percent
			Change	Change
	Nine Months Ended September 30,		from	from
	2016	2015	Prior Year	Prior Year
Discontinued operations
Income from discontinued operations, net of tax	$10,187,451	$929,143	$9,258,308	996%

Discontinued operations, net of tax, represents revenue, offset by expenses and taxes, related to our SMTP email relay business that was sold on June 27, 2016 to an unrelated third party.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of operating cash inflows from continuing operations are net remittances from customers for our services. Such payments are sometimes received in advance of providing the services, yielding a deferred revenue liability on our consolidated balance sheet. On June 27, 2016, we sold our SMTP email relay business for approximately $15.0 million, approximately $14.0 million of which was received during the second quarter of 2016 with $1.0 million scheduled to be received at the one year anniversary of the disposition, pursuant to the terms of the asset purchase agreement. From time to time, we also raise funds from offering our common stock for sale to new and existing investors. Additionally, in March 2016, the Company obtained a $2.5 million revolving credit facility to provide additional financing flexibility in the future. No amounts have been borrowed under the facility to date.

Our other primary sources of cash outflows from operations include payroll and payments to vendors and third party service providers. As a result of the sale of the SMTP email relay business, we also have significant cash outflows in the 2016 year related to payments of U.S. income taxes from the gain on the asset sale. In the third quarter of 2016, we made preliminary tax payments of approximately $2.6 million related to this gain (offset by other operating losses) and expect to make an additional payment of approximately $1.0 million during the fourth quarter of 2016 related to our estimated U.S. tax liability. During 2016, we also acquired customer relationship assets for cash from several former GraphicMail third party resellers. Additionally, we also disbursed $1,000,000 of cash in April 2016 for an earn out payment to the former SharpSpring shareholders and $207,929 of cash in March 2016 for an earn out payment to the former GraphicMail shareholders.

Analysis of Cash Flows

Net cash used in operating activities from our continuing operations increased by $2.7 to $5.1 million for the nine months ended September 30, 2016, compared to $2.3 million for the nine months ended September 30, 2015. The increase in cash used in operating activities was attributable primarily to an increase in tax payments of $2.6 million and other expenditures related to growing our SaaS marketing automation platform, which generated greater losses in 2016 compared to 2015.

Net cash used in investing activities was $1.0 million and $0.3 million during the nine months ended September 30, 2016, and 2015, respectively. For the nine months ending September 30, 2016, cash used in investing activities includes $548,278 of cash paid to several former GraphicMail third-party resells to acquire customer relationship assets. Additionally, the Company used $442,231 to purchase property and equipment during the nine months ended September 30, 2016, compared to $273,064 in the nine months ended September 30, 2015. The increase in asset purchases in 2016 relates primarily to new furniture and fixtures in the Company’s new headquarters office in Gainesville, FL.

Net cash used in financing activities was $1,206,804 during the nine months ended September 30, 2016 compared to $3,473,464 provided by financing activities during the nine months ended September 30, 2015. During the nine months ending September 30, 2016, the Company paid $1.0 million to the former SharpSpring shareholders and $207,929 to the former GraphicMail shareholders related to earn out payments from those 2014 acquisitions. During the nine months ended. September 30, 2015, we raised $2 million (net of expenses) in an offering of common stock and paid $2 million to former SharpSpring shareholders related to an early settlement of part of the cash-based earn out for that acquisition. In addition, we raised approximately $3.4 million (net of expenses) from a stock offering in August 2015. We also received $141,441 related to proceeds from stock option exercises during the nine months ended September 30, 2015.

We had net working capital of approximately $10.5 million and negative ($1.8 million) as of September 30, 2016 and December 31, 2015, respectively. The change to positive working capital in 2016 relates to the sale proceeds from the SMTP asset sale and the settlement of the SharpSpring earn out liability (in cash and shares), both of which occurred during the nine months ended September 30, 2016. The negative net working capital at December 31, 2015 was primarily attributable to our short term earn out liability of $5.2 million. The majority of this earn out liability related to SharpSpring, for which 80% of the liability was settled in stock. Our cash balance increased to $11.6 million at September 30, 2016 compared to $4.2 million at December 31, 2015.

Contractual Obligations

We rent our facilities with leases ranging from month-to-month to several years in duration. Most of our service contracts are also on a month-to-month basis. However, from time to time, we enter into non-cancelable service contracts including longer-term contracts and payments for the acquisition of customer relationships from resellers. Future minimum lease payments and payments due under non-cancelable service contracts are as follows as of September 30, 2016:

Remainder of 2016	$185,536
2017	491,933
2018	299,578
2019	308,599
2020	317,909
Thereafter	243,790
Total	$1,847,345

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2016. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2016 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting. We disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 that management had concluded that our internal control over financial reporting was not effective as of December 31, 2015 due to gaps in segregation of duties. We are working to improve such documentation in order to render our internal controls effective; however, no change in our Company’s internal control over financial reporting occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

INDEX TO EXHIBITS

SEC Reference Number	Title of Document	Location
10.1	Travis Whitton Employee Agreement dated August 15, 2014	Incorporated by reference to the Company’s Form 8-K filed 7/8/16
10.2	Travis Whitton Employee Agreement Amendment dated June 19, 2015	Incorporated by reference to the Company’s Form 8-K filed 7/8/16
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101	XBRL	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SharpSpring, Inc.

By:	/s/Richard A. Carlson
Richard A. Carlson
Chief Executive Officer and President (Principal Executive Officer) Date: November 14, 2016

SharpSpring, Inc.

By:	/s/ Edward Lawton
Edward Lawton Chief Financial Officer
(Principal Financial Officer) Date: November 14, 2016

