Form 10-K
period 2016-12-31
SharpSpring, Inc.
filed 2017-03-31
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 001-36280

SharpSpring, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	05-0502529
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

550 SW 2nd Avenue Gainesville, FL	32601
(Address of principal executive offices)	(Zip Code)

888-428-9605

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $25,845,316 as of June 30, 2016.

As of March 27, 2017, there were 8,371,547 outstanding shares of the registrant’s common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2017 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2016.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses;
●	the extent to which we continue to experience attrition related to the migration of customers from our legacy GraphicMail platform;
●	the occurrence of hostilities, political instability or catastrophic events;
●	changes in customer demand;
●	the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors’ services;
●	developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards; and
●	disruptions to our technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of our operating systems, structures or equipment.

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

We operate globally through SharpSpring, Inc., a Delaware corporation, and our wholly owned subsidiaries that consist of (i) SharpSpring Technologies, Inc., a Delaware corporation; (ii) InterInbox SA, a Swiss corporation; (iii) ERNEPH 2012A (Pty) Ltd. dba ISMS, a South African limited company; (iv) ERNEPH 2012B (Pty) Ltd. dba GraphicMail South Africa, a South African limited company; (v) Quattro Hosting LLC, a Delaware limited liability company; (vi) SMTP Holdings S.a.r.l., a Luxembourg S.a.r.l.; and (vii) InterCloud Ltd, a Gibraltar Limited Company. Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms means SharpSpring, Inc., and its subsidiaries.

On June 27, 2016, we sold the assets related to our SMTP email relay product to the Electric Mail Company, a Nova Scotia company.

Products and Services

SharpSpring Marketing Automation

Our SharpSpring marketing automation solution brings powerful digital marketing tools to small and medium-sized businesses and is primarily sold to marketing agencies who use the platform on behalf of their clients. SharpSpring’s powerful features, flexible platform, and ease-of-use allow customers to increase leads into their business, convert more leads to sales and measure the effectiveness of all their marketing campaigns. At the end of 2016, we had over 1,400 marketing automation customers and over 5,000 businesses using the platform, including agencies, agency clients and direct end users. SharpSpring provides this powerful, but simple-to-use marketing automation platform at a lower price than its competitors and in a framework that is especially appealing because of its inherently flexible architecture. The solution also offers a built-in CRM tool and call tracking functionality.

Email Marketing

During 2015 and the first half of 2016, the Company offered the GraphicMail email campaign management solution to customers globally. In late 2015, the Company announced that it would discontinue selling and offering the GraphicMail email solution and migrate existing GraphicMail customers to the SharpSpring platform, onto a new product named SharpSpring Mail+. SharpSpring Mail+ provides customers with some marketing automation functionality along with traditional email marketing capabilities. Prior to the migration of customers to SharpSpring Mail+, the GraphicMail platform focused on email, social and mobile marketing and was typically used by companies wishing to communicate with a list of subscribers or customers. Email marketing remains an effective form of digital marketing today and provides users with a high ROI on their marketing budget, which continues to drive email marketing industry growth. SharpSpring Mail+ customers have tools such as automated workflows, triggered emails and dynamic list segmentation to improve the effectiveness of their marketing programs.

SMTP Email Relay Services

On June 27, 2016, we sold the assets related to our SMTP email relay product to the Electric Mail Company, a Nova Scotia company. Prior to that, the Company offered a proprietary SMTP relay product, which was designed to send high volumes of email messages in an efficient manner and increase the delivery rate of email messages. For over a decade, customers turned to SMTP to ensure their emails were delivered to the inbox of their intended recipients. Companies sending large volumes of permission-based, opt-in email (email that a person has agreed to receive) often have difficulty getting those emails into the recipient’s inbox. In recent years, Internet Service Providers (ISPs) have been forced to tighten email filters resulting in billions of legitimate emails never reaching their intended recipients. SMTP’s deliverability expertise and technology platform allowed customers to achieve higher rates of receipt, thus improving their marketing campaigns and communication efforts. This product is treated as a discontinued operation in the consolidated financial statements.

Markets & Competition

We operate in the marketing technology market, with a focus on marketing automation which enables businesses to improve the number of leads they generate for their products, convert more leads to sales and measure the return on all their marketing programs. Although we are now focused nearly 100% on marketing automation, the company historically has offered products that perform traditional email marketing services and email relay (delivery) services. The Company’s email delivery services were sold in June 2016. The three markets served in 2016 include:

1)	Marketing automation products (highly targeted one-to-one messaging with sophisticated analytics);
2)	Traditional email marketing services (newsletters and one-to-many communications); and
3)	Email delivery services (robust infrastructure for the delivery of high volumes of email)

Marketing Automation: Our SharpSpring product competes primarily in the marketing automation market. Based on industry reports, our growth rate and the growth rate of our competitors, we believe the market for marketing automation technology is growing at approximately 60% per year currently. The market for marketing automation software and related solutions is new and evolving, with high barriers to entry due to the complex nature of the technology. SharpSpring entered the market in 2014 with a highly competitive offering that achieved meaningful customer adoption in its first three years after launch. At the end of 2016, SharpSpring had over 1,400 paying customers and approximately 5,000 businesses using the SharpSpring marketing automation platform, including agencies, agency clients and direct end-user customers. We face competition from cloud-based software and SaaS companies including HubSpot, Act-On, Pardot (acquired by SalesForce.com in July 2013) and Active Campaign. We differentiate ourselves from the competition with SharpSpring’s advanced features, ease of use, platform flexibility, and value compared to other competitive offerings. SharpSpring is designed as a solution for small or mid-sized businesses, but also focuses on selling to marketing agencies, who serve as partners providing a distribution channel to end customers. The Company’s SharpSpring Mail+ product provides customers an entry point into using marketing automation technology for customers that have historically used traditional email marketing solutions.

Traditional Email Marketing: Until the middle of 2016, the Company offered traditional email marketing capabilities through its GraphicMail product. During the second quarter of 2016, customers of the GraphicMail product were migrated to SharpSpring Mail+. GraphicMail historically competed in the email marketing space, with a product focused on the small and medium-size business market (SMB). GraphicMail was designed to provide customers with an easy-to-use email campaign management solution that includes design capabilities, reporting tools and list management functionality. GraphicMail competed with companies such as Constant Contact, iContact Corporation, The Rocket Science Group LLC (MailChimp), and VerticalResponse, Inc., a subsidiary of Deluxe Corporation, and others. GraphicMail, and most other vendors, typically charge a monthly fee or a fee per number of emails sent and, in some cases, have a free offering for low-volume or non-profit customers. GraphicMail’s local language and support had historically been market differentiators.

Email Delivery Services: Until the product’s sale in June 2016, the Company offered stand-alone SMTP relay services to customers seeking the highest levels of marketing and transactional email deliverability. Those customers may have in-house design teams, and internal analytics capabilities, so are typically less concerned with some of the “front end” capabilities of a full-service email marketing system. They often send significantly higher volumes of email and are therefore subject to higher risks of having their legitimate opt-in email inadvertently intercepted by SPAM filters. As a result, SMTP relay customers are typically far more concerned with successful email delivery than with the design and creation of email content. For this reason, SMTP’s relay services for improving deliverability are typically significantly lower in cost than sending via integrated packages. Until the sale of the product in June 2016, we competed with companies such as SendGrid, Mandrill, JangoMail, Amazon SES and others.

We are part of a constantly evolving and highly competitive marketplace. Some of our competitors have more extensive customer bases and broader customer relationships than we have, and have longer operating histories and greater name recognition than we have. Additionally, some of our current and potential competitors have significantly more financial, technical, marketing and other resources than we have, and are able to devote greater resources to the development, promotion, sale and support of their products and services. Barriers to entry are relatively high in the marketing automation market due to complexity of systems.

Sales and Marketing

We sell our products globally, through our internal sales teams, and to a lesser extent, third party resellers. Before the discontinuation of GraphicMail and the sale of our SMTP email relay product, our products had separate and mostly distinct sales processes, which are described below. We use and rely on our own SharpSpring marketing automation platform to help our business generate leads, convert more leads to sales and monitor the effectiveness of all our marketing campaigns. Our websites www.sharpspring.com serves as a lead generation source and we use a variety of other digital marketing tools to attract new customers.

Our SharpSpring product sales process involves targeting customers, completing product demos and advancing customers through our marketing and sales pipeline to conversion using our SharpSpring marketing automation product. Since SharpSpring was launched fairly recently in 2014, brand recognition today is growing, but still fairly limited. Therefore, we are more reliant on outbound marketing and search engine traffic to attract potential leads. Our marketing efforts to date have been nearly 100% focused on digital marketing agencies, and we have had success signing up over 1,100 marketing agency partners as of December 31, 2016. These agencies become customers of ours and are able to resell SharpSpring to their clients, while paying increased fees to us as their client count expands beyond the base license. This allows the agency to provide services and first level support for their clients, which increases their own revenues from the end client and creates a longer-lasting relationship overall between the agency and client. We also sell SharpSpring directly to end-users and have over 270 direct end user customers on the platform. The Company’s sales are done primarily through internal resources, but a small number of third-party resellers were also used during 2016.

Since creating the SharpSpring Mail+ product to migrate the GraphicMail customers onto during the middle of 2016, we have spent limited resources marketing and selling SharpSpring Mail+ as a standalone product. During the second half of 2016, we did a small amount of prospecting for new SharpSpring Mail+ clients, and make the product available for demos and free trials for new customers. After the free trial, customers can select either a send plan, which incurs charges based on the number of emails sent through the platform, or a contact plan, which incurs charges based on the number of contacts (or leads) in the system. We intend to continue to devote limited resources to the sales and marketing process for SharpSpring Mail+ as a standalone product in the future.

Prior to its discontinuation in the middle of 2016, our GraphicMail sales and marketing efforts were designed to attract potential customers to our website, enroll them in a free trial, encourage them to engage with our products, convert them to paying customers and retain them as ongoing customers. We employed strategies to acquire customers by using a variety of sources, including online advertising and partner relationships and referrals. We advertised online through pay-per-click advertising with search engines, including Google, Yahoo!, Bing and others. We deployed banner advertising with online advertising networks and other websites likely to be frequented by SMB organizations. Additionally, GraphicMail used a network of third party resellers who distributed and sold GraphicMail in 14 countries. These resellers acted as local sales resources, performed marketing for the product and provided first level support, and received a large portion of the revenue related to sales of GraphicMail through those organizations. The Company discontinued the GraphicMail product and ended any reselling arrangements for GraphicMail with third parties.

Prior to its sale in June 2016, SMTP relay services were sold and leads were largely generated by the SMTP.com website. SMTP stands for “Simple Mail Transfer Protocol”, which is the internet protocol by which all email is sent globally. Despite the fact that we did not own the protocol, the SMTP name provided us immediate name recognition and domain context worldwide. In addition, the services we provided may be searched for online as “SMTP”, “SMTP relay services”, “SMTP services”, “SMTP providers”, or using similar terms. Our website may have appeared in search engine results for these and other queries in common search engines, such as Google, Yahoo!, Bing, and others. In addition, SMTP purchased online search advertising and other forms of online advertising to drive traffic to the website and referring partners provided us with leads. Referring partners were typically other service providers operating in the email ecosystem, who may provide related products and services that were non-competitive with our own. We paid those third parties between 15% and 30% of the revenue generated from their referrals.

Customers

As of December 31, 2016, we had over 1,400 customers for our SharpSpring product, the majority of which were marketing agencies. Including agency partners, agency clients and direct end user clients, we had over 5,000 businesses using the SharpSpring platform as of December 31, 2016.

As of December 31, 2016, we had over 1,700 customers using our SharpSpring Mail+ product.

The vast majority of our customers are on month-to-month agreements, with a mixture of customers being charged in advance and in arrears. We have a small amount of customers that prepay for longer periods, such as quarterly or annually.

We are not heavily dependent on any one customer or even a few major customers. Our user base is diverse and the largest single customer represents less than 3% of our aggregate revenues. The loss of any one customer would not represent a material loss of sales. A large majority of our SharpSpring customers are marketing agencies who resell the SharpSpring product to their clients. From a client or end user perspective, we do not have any significant industry concentration in our customer base.

Technology & Technology Suppliers

Our SharpSpring product technology was developed internally over the past five years. SharpSpring’s key features include web tracking, customer relationship management, call tracking, lead scoring and nurturing, rule-based triggers and notifications and deep analytics to measure ROI. We offer value to our customers by providing integration with industry standard technologies like Salesforce.com and others, and third-party data providers like Zoom Info.

SharpSpring Mail+ is a subset of the SharpSpring technology. During late 2015 and the first half of 2016, we modified SharpSpring to support the SharpSpring Mail+ features and functionality using the existing platform. This involved creating a subset of the technology with more limited features for SharpSpring Mail+.

We decommissioned the GraphicMail product in the middle of 2016. GraphicMail had been developed over the past nine years and consisted of an email editor that customers used to create sharp, professional email campaigns. It had an easy to use interface, integrated with social media channels, offered mobile messaging and included tools to effectively track campaign results. GraphicMail historically utilized Postfix software to assist in spooling emails, which is an open source technology, but began using the SMTP relay service during 2015 as its primary email sending platform.

The Company sold the SMTP relay service in June 2016. The SMTP relay service product used Message Transfer Agent (MTA) technology provided by Message Systems. This software can handle large volumes of email and provides unique features such as adaptive delivery for managing email delivery issues, such as throttling by the ISP’s. Facebook, LinkedIn, and other very large email senders employ this same sophisticated software. Typically, our SMTP relay service customers would be too small and spend too little on email to be able to afford this type of sophisticated system on their own. The SMTP solution pooled a large number of customers into our proprietary and scalable system that handled billions of emails. The software was customized to optimize the speed at which email is delivered, and to manage the process of maximizing inbox delivery. The proprietary systems managed how emails are sent, and which IP addresses or pools of IP addresses were used for sending. We were able to control the speed and volume with which emails are released to various ISPs. Another key part of our technological assets were our 12,286 portable IPv4 addresses (which were sold along with the product). We allowed our customers to use our IP addresses to improve the inbox delivery of their email campaigns.

During the period of time before the sale of the SMTP product, we employed Message Systems as the backbone of our sending. During the first half of 2016, we also employed Postfix software for certain functions. PostFix software is open source and has been released under the IBM Public License 1.0, giving us and others rights to freely utilize and modify the software at our discretion and without cost. We operated the software in a clean unmodified state. We developed proprietary extensions that plugged into the PostFix software in an effort to optimize the speed at which email is delivered, and to manage the process of maximizing inbox delivery. Customizations to open source software code generally require developers to make their work available at no cost. Since we developed the software by creating extensions which live outside of the open source software layer, we were not required to offer our products or make our source code available.

Our platforms are hosted in third party data centers on equipment that is mostly leased or rented from the provider. During 2016, these providers included Google Compute, Amazon Web Services, Rackspace, Softlayer, Linode, Hetzner and Sadecehosting, Data Realms, Sprocket Networks, MongoHQ, Microsoft Azure, and others. These data centers use a mixture of biometric access controls, redundant power, environmental controls and secure internet connection points to ensure uptime and data security. The Company continuously monitors our services for availability, performance and security. When necessary we send engineers to these third-party providers’ locations to maintain quality control and oversight. We rely on our data center providers to maintain peak operating conditions in their businesses and to quickly address issues related to their service as they arise.

Intellectual Property

The Company does not have any patents, and does not have any patents in progress.

Our trade secrets include our competencies in marketing automation, web tracking, integrations, workflow and email editing.

We registered “SharpSpring” and the related logo and certain other marks as trademarks in the United States and several other jurisdictions.

We are the registered holder of a variety of domestic and international domain names that include “sharpspring”, “sharpspringmailplus”, “graphicmail” and similar variations.

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

Employees

As of March 17, 2017, we have approximately 144 people supporting our operations, including approximately 140 employees and 4 contractors. Nearly all of our employees and contractors devote their full effort to the company. Our resources include 38 sales and marketing resources, 29 development resources, 19 general & administrative resources and 58 customer services, network and support resources.

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

Properties

Our corporate headquarters is a leased facility located in Gainesville, FL. Additionally, we lease a satellite office in Kiev, Ukraine.

Financial Information About Segments

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s chief executive officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assess the performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

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

Our corporate headquarters is located at 550 SW 2nd Avenue, Gainesville, FL 32601. Our telephone number is 888-428-9605. Our corporate website is www.sharpspring.com. The information on our website is not incorporated herein by reference and is not part of this Form 10-K Annual Report. Also, this report includes the trade names of other companies. Unless specifically stated otherwise, the use or display by us of such other parties’ names and trade names in this report is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, any of these other parties.

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

To succeed, we must continue to attract and retain a large number of customers on a cost-effective basis, many of whom have not previously used the types of products and services that we offer. Our sales process involves targeting customers, completing product demos and advancing customers through our marketing and sales pipeline to conversion using our SharpSpring marketing automation product, in addition to relying on outbound marketing and search engine traffic to attract potential leads. We rely on a variety of methods to attract new customers, such as outbound emails, hosting events, paying providers of online services, search engines, directories and other websites to provide content, advertising banners and other links that direct customers to our website. If we are unable to use any of our current marketing initiatives or the cost of such initiatives were to significantly increase or such initiatives or our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers or retain existing customers on a cost-effective basis and, as a result, our revenue and results of operations would be adversely affected.

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

Email communications is a key component of our product. If the delivery of our customers’ emails is limited or blocked, our product’s capabilities would be severely limited and customers may cancel their accounts.

Internet Service Providers (ISP) can block emails from reaching their users. Although we work with one of the premier email delivery providers, recent releases of ISP software and the implementation of stringent new policies by ISPs make it more difficult to deliver our customers’ emails. We continually monitor and improve our own technology and work closely with ISPs to maintain our deliverability rates. If ISPs materially limit or halt the delivery of our customers’ emails, or if we fail to deliver our customers’ emails in a manner compatible with ISPs’ email handling or authentication technologies, then the fees we charge for our email marketing product may not be accepted by the market, and customers may cancel their accounts.

Following the migration of the GraphicMail customer base to our SharpSpring Mail+ product, we have experienced significant attrition and a material reduction in revenue. We may experience continued significant customer attrition, which could further impact our revenues, cash balance and future results.

During the first half of 2016, we migrated all of our GraphicMail customers over to our SharpSpring Mail+ product. Prior to, during and subsequent to the migration, we experienced significant attrition in our GraphicMail customer base, and revenues have been significantly reduced. We may continue to experience heavier attrition in this customer base. Any decrease in our revenues could negatively impact our stock price.

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

In our fourth quarter of 2016, approximately 82% of our revenues are currently generated in U.S. Dollars, while approximately 18% of our revenues are denominated in other currencies including the Euro, Swiss Franc, South African Rand and British Pound. Our costs are generally incurred in similar currencies. Currency exchange rates can fluctuate dramatically, which will impact the amount of revenue we will record when translated to U.S. Dollars and will impact the amount of costs that we incur when translated to U.S. Dollars. Although our cost currencies are generally aligned to our revenue currencies, variances exist between the rate we incur costs in each currency compared to the revenue. Therefore, changes to currency rates may dramatically impact profitability.

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

Our principal competitors include marketing automation companies like HubSpot, Marketo, Pardot and Act-On, as well as larger companies such as Amazon.com, and the in-house information technology capabilities of prospective customers. Competition could result in reduced sales, reduced margins or the failure of our products to achieve or maintain more widespread market acceptance, any of which could harm our business.

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

We derive, and expect to continue to derive, substantially all of our revenue from organizations, including marketing agencies and small and medium size businesses, associations and non-profits. As a result, widespread acceptance of marketing technology among small and medium size organizations is critical to our future growth and success. The overall market for marketing automation technology is relatively new and still evolving, and small organizations have generally been slower than larger organizations to adopt email marketing as part of their marketing mix. There is no certainty regarding how or whether this market will develop, or whether it will experience any significant contractions. Our ability to attract and retain customers will depend in part on our ability to make marketing communications convenient, effective and affordable. If small and medium size organizations determine that marketing technology and communication does not sufficiently benefit them, existing customers may cancel their accounts and potential customers may decide not to utilize our services.

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

As of December 31, 2016, our officers and directors, in the aggregate, beneficially own approximately or have the right to vote approximately 36% of our outstanding common shares on a fully diluted basis. As a result, these stockholders have significant influence over all matters submitted to our stockholders for approval including:

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

Our customers rely on email to communicate with their constituents and we depend on email to market to and communicate with our customers. Various private entities attempt to regulate the use of email for commercial solicitation. These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain email solicitations that comply with current legal requirements as spam. Some of these entities maintain “blacklists” of companies and individuals, and the websites, ISPs and internet protocol addresses associated with those entities or individuals that do not adhere to those standards of conduct or practices for commercial email solicitations that the blacklisting entity believes are appropriate. If a company’s internet protocol addresses are listed by a blacklisting entity, emails sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity’s service or purchases its blacklist. Although we have not owned the internet protocol addresses we utilize since the sale of the SMTP product, blacklisting of the internet protocol addresses that the company uses could materially impact our sending ability.

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

The satisfactory performance, reliability and availability of the technology and the underlying network infrastructure are critical to our operations, level of client service, reputation and ability to attract and retain clients. We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. We are not aware of any loss of customers due to material service interruptions. However, any systems damage or interruption that impairs our ability to accept and fill client orders could result in an immediate loss of revenue to us, and could cause some clients to purchase services offered by our competitors. In addition, frequent systems failures could harm our reputation. Some factors that could lead to interruptions in customer service include: operator negligence; improper operation by, or supervision of, employees; physical and electronic break-ins; misappropriation; computer viruses and similar events; power loss; computer systems failures; and Internet and telecommunications failures. We do not carry sufficient business interruption insurance to fully compensate us for losses that may occur.

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

We rely on computer hardware purchased and software licensed from third parties in order to offer our products, including software from Google, Microsoft, Nginx, Inc., MongoDB, Inc, The MariaDB Foundation and other open source vendors, hardware from such large vendors as Apple, International Business Machines Corporation, Dell Computer Corporation, Sun Microsystems, Inc. and EMC Corporation and hosting services from Amazon Web Services, Rackspace, Softlayer, Linode, Google Compute, Hetzner, Sadecehosting, Data Realms, Sprocket Networks, MongoHQ, Microsoft Azure, and others as well. This hardware and software may not continue to be available on commercially reasonable terms, or at all. If we lose the right to use any of this hardware or software or such hardware or software malfunctions, our customers could experience delays or be unable to access our services until we can obtain and integrate equivalent technology or repair the cause of the malfunctioning hardware or software. Any delays or failures associated with our services could upset our customers and harm our business.

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

We do not currently have any patents for our proprietary technology and do not have plans to file for patent protection currently. If we fail to obtain patents on our technologies and processes, we may be unable to adequately protect our intellectual property, especially if the designs and materials used in our products are replicated by our competitors. Further, even if we file for patent protection, there is no assurance that it will be approved by the US Patent and Trademark Office.

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

Our system stores our customers’ proprietary email distribution lists, credit card information and other critical data. Any accidental or willful security breaches or other unauthorized access could expose us to liability for the loss of such information, adverse regulatory action by federal and state governments, time-consuming and expensive litigation and other possible liabilities as well as negative publicity, which could severely damage our reputation. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our customers’ data, our relationships with our customers will be severely damaged, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, and we could lose customers and fail to acquire new customers.

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

The growth of the marketing automation market depends partially on the continued growth and effectiveness of anti-spam products, which may be insufficient to enable us to offer our services at a profit.

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

Another economic downturn could negatively affect the business sector, which may cause our customers to terminate existing accounts with us or cause potential customers to fail to purchase our products, resulting in a decrease in our revenue and impairing our ability to operate profitably.

Our email services are designed specifically for small and medium size organizations, including small and medium size businesses, associations and non-profits that frequently have limited budgets and may be more likely to be significantly affected by economic downturns than their larger, more established counterparts. Small organizations may choose to spend the limited funds that they have on items other than our products and may experience higher failure rates. Moreover, if small organizations experience economic hardship, they may be unwilling or unable to expend resources on marketing, including email marketing, which would negatively affect the overall demand for our products, increase customer attrition and could cause our revenue to decline. In addition, we have limited experience operating our business during an economic downturn. Accordingly, we do not know if our current business model will continue to operate effectively during an economic downturn. Furthermore, we are unable to predict the likely duration and severity of potential adverse economic conditions in the U.S. and other countries, but the longer the duration the greater risks we face in operating our business. There can be no assurance, therefore, that worsening economic conditions, or a prolonged or recurring recession, will not have a significant adverse impact on our operating and financial results.

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

We generated a net loss from continuing operations of $5.7 million in 2016. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand and grow our marketing automation platform and obtain customers. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

We may need additional capital in the future, which may not be available to us on favorable terms, or at all, and may dilute your ownership of our common stock.

We have historically relied on outside financing and cash from operations to fund our operations, capital expenditures and expansion. Although the sale of the SMTP email relay business provided the Company with a one-time source of funds, cash from operations following the divestiture is significantly lower than historic levels. We may require additional capital from equity or debt financing in the future to:

●	fund our operations;
●	respond to competitive pressures;
●	take advantage of strategic opportunities, including more rapid expansion of our business or the acquisition of complementary products, technologies or businesses; and
●	develop new products or enhancements to existing products.

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

Our common stock is traded on The NASDAQ Capital Market and, despite certain increases of trading volume from time to time, our common stock is considered “thinly-traded,” meaning that the number of persons interested in trading our common stock at any given time may be relatively small or non-existent. Finance transactions resulting in a large amount of newly issued shares that become readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our stock. As of December 31, 2016, we have outstanding a total of 3,040,735 shares of common stock that are held by certain insider stockholders. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

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

We cannot assure you that the market price for our common stock will remain at its current level and a decrease in the market price could result in substantial losses for investors. The market price of our common stock may be significantly affected by one or more of the following factors:

●	announcements or press releases relating to our industry or to our own business or prospects;
●	regulatory, legislative, or other developments affecting us or our industry generally;
●	sales by holders of restricted securities pursuant to effective registration statements or exemptions from registration; and
●	market conditions specific to our company, our industry and the stock market generally.

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

Our corporate headquarters is located in Gainesville, FL. We have a small satellite office in Kiev, Ukraine. Presently, we lease both of these office spaces.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any litigation of a material nature.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on The NASDAQ Capital Market under the symbol “SHSP”. Prior to our name change on December 1, 2015 our common stock traded on the NASDAQ Capital Market under the symbol “SMTP”. The following table set forth below lists the range of high and low sales prices for our common stock for our two most recent fiscal years.

		High	Low

2015	1st Quarter	$6.09	$4.50
	2nd Quarter	$6.35	$4.66
	3rd Quarter	$6.56	$4.60
	4th Quarter	$5.19	$3.16

2016	1st Quarter	$4.31	$2.90
	2nd Quarter	$5.68	$3.06
	3rd Quarter	$6.30	$4.48
	4th Quarter	$5.75	$5.01

*The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions or a liquid trading market.

Stockholders

As of March 27, 2017 we have a total of 8,371,547 shares of common stock outstanding, held of record by approximately 75 stockholders. We do not have any shares of preferred stock outstanding.

Dividends

Our Company did not distribute any cash dividends in 2015 or 2016. Presently, we do not have any intentions to pay a dividend and our Loan and Security Agreement with Western Alliance Bank restricts our ability to pay cash dividends on our common stock and it will continue to do so for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2016.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,128,368	$5.12	239,596
Equity compensation plans not approved by security holders (2)	170,973	$6.26	-0-
Total	1,299,341	$5.27	239,596

(1)	Reflects our 2010 Employee Stock Plan, as amended for the benefit of our directors, officers, employees and consultants. We have reserved 1,650,000 shares of common stock for such persons pursuant to that plan.
(2)	Comprised of common stock purchase warrants we issued for services.

Recent Sales of Unregistered Securities

During the period covered by this report, our Company issued the following securities without registering the securities under the Securities Act:

Securities issued as consideration for acquisition

Date	Security
March 2016	Common stock – 53,924 shares of common stock issued to satisfy earn out liability valued at $207,929 or $3.85 per share.
June 2016	Common stock – 1,039,636 shares of common stock issued to satisfy earn out liability valued at $4,000,000 or $3.85 per share.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(a)(2) of the Securities Act since the transactions did not involve any public offering.

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

On October 17, 2014, we acquired the GraphicMail group companies (“GraphicMail”) consisting of InterInbox SA, a Swiss corporation, InterCloud Ltd, a Gibraltar limited company, ERNEPH 2012A (Pty) Ltd. dba ISMS, a South African limited company, ERNEPH 2012B (Pty) Ltd. dba GraphicMail South Africa, a South African limited company, and Quattro Hosting LLC, a Delaware limited liability company. Prior to its discontinuation in the middle of 2016, GraphicMail operated as an email service provider, enabling customers to create content and manage emails being sent to customers and distribution lists.

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

Results of Operations

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

				Percent
			Change	Change
	Year Ended December 31,		from	from
	2016	2015	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$11,541,702	$9,184,307	$2,357,395	26%
Cost of Sales	4,462,440	2,781,691	1,680,749	60%
Gross Profit	$7,079,262	$6,402,616	$676,646	11%

Revenues from continuing operations increased for the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily due to growth in our SharpSpring marketing automation customer base. Revenues for our flagship marketing automation platform increased to $9.1 million in the year ended December 31, 2016 from $4.3 million in the year ended December 31, 2015. This growth in revenues was offset by reduced revenue from our traditional email marketing products (SharpSpring Mail+ and GraphicMail). Additionally, we experienced higher attrition related to the migration of customers from the GraphicMail platform to the SharpSpring Mail+ platform during the last three quarters of 2016. Currency rate changes had an approximate $228,000 negative impact on our year to date revenues for the period ending December 31, 2016 compared to the same period in 2015.

Cost of services increased for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to costs to support increased revenues and incremental business from new customer additions to SharpSpring. As a percentage of revenues, cost of services were 39% and 30% of revenues for the year ended December 31, 2016 and 2015, respectively. This reflects a lower gross margin for our SharpSpring product, which has become a much larger percent of the overall business, as we invest in resources to support the future growth of that product. Additionally, we added infrastructure costs during the year ended December 31, 2016 related to our migration of GraphicMail customers to the SharpSpring platform.

				Percent
			Change	Change
	Year Ended December 31,		from	from
	2016	2015	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$5,340,351	$5,039,395	$300,956	6%
Research and development	2,308,650	1,733,951	574,699	33%
General and administrative	4,418,500	4,005,244	413,256	10%
Change in earn out liability	219,473	2,555,649	(2,336,176)	-91%
Intangible asset amortization	1,360,105	1,508,616	(148,511)	-10%
Impairment of intangibles	1,459,541	1,310,386	149,155	11%
	$15,106,620	$16,153,241	$(1,046,621)	-6%

Sales and marketing expenses increased for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase was primarily due to an increase in marketing program spending for events and other lead generation activities. Additionally, we experienced an increase in sales and marketing headcount-related costs due to recent hires and higher commissions expense. These increases were somewhat offset by lower partner reseller fees related to the fact that the Company acquired the customer bases for several resellers during the last nine months, and ceased paying reseller fees to those partners following the acquisitions.

Research and development expenses increased for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to additional hiring of development and quality assurance staff since last year. Headcount-related costs for this group increased by approximately $463,000 in the year ended December 31, 2016 compared to the same period in 2015.

General and administrative expenses increased for the year ended December 31, 2016 as compared to the year ended December 31, 2015, with higher facilities costs and bad debt expense offsetting reductions in restructuring fees. During the third quarter of 2015, we incurred approximately $459,000 of restructuring charges, primarily associated with the departure of our former CEO.

The acquisitions of SharpSpring and GraphicMail included liability-based contingent consideration which is re-measured during each reporting period until the ultimate settlement in the first and second quarters of 2016. These re-measurements resulted in additional charges that are recorded on the Consolidated Statements of Comprehensive Income (Loss). During the years ended December 31, 2016 and 2015, we incurred charges of $219,473 and $2,555,649, respectively, related to the adjustment to the earn out liabilities for SharpSpring and GraphicMail. The charge in the year ended December 31, 2015 includes an accelerated charge for the early settlement of $5.0 million of SharpSpring earn out liability in May 2015. The GraphicMail earn out was fully settled during the quarter ended March 31, 2016 and the SharpSpring earn out was fully settled during the quarter ended June 30, 2016. As of December 31, 2016, there are no remaining earn out related charges or liabilities.

Amortization of intangible assets decreased for the year ended December 31, 2016 as compared to the year ended December 31, 2015 due primarily to the reduction of amortization related to the GraphicMail trade name and technology intangibles. Due to the elimination of the GraphicMail product and the Company’s decision to cease using the GraphicMail name brand, the Company accelerated the amortization expense of the associated intangible values to become fully amortized as of March 31, 2016. Offsetting this decrease was higher SharpSpring intangible amortization for an increased expected benefit derived in the 2016 period compared to 2015. Additionally, we incurred additional amortization expense from the acquisition of intangible assets related to the buy-out of several country partners during late 2015 and 2016 which are now being amortized.

During 2016 and 2015, we recorded impairment of intangible assets charges related to the assets acquired in the GraphicMail acquisition. In 2016, a decline in revenues related to the former customer base (migrated to SharpSpring Mail+) created an impairment in our customer relationship intangibles. In 2015, our planned migration off of the GraphicMail platform created an impairment of the trade name and technology-related intangible assets, due to the planned limited future use and benefit of the platform.

				Percent
			Change	Change
	Year Ended December 31,		from	from
	2016	2015	Prior Year	Prior Year
Other
Other income (expense), net	$442,195	$(231,718)	$673,913	n/a
Provision (benefit) for income tax	(1,869,188)	(360,409)	(1,508,779)	419%

Other income (expense) is generally related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency. However, during the year ended December 31, 2016, the Company recorded a gain related to a favorable claim from the GraphicMail escrow hold-back account of $259,760. Additionally, during the year ended December 31, 2016, the Company recorded other income in the amount of $9,871 related to the performance of services pursuant to the transition services agreement associated with the SMTP email relay product sale.

During the year ended December 31, 2016, our income tax benefit from continuing operations related to losses incurred by our consolidated U.S. entities offset by a small amount of tax expense related to income derived in foreign jurisdictions at the applicable statutory tax rates. The tax expense related to the gain on the sale of the SMTP email relay business is shown in discontinued operations, net of tax, for the year ended December 31, 2016. During the year ended December 31, 2015, our income tax expense primarily related to income derived in foreign jurisdictions, as we created a valuation allowance against certain U.S. deferred tax assets given the uncertainty of recoverability of these amounts.

				Percent
			Change	Change
	Year Ended December 31,		from	from
	2016	2015	Prior Year	Prior Year
Discontinued operations
Income from discontinued operations, net of tax	$10,666,985	$1,377,632	$9,289,353	674%

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

Our other primary sources of cash outflows from operations include payroll and payments to vendors and third party service providers. As a result of the sale of the SMTP email relay business, we also have significant cash outflows in the 2016 year related to payments of U.S. income taxes from the gain on the asset sale. In the third quarter of 2016, we made preliminary tax payments of approximately $2.6 million related to this gain (offset by other operating losses) and made additional payments of approximately $1.1 million during the fourth quarter of 2016 related to our estimated U.S. tax liability. During 2016, we also acquired customer relationship assets for cash from several former GraphicMail third party resellers. Additionally, we also disbursed $1,000,000 of cash in April 2016 for an earn out payment to the former SharpSpring shareholders and $207,929 of cash in March 2016 for an earn out payment to the former GraphicMail shareholders.

Analysis of Cash Flows

Net cash used in operating activities from our continuing operations increased by $5.3 million to $8.3 million for the year ended December 31, 2016, compared to $3.0 million for the year ended December 31, 2015. The increase in cash used in operating activities was attributable primarily to an increase in tax payments of $3.6 million and other expenditures related to growing our SaaS marketing automation platform, which generated greater losses in 2016 compared to 2015.

Net cash used in investing activities from our continuing operations was $1.2 million and $0.5 million during the year ended December 31, 2016, and 2015, respectively. For the year ending December 31, 2016, cash used in investing activities includes $724,678 of cash paid to several former GraphicMail third-party resells to acquire customer relationship assets. Additionally, the Company used $455,506 to purchase property and equipment during the year ended December 31, 2016, compared to $456,512 in the year ended December 31, 2015. The majority of the asset purchases in 2016 relate to furniture and fixtures in the Company’s new headquarters office in Gainesville, FL, while the assets acquired in 2015 related to general business growth and expansion.

Net cash used in financing activities was $1.2 million during the year ended December 31, 2016 compared to $3.5 million provided by financing activities during the year ended December 31, 2015. During the year ending December 31, 2016, the Company paid $1.0 million to the former SharpSpring shareholders and $207,929 to the former GraphicMail shareholders related to earn out payments from those 2014 acquisitions. During the year ended December 31, 2015, we raised cash in two equity financings. In the first, we raised $2 million (net of expenses) in an offering of common stock and paid $2 million to former SharpSpring shareholders related to an early settlement of part of the cash-based earn out for that acquisition. In the second equity financing, we raised approximately $3.4 million (net of expenses) from a stock offering in August 2015. We also received $141,441 related to proceeds from stock option exercises during the year ended December 31, 2015.

We had net working capital of approximately $10.5 million and negative ($1.8 million) as of December 31, 2016 and December 31, 2015, respectively. The change to positive working capital in 2016 relates to the sale proceeds from the SMTP asset sale and the settlement of the SharpSpring earn out liability (in cash and shares), both of which occurred during the year ended December 31, 2016. The negative net working capital at December 31, 2015 was primarily attributable to our short term earn out liability of $5.2 million. The majority of this earn out liability related to SharpSpring, for which 80% of the liability was ultimately settled in stock. Our cash balance increased to $8.7 million at December 31, 2016 compared to $4.2 million at December 31, 2015.

Contractual Obligations

We rent our facilities with leases ranging from month-to-month to several years in duration. Most of our service contracts are also on a month-to-month basis. However, from time to time, we enter into non-cancelable service contracts including longer-term contracts and payments for the acquisition of customer relationships from resellers. Future minimum lease payments and payments due under non-cancelable service contracts are as follows as of December 31, 2016:

2017	$745,563
2018	448,918
2019	373,015
2020	382,884
2021	292,843
Thereafter	-
$2,243,223

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2016 due to gaps in controls documentation and segregation of duties.

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

The information required by this item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2017 the Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2017 the Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2017 the Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2017 the Annual Meeting of Stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2017.

SharpSpring, Inc.

By:	/s/ Richard A. Carlson
Richard A. Carlson
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard A. Carlson	Chief Executive Officer and President (Principal Executive Officer), Director	March 30, 2017
Richard A. Carlson

/s/ Edward S. Lawton	Chief Financial Officer (Principal Financial Officer)	March 30, 2017
Edward S. Lawton

/s/ Semyon Dukach	Chair of the Board of Directors	March 30, 2017
Semyon Dukach

/s/ Vadim Yasinovsky	Director	March 30, 2017
Vadim Yasinovsky

/s/ John L. Troost	Director	March 30, 2017
John L. Troost

/s/ David A. Buckel	Director	March 30, 2017
David A. Buckel

/s/ Steven A. Huey	Director	March 30, 2017
Steven A. Huey

Report of Independent Registered Public Accounting Firm

To the Board of Directors

SharpSpring, Inc.

We have audited the accompanying consolidated balance sheet of SharpSpring, Inc. (the Company) (f/k/a SMTP, Inc.) as of December 31, 2015, and the related consolidated statements of comprehensive loss, changes in shareholders' equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SharpSpring, Inc as of December 31, 2015 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ McConnell & Jones, LLP

Houston, Texas

March 30, 2016, except for Note 5, as to which the date is March 30, 2017

4828 Loop Central Drive, Suite 1000

Houston, TX 77081

Phone: 713.968.1600

WWW.MCCONNELLJONES.COM

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of SharpSpring, Inc.

We have audited the accompanying consolidated balance sheet of SharpSpring, Inc. (the Company) (f/k/a SMTP, Inc.) as of December 31, 2016, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP

Atlanta, Georgia

March 30, 2017

SHARPSPRING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

Assets
Cash and cash equivalents	$8,651,374	$4,158,646
Accounts receivable, net of allowance for doubtful accounts of $508,288 and $23,582 at December 31, 2016 and 2015, respectively	1,261,923	794,123
Deferred income taxes	-	16,645
Income taxes receivable	1,355,180	793,189
Other current assets	1,396,642	205,143
Assets held for sale	-	45,697
Total current assets	12,665,119	6,013,443

Property and equipment, net	905,345	565,481
Goodwill	8,845,394	8,881,933
Other intangible assets, net	2,850,635	5,518,305
Deposits and other	30,464	11,280
Deferred income taxes	32,996	-
Assets held for sale	-	251,565
Total assets	$25,329,953	$21,242,007

Liabilities and Shareholders’ Equity
Accounts payable	$498,534	$609,454
Accrued expenses and other current liabilities	953,171	1,098,790
Deferred revenue	280,159	525,217
Current portion of earn out liabilities	-	5,191,116
Income taxes payable	484,349	36,469
Deferred income taxes	-	7,598
Liabilities held for sale	-	369,941
Total current liabilities	2,216,213	7,838,585

Deferred income taxes	195,495	-
Total liabilities	2,411,708	7,838,585
Commitments and Contingencies (Note 17)

Shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value, Authorized shares-50,000,000; issued shares-8,380,663 at December 31, 2016 and 7,233,035 at December 31, 2015; outstanding shares-8,360,663 at December 31, 2016 and 7,233,035 at December 31, 2015	8,381	7,233
Additional paid in capital	27,556,398	22,607,290
Accumulated other comprehensive income (loss)	(445,055)	(142,613)
Accumulated deficit	(4,117,479)	(9,068,488)
Treasury stock	(84,000)	-
Total shareholders’ equity	22,918,245	13,403,422

Total liabilities and shareholders’ equity	$25,329,953	$21,242,007

See accompanying notes to the consolidated financial statements.

SHARPSPRING, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended
	December 31,
	2016	2015
Revenue	$11,541,702	$9,184,307

Cost of services	4,462,440	2,781,691
Gross profit	7,079,262	6,402,616

Operating expenses:
Sales and marketing	5,340,351	5,039,395
Research and development	2,308,650	1,733,951
General and administrative	4,418,500	4,005,244
Change in earn out liability	219,473	2,555,649
Intangible asset amortization	1,360,105	1,508,616
Impairment of intangible assets	1,459,541	1,310,386

Total operating expenses	15,106,620	16,153,241

Operating loss	(8,027,358)	(9,750,625)
Other income (expense), net	442,195	(231,718)

Loss before income taxes	(7,585,163)	(9,982,343)
Provision (benefit) for income tax	(1,869,188)	(360,409)
Net loss from continuing operations	(5,715,975)	(9,621,934)
Net income from discontinued operations, net of tax	10,666,985	1,377,632
Net income (loss)	$4,951,010	$(8,244,302)

Net loss per share from continuing operations
Basic net loss per share	$(0.72)	$(1.51)
Diluted net loss per share	$(0.72)	$(1.51)

Net income per share from discontinued operations
Basic net income per share	$1.35	$0.22
Diluted net income per share	$1.35	$0.22

Net income (loss) per share
Basic net income (loss) per share	$0.63	$(1.30)
Diluted net income (loss) per share	$0.63	$(1.30)

Shares used in computing basic net income (loss) per share	7,895,197	6,354,134
Shares used in computing diluted net income (loss) per share	7,895,197	6,354,134

Other comprehensive income (loss):
Foreign currency translation adjustment	(302,442)	35,154
Comprehensive income (loss)	$4,648,568	$(8,209,148)

See accompanying notes to the consolidated financial statements.

SHARPSPRING, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated			Retained
			Additional	Other			Earnings
	Common Stock		Paid in	Comprehensive	Treasury Stock		(Accumulated
	Shares	Amount	Capital	Loss	Shares	Amount	Deficit)	Total
Balance, December 31, 2014	5,447,528	5,448	13,248,992	(177,767)	-	-	(824,185)	12,252,487
Stock based compensation - stock options	-	-	689,871	-	-	-	-	689,871
Issuance of common stock for cash	1,198,984	1,199	5,485,707	-	-	-	-	5,486,906
Issuance of common stock for services	41,068	41	182,019	-	-	-	-	182,060
Issuance of common stock for earn out payment	545,455	545	2,999,455	-	-	-	-	3,000,000
Tax benefit from stock-based award activity, net	-	-	1,246	-	-	-	-	1,246
Foreign currency translation adjustment	-	-	-	35,154	-	-	-	35,154
Net loss	-	-	-	-	-	-	(8,244,302)	(8,244,302)
Balance, December 31, 2015	7,233,035	7,233	22,607,290	(142,613)	-	-	(9,068,488)	13,403,422
Stock based compensation - stock options	-	-	510,002	-	-	-	-	510,002
Issuance of common stock for cash	3,088	3	12,214	-	-	-	-	12,217
Issuance of common stock for services	50,976	51	220,479	-	-	-	-	220,530
Issuance of common stock for earn out payment	1,093,564	1,094	4,206,835	-	-	-	-	4,207,929
Receipt of treasury shares of shares	-	-	-	-	20,000	(84,000)	-	(84,000)
Tax benefit from stock-based award activity, net	-	-	(422)	-	-	-	-	(422)
Foreign currency translation adjustment	-	-	-	(302,442)	-	-	-	(302,442)
Net income	-	-	-	-	-	-	4,951,010	4,951,010
Balance, December 31, 2016	8,380,663	$8,381	$27,556,398	$(445,055)	20,000	$(84,000)	$(4,117,479)	$22,918,245

See accompanying notes to the consolidated financial statements.

SHARPSPRING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$4,951,010	$(8,244,302)
Deduct: Income from discontinued operations, net of income taxes	10,666,985	1,377,632
Net loss from continuing operations	(5,715,975)	(9,621,934)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,519,257	1,598,032
Impairment of intangibles	1,459,541	1,310,386
Excess tax benefits from share-based payments	-	(1,247)
Non-cash stock compensation	705,649	842,863
Deferred income taxes	167,757	842,688
Loss on disposal of property and equipment	128,978	2,491
Non-cash change in value of earn out liability	219,473	2,556,209
Non-cash gain from escrow claim	(84,000)	-
Unearned foreign currency (gain) loss	(185,414)	152,211
Changes in operating assets and liabilities:
Accounts receivable	(499,516)	(428,764)
Other assets	(210,715)	(18,734)
Income taxes, net	(5,706,659)	(445,145)
Accounts payable	(156,081)	238,957
Accrued expenses and other current liabilities	271,058	71,487
Deferred revenue	(246,721)	(91,703)
Net cash provided by (used in) operating activities - Continuing operations	(8,333,368)	(2,992,203)
Net cash provided by (used in) operating activities - Discontinued operations	1,265,364	1,493,756
Net cash used in operating activities	(7,068,004)	(1,498,447)

Cash flows from investing activities:
Purchases of property and equipment	(455,506)	(456,512)
Acquisitions of customer assets from resellers	(724,678)	-
Net cash provided by (used in) investing activities - Continuing operations	(1,180,184)	(456,512)
Net cash provided by (used in) investing activities - Discontinued operations	13,945,548	(169,219)
Net cash provided by (used in) investing activities	12,765,364	(625,731)

Cash flows from financing activities:
Payment to reduce earn out liabilities	(1,207,929)	(2,000,000)
Proceeds from exercise of stock options	12,217	141,441
Proceeds from issuance of common stock	-	5,332,023
Excess tax benefits from share-based payments	(422)	1,247
Net cash provided by (used in) financing activities - Continuing operations	(1,196,134)	3,474,711
Net cash provided by (used in) financing activities - Discontinued operations	-	-
Net cash provided by (used in) financing activities	(1,196,134)	3,474,711

Effect of exchange rate on cash	(8,498)	(17,407)

Change in cash and cash equivalents	4,492,728	1,333,126

Cash and cash equivalents, beginning of period	4,158,646	2,825,520

Cash and cash equivalents, end of period	$8,651,374	$4,158,646

Supplemental information on consolidated statements of cash flows:
Cash paid for income taxes	$3,643,858	$130,292

Supplemental information on non-cash investing and financing activities:
Receipt of common stock for escrow claim	$84,000	$-
Settlement of earn out liabilities with common stock	$(4,207,929)	$(3,000,000)
Other receivable created for sale of SMTP email relay business	$(1,000,000)	$-

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

Our Company focuses on providing cloud-based marketing automation solutions. Our SharpSpring marketing automation solution is designed to increase the rates at which businesses generate leads and convert leads to sales opportunities by improving the way businesses communicate with customers and prospects. Our products are marketed directly by us and through a small group of reseller partners. Prior to June 27, 2016, our Company also provided cloud-based email relay delivery services to its customers.

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

Operating Segments

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s chief executive officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assess the performance of these resources on a consolidated basis. The Company does not present geographical information about revenues because it is impractical to do so.

Foreign Currencies

The Company’s subsidiaries utilize the U.S. Dollar, Swiss Franc, South African Rand and British Pound as their functional currencies. The assets and liabilities of these subsidiaries are translated at ending exchange rates for the respective periods, while revenues and expenses are translated at the average rates in effect for the period. The related translation gains and losses are included in other comprehensive income or loss within the Consolidated Statements of Comprehensive Loss.

SHARPSPRING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Accounts Receivable

Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection. Management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. The Company reserves for receivables that are determined to be uncollectible, if any, in its allowance for doubtful accounts. The Company had an allowance for doubtful accounts of $508,288 and $23,582 as of December 31, 2016 and 2015, respectively. After the Company has exhausted all collection efforts, the outstanding receivable is written off against the allowance.

Intangibles

Finite-lived intangible assets include trade names, developed technologies and customer relationships and are amortized based on the estimated economic benefit over their estimated useful lives, with periods ranging from 5 to 11 years. We continually evaluate the reasonableness of the useful lives of these assets. Finite-lived intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. Impairment losses are measured as the amount by which the carrying value of an asset group exceeds its fair value and are recognized in operating results. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an asset group. The dynamic economic environment in which the Company operates and the resulting assumptions used to estimate future cash flows impact the outcome of these impairment tests. During the year ended December 31, 2016, the Company recorded an impairment loss of $1,459,541 related to the impaired recovery of its GraphicMail customer relationship assets due to significant erosion of that customer base following the migration onto the SharpSpring Mail+ product. During the year ended December 31, 2015, the Company recorded an impairment loss of $1,310,386 related to the impaired recovery of its GraphicMail technology and trade name assets after the decision was made to discontinue using the GraphicMail technology and brand.

Goodwill and Impairment

As of December 31, 2016 and 2015, we had recorded goodwill of $8,845,394 and $8,881,933, respectively. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the SharpSpring and GraphicMail acquisitions (See Note 3). Under FASB ASC 350, “Intangibles - Goodwill and Other” deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-10, and written down when impaired.

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

The Company applies the authoritative guidance in accounting for uncertainty in income taxes recognized in the consolidated financial statements. This guidance prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. There are no material uncertain tax positions taken by the Company on its tax returns. Tax years subsequent to 2012 remain open to examination by U.S. federal and state tax jurisdictions.

In determining the provision for income taxes, the Company uses statutory tax rates and tax planning opportunities available to the Company in the jurisdictions in which it operates. This includes recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns to the extent pervasive evidence exists that they will be realized in future periods. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which are expected to be in effect in the years in which the temporary differences are expected to reverse. In accordance with the Company’s income tax policy, significant or unusual items are separately recognized in the period in which they occur. The Company is subject to routine examination by domestic and foreign tax authorities and frequently faces challenges regarding the amount of taxes due. These challenges include positions taken by the Company related to the timing, nature and amount of deductions and the allocation of income among various tax jurisdictions. As of December 31, 2016, the Company is not being examined by domestic or foreign tax authorities.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred. Depreciation expense from continuing operations related to property and equipment was $159,152 and $89,416 for the years ended December 31, 2016 and 2015, respectively.

Property and equipment as of December 31 is as follows:

	December 31, 2016	December 31, 2015
Property and equipment, net:
Leasehold improvements	$128,122	$1,909
Furniture and fixtures	316,819	126,929
Computer equipment and software	641,722	295,613
Construction in progress	-	280,000
Total	1,086,663	704,451
Less: Accumulated depreciation and amortization	(181,318)	(138,970)
	$905,345	$565,481

SHARPSPRING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Useful lives are as follows:

Leasehold improvements	3-5 years
Furniture and fixtures	3-5 years
Computing equipment	3 years
Software	3-5 years

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

For the Company’s internet-based SharpSpring marketing automation solution, the services are typically offered on a month-to-month basis with a fixed fee charged each month depending on the size of the engagement with the customer. Monthly fees are recorded as revenue during the month they are earned. Some customers are charged annually, for which revenues are deferred and recorded ratably over the subscription period. The Company also charges transactional-based fees if monthly volume limitations are reached or other chargeable activity occurs. Additionally, customers are typically charged an upfront implementation and training fee. The upfront implementation and training fees represent short-term “use it or lose it” services offered for a flat fee. Such flat fees are recognized over the service period, which is 60 days.

For the Company’s SMTP email delivery product (prior to its sale in June 2016), the Company’s GraphicMail email product (which was discontinued in 2016) and the SharpSpring Mail+ product, services are provided over various contractual periods for a fixed fee that varies based on a maximum volume of transactions. Revenue is recognized on a straight-line basis over the contractual period. If the customer’s transactions exceed contractual volume limitations, overages are charged and recorded as revenue in the periods in which the transaction overages occur.

During 2015 and the first half of 2016, certain of the Company’s GraphicMail customers were sold through third party resellers. In some cases, we allowed the third party resellers to collect the funds directly from the customer, withhold their own reseller fee, and remit the net amount owed back to the Company. In those situations, because the Company is the primary obligor in the arrangement, the Company recorded the gross revenue and expenses such that 100% of the end customer revenue is reported by the Company and a corresponding expense is recorded for the reseller fee. The Company discontinued selling through third party resellers for the GraphicMail and SharpSpring Mail+ products during 2016.

From time to time, the Company offers refunds to customers and experiences credit card chargebacks relating to cardholder disputes that are commonly experienced by businesses that accept credit cards. The Company makes estimates for refunds and credit card chargebacks based on historical experience.

Deferred Revenue

Some of the Company’s customers pay for services in advance on a periodic basis (such as monthly, quarterly, annually or bi-annually). Also, the Company charges an upfront implementation and training fee for its SharpSpring marketing automation solution that is paid in advance, for which services are performed over a 60-day period. Deferred revenue consists of payments received in advance of the Company’s providing the services. Deferred revenues are amortized on a straight-line basis in connection with the contractual period or recorded as revenue when the services are used.

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

SHARPSPRING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents. At December 31, 2016 and 2015, the Company had cash balances at financial institutions that exceed federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the years ended December 31, 2016, and 2015, there were no customers that accounted for more than 10% of total revenue or 10% of total accounts receivable.

Cost of Services

Cost of services consists primarily of the direct labor costs, technology hosting costs, software license costs, and fees paid to resellers of the Company’s product.

Credit Card Processing Fees

Credit card processing fees are included as a component of general and administrative expenses and are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising and marketing expenses from continuing operations was $1,619,294 and $869,603 for the years ended December 31, 2016 and 2015, respectively.

Research and Development Costs and Capitalized Software Costs

We capitalize certain costs associated with internal use software during the application development stage, mostly related to software that we use in providing our hosted solutions. We expense costs associated with preliminary project phase activities, training, maintenance and any post-implementation period costs as incurred. For the years ended December 31, 2016 and December 31, 2015, we capitalized $5,239 and $115,649, respectively, in software development costs. We amortize capitalized software costs over the estimated useful life of the software, which is typically estimated to be 3 years, once the related project has been completed and deployed for customer use. At December 31, 2016 and December 31, 2015, the net carrying value of capitalized software was $78,005 and $99,764, respectively.

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

The SharpSpring earn out was initially $10,000,000, payable 60% in cash and 40% in stock, depending on SharpSpring achieving certain revenue levels in 2015. At the time of the acquisition, the Company utilized the income approach to estimate the fair value of the earn out. The Company analyzed scenarios and determined a probability weighting for each scenario. The Company calculated the earn out payments based on the respective revenues for each scenario and then weighted the resulting payment by the probabilities of achieving each scenario. In order to calculate an appropriate risk-adjusted discount rate for the earn out, the Company calculated the weighted average cash-flows of the business based on the three scenarios and their respective weightings. The Company then calculated an implied internal rate of return (“IRR”) of 18.9%, which is the discount rate necessary in order to reconcile the weighed cash-flows of the three scenarios to the total purchase price including the earn out payment. The earn out payment was then discounted by the 18.9% IRR. Based on these methods and the Company’s original assessment of meeting those revenue levels in 2015, an earn out liability of $6,963,000 was originally recorded as a liability during purchase accounting. This was re-measured in each subsequent quarter since the transaction, resulting in additional charges of $222,000 and $2,133,000 during the years ended December 31, 2016 and December 31, 2015, respectively. These earn out adjustments have been recorded on the Consolidated Statement of Comprehensive Income (Loss) for the respective periods.

SHARPSPRING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company entered into a transaction with RCTW, LLC, a Delaware limited liability company, f/k/a SharpSpring, LLC (“RCTW”) during May 2015 to pay a portion of the cash-based earn out early, as well as to agree that the future earn out for the SharpSpring assets would be paid in its entirety. Although the Company was obligated to pay the full earn out for the SharpSpring assets, the earn out liability value was increased over time as a result of the discount factor applied to the liability. The final payments against the earn out of $1.0 million in cash and $4.0 million in common stock occurred in the quarter ended June 30, 2016 and there was no remaining liability as of December 31, 2016.

As of December 31, 2016, management had completed its evaluation of the fair value of certain intangible and other net assets acquired and there will be no future changes.

The following table presents the components of the purchase price consideration:

Cash consideration	$5,000,000
Earn out liability	6,963,000
Liabilities assumed	149,841
Total purchase price	$12,112,841

The following represents the allocation of the purchase price to the acquired net tangible and intangible assets acquired and liabilities assumed of SharpSpring:

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

SHARPSPRING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pursuant to the equity interest purchase agreement, the Company was liable for an earn out of up to $0.8 million, related to GraphicMail achieving certain revenue levels in 2015. The Company utilized the income approach to estimate the fair value of the earn out. The Company analyzed scenarios and determined a probability weighting for each scenario. The Company calculated the earn out payments based on the respective revenues for each scenario and then weighted the resulting payment by the probabilities of achieving each scenario. In order to calculate an appropriate risk-adjusted discount rate for the earn out, the Company calculated the weighted average cash-flows of the business based on the three scenarios and their respective weightings. The Company then calculated an implied internal rate of return (“IRR”) of 29.8%, which is the discount rate necessary in order to reconcile the weighed cash-flows of the three scenarios to the total purchase price including the earn out payment. The earn out payment was then discounted by the 29.8% IRR. Based on these methods and the Company’s initial assessment of meeting those revenue levels in 2015, an earn out liability of $36,000 was recorded as a liability during purchase accounting. This was re-measured in the subsequent quarters, resulting in a benefit of $2,527 during the year ended December 31, 2016 and additional charges of $422,649 during the year ended December 31, 2015. During the quarter ended March 31, 2016, the Company paid $415,858 in the form of $207,929 in cash and 53,924 shares of common stock in full settlement of the earn out liability to the former GraphicMail shareholders.

Additionally, in March 2016, the Company received $175,970 in cash and 20,000 shares of Company stock (valued at $84,000) from the GraphicMail escrow fund related to an indemnified claim for unrecorded liabilities at the time of the acquisition. The total value of the claim of $259,970 was recorded as a gain in other income (expense), net during the year ended December 31, 2016. The Company accounted for the receipt of 20,000 shares as treasury stock with a carrying value of $84,000.

Note 4: Asset Purchase Agreements

During 2015 and 2016, the Company entered into separation agreements with several third-party GraphicMail resellers to terminate the reseller arrangements and for the Company to purchase the customer relationships that each had accumulated as a GraphicMail reseller. Pursuant to the terms of the separation agreements, the Company will make cash payments to the resellers in exchange for the rights to the customer relationships. The Company accounted for these purchases as intangible asset acquisitions. The aggregate estimated purchase price for the intangible assets acquired during the years ended December 31, 2016 and December 31, 2015 was approximately $143,000 and $574,000, respectively, combining for an aggregate total of $717,000. As of December 31, 2016, approximately $608,000 of the consideration had been paid and approximately $109,000 was included in accrued liabilities on the Consolidated Balance Sheets.

Note 5: Dispositions

On June 27, 2016, the Company completed the sale of the assets and deferred revenue liabilities of its SMTP email relay business (“SMTP”) to the Electric Mail Company for approximately $15.0 million. Of the total proceeds from the sale of SMTP, approximately $1.0 million in cash is held in escrow to be received in July 2017, and recorded in Other current assets at December 31, 2016. In conjunction with the sale, the Company also entered into a transition services agreement (the “TSA”) with the buyer to assist in the transition of operations over a six-month period, with an option to extend for an additional six months. Pursuant to the terms of the transition services agreement, in exchange for assisting in the transfer of operations, the Company may continue utilizing the SMTP email relay platform for its email sending needs at no cost. Although no cash was exchanged for the services performed by the parties to the TSA, the Company recorded the estimated cost to utilize the SMTP sending platform as a cost of sale and recorded a benefit to Other income (expense), net for the value of services provided to the Electric Mail Company. Also, in conjunction with the sale, the Company abandoned a software asset that was not acquired, but will not be utilized by the Company in the future. The Company recorded a gain on the sale of SMTP of approximately $9.8 million, net of tax of $5.2 million in the second quarter of 2016.

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

SHARPSPRING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial information for the SMTP email relay business for the year ended December 31, 2016 and 2015, are presented in the following table:

	Three Months Ended		Year Ended
	December 31,		December 31,
	2016	2015	2016	2015
Revenue	$-	$1,367,252	$2,746,378	$5,404,870

Cost of services	-	276,465	642,013	1,169,175
Gross profit	-	1,090,787	2,104,365	4,235,695

Operating expenses:
Sales and marketing	-	43,013	177,265	789,308
Research and development	-	127,198	152,898	429,318
General and administrative	-	204,368	474,048	817,081

Total operating expenses	-	374,579	804,211	2,035,707

Operating income	-	716,208	1,300,154	2,199,988
Other income (expense), net, before gain on sale	-	-	-	-

Income before income taxes, before gain on sale	-	716,208	1,300,154	2,199,988
Income tax expense	-	267,719	447,675	822,356
Net income, before gain on sale	$-	$448,489	$852,479	$1,377,632

Gain on sale of discontinued operations, net of tax expense of $5,154,026	-	-	9,814,506	-
Income from discontinued operations, net of income taxes	$-	$448,489	$10,666,985	$1,377,632

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

The assets and liabilities of discontinued operations are stated separately as of December 31, 2015, in the Consolidated Balance Sheets and are comprised of the following items:

December 31, 2015

Assets
Other current assets	$45,697
Total current assets held for sale	45,697

Property and equipment, net	251,565
Total assets held for sale	$297,262

Liabilities and Shareholders’ Equity
Deferred revenue	369,941
Total liabilities held for sale	$369,941

SHARPSPRING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6: Goodwill and Other Intangible Assets

Goodwill and acquired intangible assets are initially recorded at fair value and measured periodically for impairment. In performing the Company’s annual impairment analysis during the fourth quarters of 2016 and 2015, the Company determined that the carrying amount of the Company’s goodwill was recoverable and no additional tests were required. Since some of the goodwill is denominated in foreign currencies, relatively minor changes to the goodwill balance occur over time due to changes in foreign exchange rates. During 2016, changes in foreign exchange rates caused a reduction to goodwill of $36,539.

In addition to our annual goodwill impairment review, the Company also performs periodic reviews of the carrying value and amortization periods of other acquired intangible assets. If indicators of impairment are present, an estimate of the undiscounted cash flows that the specific asset is expected to generate must be made to ensure that the carrying value of the asset can be recovered. These estimates involve significant subjectivity.

During the year ended December 31, 2016, the Company recorded an impairment loss of $1,459,541 related to the impaired recovery of its GraphicMail customer relationship assets due to significant erosion of that customer base following the migration onto the SharpSpring Mail+ product. During the year ended December 31, 2015, the Company recorded an impairment of its GraphicMail technology and trade name assets in the amount of $1,310,386 related to the decision to migrate customers off of the GraphicMail platform and abandon the trade name in 2016. The impairments have been included in the Accumulated Amortization referenced below.

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	As of December 31, 2016
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$326,992	$(256,988)	$70,004
Technology	3,686,270	(2,001,270)	1,685,000
Customer relationships	4,024,005	(2,928,374)	1,095,631
Unamortized intangible assets:	8,037,267	(5,186,632)	2,850,635
Goodwill			8,845,394
Total intangible assets			$11,696,029

	As of December 31, 2015
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$367,800	$(245,551)	$122,249
Technology	3,993,089	(1,888,516)	2,104,573
Customer relationships	4,175,479	(883,996)	3,291,483
Unamortized intangible assets:	8,536,368	(3,018,063)	5,518,305
Goodwill			8,881,933
Total intangible assets			$14,400,238

Estimated amortization expense for 2017 and subsequent years is as follows:

2017	$514,627
2018	435,996
2019	435,996
2020	435,996
2021	435,996
Thereafter	592,024
Total	$2,850,635

SHARPSPRING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amortization expense, excluding impairments, for the years ended December 31, 2016 and 2015 was $1,360,105 and $1,508,616, respectively.

Note 7: Restructuring Costs

During the year ended December 31, 2016, in an effort to consolidate operations into one primary office, the Company executed a plan to close its South African offices in Cape Town and Johannesburg and terminate approximately 50 resources based in those offices. All employees were notified of the restructuring during the month of September 2016. The Company recorded pre-tax restructuring expenses associated with severance, asset write offs and contract termination expenses of $294,249 in 2016 as follows:

Cost of services	$83,544
Sales and marketing	102,904
Research and development	30,693
General and administrative	77,108
$294,249

At December 31, 2016, our remaining liability for restructuring expenses was as follows:

Facility closure costs	$10,705
Accrued contract termination fees	-
Accrual balance - December 31, 2016	$10,705

A rollforward of the activity in the restructuring accrual during the period was as follows:

Accrual balance - December 31, 2015	$-
Amounts charged to expense	294,249
Payments charged against accrual	(283,544)
Accrual balance - December 31, 2016	$10,705

During the year ended December 31, 2015, the Company incurred restructuring charges of approximately $528,000, primarily associated with the departure of its former Chief Executive Officer. There was no remaining liability as of December 31, 2015.

Note 8: Credit Facility

In March 2016, the Company entered into a $2.5 million revolving loan agreement (the “Loan Agreement”) with Western Alliance Bank. The facility matures on March 21, 2018 and has no mandatory amortization provisions and is payable in full at maturity. Loan proceeds accrue interest at the higher of Western Alliance Bank’s Prime interest rate (3.75% as of December 31, 2016) or 3.5%, plus 1.75%. The Loan Agreement is collateralized by a lien on substantially all of the existing and future assets of the Company and secured by a pledge of 100% of the capital stock of SharpSpring Technologies, Inc. and Quattro Hosting, LLC and a 65% pledge of the Company’s foreign subsidiaries’ stock. The Loan Agreement subjects the Company to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions. The Loan Agreement also restricts our ability to pay cash dividends on our common stock. During June 2016, the Company amended the Loan Agreement to modify its financial covenants and allow for the sale of the SMTP business assets. There are no amounts outstanding under the Loan Agreement as of December 31, 2016 and no events of default have occurred to date. As of December 31, 2016, based on the borrowing base calculations $1,633,721 was available for withdrawal under the Loan Agreement.

SHARPSPRING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In March 2016, the Company issued 53,924 shares of common stock to the former owners of GraphicMail in satisfaction of the GraphicMail stock-based earn out (see Note 3). Additionally, in March 2016, the Company received 20,000 shares of stock from the GraphicMail escrow fund related to an indemnified claim.

In June 2016, the Company issued 1,039,636 shares of common stock to the RCTW, LLC shareholders to satisfy the remaining stock-based portion of the SharpSpring earn out (see Note 3).

Note 10: Changes in Accumulated Other Comprehensive Income (Loss)

Foreign Currency
Translation
Adjustment
Balance as of December 31, 2015	$(142,613)
Other comprehensive income (loss) prior to reclassifications	-
Amounts reclassified from accumulated other comprehensive income	-
Tax effect	-
Net current period other comprehensive loss	(302,442)
Balance as of December 31, 2016	$(445,055)

Note 11: Net Loss Per Share

Computation of net income per share is as follows:

	Three Months Ended		Year Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net income (loss)	$(2,188,332)	$(3,918,587)	$4,951,010	$(8,244,302)

Basic weighted average common shares outstanding	8,356,735	7,229,950	7,895,197	6,354,134
Add incremental shares for:
Warrants	-	-	-	-
Stock options	-	-	-	-
Diluted weighted average common shares outstanding	8,356,735	7,229,950	7,895,197	6,354,134

Net loss per share:
Basic	$(0.26)	$(0.54)	$0.63	$(1.30)
Diluted	$(0.26)	$(0.54)	$0.63	$(1.30)

SHARPSPRING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the year ended December 31, 2016, 1,128,368 stock options and 170,973 warrants were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive. For the year ended December 31, 2015, 1,066,710 stock options and 170,973 warrants were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive.

Pursuant to ASC 260, Earnings Per Share, since a loss is reported from continuing operations, diluted net loss per share has been computed with the same average common shares outstanding as basic net loss per share, even during periods when the discontinued operations provide for an overall consolidated net income.

Note 12: Income Taxes

Income taxes for years ended December 31, is summarized as follows:

	Year Ended
	December 31,
	2016	2015
Current provision	$3,451,571	$(519,437)
Payable true-up	101,783	119,838
Deferred provision (benefit)	179,159	861,546
Net income tax provision	3,732,513	461,947
Less: net income tax provision from discontinued operations	(5,601,701)	(822,356)
Net income tax provision from continuing operations	$(1,869,188)	$(360,409)

	Year Ended
	December 31,
	2016	2015
From continuing operations:
Federal	$(2,366,022)	$(133,046)
State	32,928	(227,988)
Foreign	463,906	625
Net income tax provision	$(1,869,188)	$(360,409)

From discontinued operations:
Federal	$5,531,353	$753,996
State	70,348	68,360
Foreign	-	-
Net income tax provision	$5,601,701	$822,356

A reconciliation of income tax for continuing operations computed at the U.S. statutory rate to the effective income tax rate is as follows:

	2016		2015
	Amount	Percent	Amount	Percent

Federal statutory rates on continuing operations	$(2,578,955)	34%	$(3,393,997)	34%
State income taxes, net of federal benefit	32,928	0%	(227,988)	2%
Permanent differences	621,683	-8%	27,691	0%
Other	375,738	1%	133,295	-1%
Credits	(164,297)	-5%	-	0%
Foreign	29,040	0%	193,108	-2%
Valuation Allowance	(185,325)	2%	2,907,482	-29%
Effective rate from continuing operations	$(1,869,188)	25%	$(360,409)	4%

SHARPSPRING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the components of the Company’s deferred tax assets:

	December 31,
	2016	2015
Deferred tax assets:
Accrual to cash	$184,958	$264,031
Stock-based compensation	595,576	550,299
Depreciation	-	43,002
Intangibles	1,140,222	1,780,593
NOL	939,725	302,273
Unrealized gains	-	432
Valuation allowance	(2,560,975)	(2,923,985)
Deferred tax assets, net of valuation allowance	299,506	16,645
Deferred tax liabilities:
Asset dispositions	(309,479)	-
Depreciation	(152,542)	-
Other	16	(7,598)
Deferred tax liabilities	(462,005)	(7,598)
Net deferred tax assets (liabilities)	$(162,499)	$9,047

The company has foreign net operating loss carryforwards of approximately $939,725 and $692,993 as of December 31, 2016 and 2015, respectively. Depending on the jurisdiction, some of these net operating loss carryovers will begin to expire within 3 years, while other net operating losses can be carried forward indefinitely as long as the company is trading.

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

At December 31, 2016 we have established a $2.6 million valuation allowance against certain deferred tax assets given the uncertainty of recoverability of these amounts.

In making our assessment of deferred tax asset recoverability, we considered our historical financial results, our projected future financial results, the planned reversal of existing deferred tax liabilities and the impact of any tax planning actions. Based on our analysis we noted both positive and negative factors relative to our ability to support realization of certain deferred tax assets. However, based on the weighting of all the evidence, including the near term effect on our income projections of investments we are making in our team, product and systems infrastructure, we concluded that it was more likely than not that the majority of our deferred tax assets related to temporary differences and net operating losses may not be recovered. The establishment of a valuation allowance has no effect on our ability to use the underlying deferred tax assets prior to expiration to reduce cash tax payments in the future to the extent that we generate taxable income.

Note 13: Defined Contribution Retirement Plan

Starting in 2016, we offered our U.S. employees the ability to participate in a 401(k) plan. Eligible U.S. employees may contribute up to 60% of their eligible compensation, subject to limitations established by the Internal Revenue Code. The Company contributes a matching contribution equal to 100% of each such participant’s contribution up to the first 3% of their annual eligible compensation. During 2015, we provided similar matching contributions into eligible U.S. employees’ SIMPLE IRA accounts. We charged $108,228 and $69,924 to expense in the years ended December 31, 2016 and 2015, respectively, associated with our matching contribution for those years.

Note 14: Related Party Transactions

Intercompany transactions have been eliminated in our consolidated financial statements. There were no material related party transactions for the years ended December 31, 2016 or 2015.

SHARPSPRING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15: Stock-Based Compensation

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

Option awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
	2016	2015

Volatility	38% - 50%	29% - 39%
Risk-free interest rate	1.12% - 1.93%	1.31% - 1.94%
Expected term	6.25 years	6.25 years

The weighted average grant date fair value of stock options granted during the year ended December 31, 2016 was $2.06.

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

Stock option awards are expensed on a straight-line basis over the requisite service period. During the year ended December 31, 2016 and 2015, the Company recognized expense of $510,002 and $689,871, respectively, associated with stock option awards. At December 31, 2016, future stock compensation expense associated with stock options (net of estimated forfeitures) not yet recognized was $1,115,816 and will be recognized over a weighted average remaining vesting period of 2.8 years. The following summarizes stock option activity for the year ended December 31, 2016:

			Weighted
	Number of	Weighted Average	Average Remaining	Aggregate Intrinsic
	Options	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2015	1,066,360	$5.37	7.4	$64,500

Granted	264,750	4.32
Exercised	(3,088)	3.96
Forfeited	(199,654)	5.40
Outstanding at December 31, 2016	1,128,368	$5.12	7.0	$514,439

Exercisable at December 31, 2016	527,539	$5.32	5.0	$205,828

The total intrinsic value of stock options exercised during the year ended December 31, 2016 was $2,368.

SHARPSPRING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock Awards

During the year ended December 31, 2016 and 2015, the Company issued 50,976 and 41,068 shares, respectively, to non-employee directors as compensation for their service on the board. Such stock awards are immediately vested.

Stock awards are valued based on the closing price of our common stock on the date of grant, and compensation cost is recorded immediately if there is no vesting period or on a straight line basis over the vesting period. The total fair value of stock awards granted, vested and expensed during the year ended December 31, 2016 and 2015 was $220,530 and $182,060, respectively. As of December 31, 2016, there was no unrecognized compensation cost related to stock awards.

Note 16: Warrants

On January 30, 2014, in connection with an $11.5 million financing transaction, the Company issued 80,000 warrants to purchase common stock at an exercise price of $7.81 per share with a term of 5 years. The fair value of the warrants was determined using the Black-Scholes option valuation model. The warrants expire on January 30, 2020 and have a remaining contractual life of 3.1 years as of December 31, 2016. These warrants became exercisable on January 30, 2015.

On, January 28, 2015, the Company cancelled 30,000 warrants originally issued on August 1, 2013 in connection with a consulting agreement in exchange for the Company issuing 5,000 shares of restricted Company common stock.

The following table summarizes information about the Company’s warrants at December 31, 2016:

			Weighted
	Number of	Weighted Average	Average Remaining	Intrinsic
	Units	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2015	170,973	$6.26	5.6	$-

Granted	-	-
Cancelled	-	-
Outstanding at December 31, 2016	170,973	$6.26	4.6	$33,660

Exercisable at December 31, 2016	170,973	$6.26	4.6	$33,660

No warrants were issued in 2016 or 2015.

Note 17: Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. The Company is not a party to any litigation of a material nature.

Operating Leases and Service Contracts

The Company rents its facilities with leases ranging from month-to-month to several years in duration, and records lease expense as incurred. The Company rent expense associated with its leased facilities of $500,183 and $352,265 during the years ended December 31, 2016 and December 31, 2015, respectively.

Most of its service contracts are on a month-to-month basis, however, some contracts and agreements extend out to longer periods. Future minimum lease payments and payments due under non-cancelable service contracts are as follows as of December 31, 2016:

2017	$745,563
2018	448,918
2019	373,015
2020	382,884
2021	292,843
Thereafter	-
$2,243,223

Employment Agreements

The Company has employment agreements with several members of its leadership team and executive officers.

INDEX TO EXHIBITS

Exhibit Number	Title of Document	Location

3.1	Certificate of Incorporation	Incorporated by reference to our Form S-1 filed on December 2, 2010

3.2	Amendment to Certificate of Incorporation	Incorporated by reference to our Form 8-K filed on December 17, 2013

3.3	Amendment to Certificate of Incorporation	Incorporated by reference to our Form 8-K filed December 1, 2015

3.4	Bylaws	Incorporated by reference to our Registration Statement on Form S-1 filed on December 2, 2010

10.1	Extension Agreement dated March 15, 2016, by and between the Company and RCTW, LLC.	Incorporated by reference to our Form 8-K filed on March 17, 2016

10.2	Asset Purchase Agreement dated August 12, 2014, by and between the Company and RCTW, LLC	Incorporated by reference to our Form 8-K filed on August 15, 2014

10.3	Loan Agreement dated March 21, 2016, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to our Form 8-K filed on March 22, 2016

10.4	Intellectual Property Security Agreement dated March 21, 2016, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to our Form 8-K filed on March 22, 2016

10.5	Amendment to 2010 Employee Stock Plan	Incorporated by reference to Appendix A to the Company’s Definitive Schedule 14A filed on April 15, 2016

10.6	2010 Employee Stock Plan	Incorporated by reference to Form S-1 filed on December 2, 2010

10.7	Asset Purchase Agreement dated June 27, 2016, by and between SharpSpring, Inc. and The Electric Mail Company	Incorporated by reference to our Form 8-K filed June 28, 2016

10.8	Loan and Security Modification Agreement dated June 24, 2016, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to our Form 8-K filed on June 28, 2016

10.9	Travis Whitton Employee Agreement Amendment dated June 19, 2015	Incorporated by reference to our Form 8-K filed on July 8, 2016

10.10	Travis Whitton Employee Agreement dated August 15, 2014	Incorporated by reference to our Form 8-K filed on July 8, 2016

14.1	Code of Ethics and Business Standards	Incorporated by reference to our Form 8-K filed on January 14, 2014

21.1	Subsidiaries of the registrant	Incorporated by reference to Note 3 of the Financial Statements included in Part II – Item 7 of this Form 10-K

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.1	XBRL	Filed herewith

