Form 10-Q
period 2017-03-31
SharpSpring, Inc.
filed 2017-05-15
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,384,333 shares of common stock as of May 12, 2017.

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

Item 1. Financial Statements.

SharpSpring, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$7,728,919	$8,651,374
Accounts receivable, net of allowance for doubtful accounts of $600,803 and $508,288 at March 31, 2017 and December 31, 2016, respectively	1,068,958	1,261,923
Income taxes receivable	1,478,418	1,355,180
Other current assets	1,346,307	1,396,642
Total current assets	11,622,602	12,665,119

Property and equipment, net	924,049	905,345
Goodwill	8,852,305	8,845,394
Other intangible assets, net	2,720,636	2,850,635
Deferred income taxes	33,634	32,996
Deposits and other	25,635	30,464
Total assets	$24,178,861	$25,329,953

Liabilities and Shareholders' Equity
Accounts payable	$658,216	$498,534
Accrued expenses and other current liabilities	913,383	953,171
Deferred revenue	283,658	280,159
Income taxes payable	471,979	484,349
Total current liabilities	2,327,236	2,216,213

Deferred income taxes	233,101	195,495
Total liabilities	2,560,337	2,411,708
Commitments and contingencies (Note 15)

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value, Authorized shares-50,000,000; issued shares-8,391,547 at March 31, 2017 and 8,380,663 at December 31, 2016; outstanding shares-8,371,547 at March 31, 2017 and 8,360,663 at December 31, 2016	8,392	8,381
Additional paid in capital	27,740,733	27,556,398
Accumulated other comprehensive income loss	(454,448)	(445,055)
Accumulated deficit	(5,592,153)	(4,117,479)
Treasury stock	(84,000)	(84,000)
Total shareholders' equity	21,618,524	22,918,245

Total liabilities and shareholders' equity	$24,178,861	$25,329,953

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue	$3,023,433	$2,786,775

Cost of services	1,271,321	1,071,087
Gross profit	1,752,112	1,715,688

Operating expenses:
Sales and marketing	1,645,870	1,321,084
Research and development	659,731	477,109
General and administrative	1,356,198	1,012,330
Change in earn out liability	-	120,473
Intangible asset amortization	131,523	483,297

Total operating expenses	3,793,322	3,414,293

Operating loss	(2,041,210)	(1,698,605)
Other income (expense), net	66,844	331,451

Loss before income taxes	(1,974,366)	(1,367,154)
Provision (benefit) for income tax	(499,693)	(191,057)
Net loss from continuing operations	(1,474,673)	(1,176,097)
Net income from discontinued operations, net of tax	-	465,999
Net loss	$(1,474,673)	$(710,098)

Net loss per share from continuing operations
Basic net loss per share	$(0.18)	$(0.16)
Diluted net loss per share	$(0.18)	$(0.16)

Net income per share from discontinued operations
Basic net loss per share	$-	$0.06
Diluted net loss per share	$-	$0.06

Net income (loss) per share
Basic net loss per share	$(0.18)	$(0.10)
Diluted net loss per share	$(0.18)	$(0.10)

Shares used in computing basic net loss per share	8,369,249	7,252,470
Shares used in computing diluted net loss per share	8,369,249	7,252,470

Other comprehensive income (loss):
Foreign currency translation adjustment	(9,393)	(63,471)
Comprehensive loss	$(1,484,066)	$(773,569)

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(1,474,673)	$(710,098)
Deduct: Income from discontinued operations, net of income taxes	-	465,999
Net loss from continuing operations	(1,474,673)	(1,176,097)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196,606	515,491
Non-cash stock compensation	184,346	175,986
Deferred income taxes	(29,558)	(7,650)
Loss on disposal of property and equipment	-	970
Non-cash change in value of earn out liability	-	120,473
Non-cash gain from escrow claim	-	(84,000)
Unearned foreign currency gain/loss	(33,865)	(60,477)
Changes in operating assets and liabilities:
Accounts receivable	214,873	49,038
Other assets	55,908	(84,941)
Income taxes, net	(76,241)	19,419
Accounts payable	155,471	46,123
Accrued expenses and other current liabilities	(41,091)	25,849
Deferred revenue	(339)	(12,917)
Net cash provided by (used in) operating activities - Continuing operations	(848,563)	(472,733)
Net cash provided by (used in) operating activities - Discontinued operations	-	463,068
Net cash used in operating activities	(848,563)	(9,665)

Cash flows from investing activities:
Purchases of property and equipment	(83,787)	(89,671)
Acquisitions of customer assets from resellers	(3,116)	(382,202)
Changes in restricted cash	-	(250,000)
Net cash provided by (used in) investing activities - Continuing operations	(86,903)	(721,873)
Net cash provided by (used in) investing activities - Discontinued operations	-	(29,449)
Net cash provided by (used in) investing activities	(86,903)	(751,322)

Cash flows from financing activities:
Payment to reduce earn out	-	(207,929)
Proceeds from exercise of stock options	-	1,125
Proceeds from exercise of common stock	-	-
REpurchase of common stock	-	-
Net cash provided by (used in) financing activities - Continuing operations	-	(206,804)
Net cash provided by (used in) financing activities - Discontinued operations	-	-
Net cash provided by (used in) financing activities	-	(206,804)

Effect of exchange rate on cash	13,011	12,426

Change in cash and cash equivalents	(922,455)	(955,365)

Cash and cash equivalents, beginning of period	8,651,374	4,158,646

Cash and cash equivalents, end of period	$7,728,919	$3,203,281

Supplemental information on consolidated statements of cash flows:
Cash paid for income taxes	$54,582	$28,972

Supplemental information on non-cash investing and financing activities:
Receipt of common stock for escrow claim	$-	$84,000
Issuance of common stock for GraphicMail earn out	$-	$(207,929)

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Organization

We were incorporated in Massachusetts in October 1998 as EMUmail, Inc. During 2010, we changed our name to SMTP.com, then later reincorporated in the State of Delaware and changed our name to SMTP, Inc. In December 2015, we changed our name to SharpSpring, Inc. and changed the name of our SharpSpring product U.S. operating subsidiary from SharpSpring, Inc. to SharpSpring Technologies, Inc.

In June 2016, we sold the assets related to our SMTP email relay product to the Electric Mail Company, a Nova Scotia company. See Note 5 for details of this disposition.

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

Note 2: Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Our Consolidated Financial Statements include the accounts of SharpSpring, Inc. and our subsidiaries (“the Company”). Our Consolidated Financial Statements reflect the elimination of all significant inter-company accounts and transactions. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2017.

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

Accounts Receivable

Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection. Management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. The Company reserves for receivables that are determined to be uncollectible, if any, in its allowance for doubtful accounts. The Company had an allowance for doubtful accounts of $600,803 and $508,288 as of March 31, 2017 and December 31, 2016, respectively. After the Company has exhausted all collection efforts, the outstanding receivable is written off against the allowance.

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

Goodwill and Impairment

As of March 31, 2017 and December 31, 2016, we had recorded goodwill of $8,852,305 and $8,845,394, respectively. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the SharpSpring and GraphicMail acquisitions (See Note 3). Under FASB ASC 350, “Intangibles - Goodwill and Other” deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-10, and written down when impaired.

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

In determining the provision for income taxes, the Company uses statutory tax rates and tax planning opportunities available to the Company in the jurisdictions in which it operates. This includes recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns to the extent pervasive evidence exists that they will be realized in future periods. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which are expected to be in effect in the years in which the temporary differences are expected to reverse. In accordance with the Company’s income tax policy, significant or unusual items are separately recognized in the period in which they occur. The Company is subject to routine examination by domestic and foreign tax authorities and frequently faces challenges regarding the amount of taxes due. These challenges include positions taken by the Company related to the timing, nature and amount of deductions and the allocation of income among various tax jurisdictions. As of March 31, 2017, the Company is not being examined by domestic or foreign tax authorities.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred. Depreciation expense from continuing operations related to property and equipment was $65,083 and $32,194 for the three months ended March 31, 2017 and 2016, respectively.

Property and equipment as of March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017	December 31, 2016
Property and equipment, net:
Leasehold improvements	$128,122	$128,122
Furniture and fixtures	354,966	316,819
Computer equipment and software	687,467	641,722
Total	1,170,555	1,086,663
Less: Accumulated depreciation and amortization	(246,506)	(181,318)
	$924,049	$905,345

Useful lives are as follows:

Leasehold improvements	3-5 years
Furniture and fixtures	3-5 years
Computing equipment	3 years
Software	3-5 years

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

During the first half of 2016, certain of the Company’s GraphicMail customers were sold through third party resellers. In some cases, we allowed the third party resellers to collect the funds directly from the customer, withhold their own reseller fee, and remit the net amount owed back to the Company. In those situations, because the Company is the primary obligor in the arrangement, the Company recorded the gross revenue and expenses such that 100% of the end customer revenue is reported by the Company and a corresponding expense is recorded for the reseller fee. The Company discontinued selling through third party resellers for the GraphicMail and SharpSpring Mail+ products during 2016.

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents. At March 31, 2017 and December 31, 2016, the Company had cash balances at financial institutions that exceed federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the three months ended March 31, 2017 and 2016, there were no customers that accounted for more than 10% of total revenue or 10% of total accounts receivable.

Cost of Services

Cost of services consists primarily of the direct labor costs, technology hosting costs, software license costs, and fees paid to resellers of the Company’s product.

Credit Card Processing Fees

Credit card processing fees are included as a component of general and administrative expenses and are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising and marketing expenses from continuing operations was $545,775 and $255,752 for the three months ended March 31, 2017 and 2016, respectively.

Research and Development Costs and Capitalized Software Costs

We capitalize certain costs associated with internal use software during the application development stage, mostly related to software that we use in providing our hosted solutions. We expense costs associated with preliminary project phase activities, training, maintenance and any post-implementation period costs as incurred. For the three months ended March 31, 2017 and 2016, we capitalized $16,546 and $6,642, respectively, in software development costs. We amortize capitalized software costs over the estimated useful life of the software, which is typically estimated to be 3 years, once the related project has been completed and deployed for customer use. At March 31, 2017 and December 31, 2016, the net carrying value of capitalized software was $82,763 and $78,005, respectively.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for the employer to repurchase or sell more shares than required under local statutory regulation without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance was effective January 2017. The impact of adopting ASU 2016-09 was not material to the consolidated financial statements.

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

In January 2017, the FASB issued guidance simplifying the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. Under current guidance, Step 2 of the goodwill impairment test requires entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value is recognized as goodwill impairment. Under the new standard, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. The new standard is effective beginning in January 2020, with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

The SharpSpring earn out was initially $10,000,000, payable 60% in cash and 40% in stock, depending on SharpSpring achieving certain revenue levels in 2015. At the time of the acquisition, the Company utilized the income approach to estimate the fair value of the earn out. The Company analyzed scenarios and determined a probability weighting for each scenario. The Company calculated the earn out payments based on the respective revenues for each scenario and then weighted the resulting payment by the probabilities of achieving each scenario. In order to calculate an appropriate risk-adjusted discount rate for the earn out, the Company calculated the weighted average cash-flows of the business based on the three scenarios and their respective weightings. The Company then calculated an implied internal rate of return (“IRR”) of 18.9%, which is the discount rate necessary in order to reconcile the weighed cash-flows of the three scenarios to the total purchase price including the earn out payment. The earn out payment was then discounted by the 18.9% IRR. Based on these methods and the Company’s original assessment of meeting those revenue levels in 2015, an earn out liability of $6,963,000 was originally recorded as a liability during purchase accounting. This was re-measured in each subsequent quarter since the transaction, resulting in an additional charge of $123,000 during the three months ended March 31, 2016 having been recorded on the Consolidated Statement of Comprehensive Income (Loss).

GraphicMail

On October 17, 2014, we acquired 100% of the equity interest owned, directly or indirectly, in GraphicMail group companies (“GraphicMail”) consisting of InterInbox SA, a Swiss corporation, InterCloud Limited, a Gibraltar limited company, ERNEPH 2012A (Pty) Ltd. dba ISMS, a South African limited company, ERNEPH 2012B (Pty) Ltd. dba GraphicMail South Africa, a South African limited company, and Quattro Hosting LLC, a Delaware limited liability company. The acquisition consideration consisted of $5.3 million, $2.6 million of which was paid in cash and $2.7 million of which was paid in stock, plus potential earn out consideration of up to $0.8 million based on achieving certain revenue levels in 2015 (paid 50% in cash and 50% in stock). GraphicMail operated as a campaign management solution, enabling customers to create content and manage emails being sent to customers and distribution lists.

Pursuant to the equity interest purchase agreement, the Company was liable for an earn out of up to $0.8 million, related to GraphicMail achieving certain revenue levels in 2015. The Company utilized the income approach to estimate the fair value of the earn out. The Company analyzed scenarios and determined a probability weighting for each scenario. The Company calculated the earn out payments based on the respective revenues for each scenario and then weighted the resulting payment by the probabilities of achieving each scenario. In order to calculate an appropriate risk-adjusted discount rate for the earn out, the Company calculated the weighted average cash-flows of the business based on the three scenarios and their respective weightings. The Company then calculated an implied internal rate of return (“IRR”) of 29.8%, which is the discount rate necessary in order to reconcile the weighed cash-flows of the three scenarios to the total purchase price including the earn out payment. The earn out payment was then discounted by the 29.8% IRR. Based on these methods and the Company’s initial assessment of meeting those revenue levels in 2015, an earn out liability of $36,000 was recorded as a liability during purchase accounting. This was re-measured in the subsequent quarters, resulting in a benefit of $2,527 during the three months ended March 31, 2016. During the quarter ended March 31, 2016, the Company paid $415,858 in the form of $207,929 in cash and 53,924 shares of common stock in full settlement of the earn out liability to the former GraphicMail shareholders.

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

Note 4: Asset Purchase Agreements

During 2015 and 2016, the Company entered into separation agreements with several third-party GraphicMail resellers to terminate the reseller arrangements and for the Company to purchase the customer relationships that each had accumulated as a GraphicMail reseller. Pursuant to the terms of the separation agreements, the Company will make cash payments to the resellers in exchange for the rights to the customer relationships. The Company accounted for these purchases as intangible asset acquisitions. The aggregate estimated purchase price for the intangible assets acquired to date is approximately $731,000. As of March 31, 2017, approximately $108,000 of the total consideration was included in accrued liabilities on the Consolidated Balance Sheet.

Note 5: Disposition

On June 27, 2016, the Company completed the sale of the assets and deferred revenue liabilities of its SMTP email relay business (“SMTP”) to the Electric Mail Company for approximately $15.0 million. Of the total proceeds from the sale of SMTP, approximately $1.0 million in cash is held in escrow to be received in July 2017, and recorded in Other current assets at December 31, 2016 and March 31, 2017. In conjunction with the sale, the Company also entered into a transition services agreement (the “TSA”) with the buyer to assist in the transition of operations over a six-month period, which was subsequently extended for an additional three months. Pursuant to the terms of the transition services agreement, in exchange for assisting in the transfer of operations, the Company may continue utilizing the SMTP email relay platform for its email sending needs at no cost. Although no cash was exchanged for the services performed by the parties to the TSA, the Company recorded the estimated cost to utilize the SMTP sending platform as a cost of sale and recorded a benefit to Other income (expense), net for the value of services provided to the Electric Mail Company. Also, in conjunction with the sale, the Company abandoned a software asset that was not acquired, but will not be utilized by the Company in the future. The Company recorded a gain on the sale of SMTP of approximately $9.8 million, net of tax of $5.2 million in the second quarter of 2016.

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

Financial information for the SMTP email relay business for the three months ended March 31, 2017 and 2016, are presented in the following table:

	Three Months Ended
	March 31,
	2017	2016
Revenue	$-	$1,407,276

Cost of services	-	306,847
Gross profit	-	1,100,429

Operating expenses:
Sales and marketing	-	73,749
Research and development	-	73,053
General and administrative	-	242,911

Total operating expenses	-	389,713

Operating income	-	710,716
Other income (expense), net, before gain on sale	-	-

Income before income taxes, before gain on sale	-	710,716
Income tax expense	-	244,717
Net income, before gain on sale	$-	$465,999

Gain on sale of discontinued operations	-	-
Income from discontinued operations, net of income taxes	$-	$465,999

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

Note 6: Intangible Assets

Intangible assets are as follows:

	As of March 31, 2017
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$330,382	$(268,628)	$61,754
Technology	3,711,761	(2,090,512)	1,621,249
Customer relationships	4,077,399	(3,039,766)	1,037,633
Unamortized intangible assets:	8,119,542	(5,398,906)	2,720,636
Goodwill			8,852,305
Total intangible assets			$11,572,941

Estimated amortization expense for the remainder of 2016 and subsequent years is as follows:

Remainder of 2017	$394,636
2018	460,000
2019	381,000
2020	332,000
2021	280,000
2022	228,000
Thereafter	645,000
Total	$2,720,636

Amortization expense for the three months ended March 31, 2017 and 2016 was $131,523 and $483,297, respectively.

Note 7: Credit Facility

In March 2016, the Company entered into a $2.5 million revolving loan agreement (the “Loan Agreement”) with Western Alliance Bank. The facility matures on March 21, 2018 and has no mandatory amortization provisions and is payable in full at maturity. Loan proceeds accrue interest at the higher of Western Alliance Bank’s Prime interest rate (3.75% as of December 31, 2016) or 3.5%, plus 1.75%. The Loan Agreement is collateralized by a lien on substantially all of the existing and future assets of the Company and secured by a pledge of 100% of the capital stock of SharpSpring Technologies, Inc. and Quattro Hosting, LLC and a 65% pledge of the Company’s foreign subsidiaries’ stock. The Loan Agreement subjects the Company to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions. The Loan Agreement also restricts our ability to pay cash dividends on our common stock. During June 2016, the Company amended the Loan Agreement to modify its financial covenants and allow for the sale of the SMTP business assets. There are no amounts outstanding under the Loan Agreement as of March 31, 2017 and no events of default have occurred to date. As of March 31, 2017, based on the borrowing base calculations $1,494,464 was available for withdrawal under the Loan Agreement.

Note 8: Shareholders’ Equity

In March 2016, the Company issued 53,924 shares of common stock to the former owners of GraphicMail in satisfaction of the stock-based earn out. Additionally, in March 2016, the Company received 20,000 shares of stock from the GraphicMail escrow fund related to an indemnified claim.

Note 9: Changes in Accumulated Other Comprehensive Income (Loss)

Foreign Currency
Translation
Adjustment
Balance as of December 31, 2016	$(445,055)
Other comprehensive income (loss) prior to reclassifications	-
Amounts reclassified from accumulated other comprehensive income	-
Tax effect	-
Net current period other comprehensive loss	(9,393)
Balance as of March 31, 2017	$(454,448)

Note 10: Net Loss Per Share

Computation of net loss per share is as follows:

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(1,474,673)	$(1,176,097)

Basic weighted average common shares outstanding	8,369,249	7,252,470
Add incremental shares for:
Warrants	-	-
Stock options	-	-
Diluted weighted average common shares outstanding	8,369,249	7,252,470

Net loss per share:
Basic	$(0.18)	$(0.16)
Diluted	$(0.18)	$(0.16)

For the three months ended March 31, 2017, 1,396,788 stock options and 170,973 warrants were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive. For the three months ended March 31, 2016, 1,159,412 stock options and 170,973 warrants were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive.

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

During the three months ended March 31, 2017 and 2016, the Company recorded income tax benefits of $499,693 and $191,057, respectively, from continuing operations. The blended effective tax rate for the three months ending March 31, 2017 and 2016 was 25% and 14%, respectively. The effective blended tax rate varies from our statutory U.S. tax rate due to income generated in certain other jurisdictions at various tax rates.

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

At March 31, 2017 and December 31, 2016, we have established a valuation allowance of $2.6 million against certain deferred tax assets given the uncertainty of recoverability of these amounts.

Note 12: Defined Contribution Retirement Plan

Starting in 2016, we offered our U.S. employees the ability to participate in a 401(k) plan. Eligible U.S. employees may contribute up to 60% of their eligible compensation, subject to limitations established by the Internal Revenue Code. The Company contributes a matching contribution equal to 100% of each such participant’s contribution up to the first 3% of their annual eligible compensation. We charged $36,495 and $29,671 to expense in the three months ended March 31, 2017 and 2016, respectively, associated with our matching contribution in those periods.

Note 13: Stock-Based Compensation

The Company grants stock option awards to officers and employees and grants stock awards to directors as compensation for their service to the Company.

In November 2010, the Company adopted the 2010 Stock Incentive Plan (“the Plan”) which was amended in April 2011, August 2013, April 2014, February 2016 and March 2017. As amended, up to 1,950,000 shares of common stock are available for issuance under the Plan. The Plan provides for the issuance of stock options and other stock-based awards.

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

Option awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,
	2017	2016

Volatility	49%	38% - 47%
Risk-free interest rate	2.04% - 2.26%	1.30% - 1.65%
Expected term	6.25 years	6.25 years

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2017 and 2016 was $2.42 and $2.04, respectively.

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

Stock option awards are expensed on a straight-line basis over the requisite service period. During the three months ended March 31, 2017 and 2016, the Company recognized expense of $127,967 and $123,322, respectively, associated with stock option awards. At March 31, 2017, future stock compensation expense associated with stock options (net of estimated forfeitures) not yet recognized was $1,803,570 and will be recognized over a weighted average remaining vesting period of 3.1 years. The following summarizes stock option activity for the three months ended March 31, 2017:

		Weighted	Weighted Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2016	1,128,368	$5.12	7.0	$514,439

Granted	307,500	4.89
Exercised	-	-
Forfeited	(39,080)	4.89
Outstanding at March 31, 2017	1,396,788	$5.08	7.2	$178,222

Exercisable at March 31, 2017	569,554	$5.25	4.6	$100,973

There were no stock options exercised during the three months ended March 31, 2017. The total intrinsic value of stock options exercised during the three months ended March 31, 2016 was $1,854.

Stock Awards

During the three months ended March 31, 2017 and 2016, the Company issued 10,884 and 15,913 shares, respectively, to non-employee directors as compensation for their service on the board. Such stock awards are immediately vested.

Stock awards are valued based on the closing price of our common stock on the date of grant, and compensation cost is recorded on a straight line basis over the share vesting period. The total fair value of stock awards granted, vested and expensed during the three months ended March 31, 2017 and 2016 was $56,379 and $52,664, respectively. As of March 31, 2017, there was no unrecognized compensation cost related to stock awards.

Note 14: Warrants

Prior to 2015, the Company issued warrants to certain service providers. The following table summarizes information about the Company’s warrants at March 31, 2017:

		Weighted	Weighted Average
	Number of	Average	Remaining	Intrinsic
	Units	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2016	170,973	$6.26	4.6	$33,660

Granted	-	-
Cancelled	-	-
Outstanding at March 31, 2017	170,973	$6.26	4.3	$-

Exercisable at March 31, 2017	170,973	$6.26	4.3	$-

Note 15: Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. The Company is not a party to any litigation of a material nature.

Operating Leases and Service Contracts

The Company rents its facilities with leases ranging from month-to-month to several years in duration. Most of its service contracts are on a month-to-month basis, however, some contracts and agreements extend out to longer periods. Future minimum lease payments and payments due under non-cancelable service contracts are as follows as of March 31, 2017:

Remainder of 2017	$477,214
2018	448,918
2019	373,015
2020	382,884
2021	292,843
2022	-
Thereafter	-
Total	$1,974,874

Employment Agreements

The Company has employment agreements with several members of its leadership team and executive officers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on March 31, 2017.

Overview

We provide SaaS based marketing technologies to customers around the world. Our focus is on marketing automation tools that enable customers to interact with a lead from an early stage and nurture that potential customer using advanced features until it becomes a qualified sales lead or customer. We offer our premium SharpSpring marketing automation solution as well as SharpSpring Mail+, which is a subset of the full suite solution that is focused on more traditional email marketing while also including some of the advanced functionality available in our premium offering

We believe our recent growth has been driven by the strong demand for marketing automation technology solutions, particularly in the small and mid-size business market. Our products are offered at competitive prices with unlimited multi-lingual customer support. We employ a subscription-based revenue model. We also earn revenues from additional usage charges that may come into effect when a customer exceeds a transactional quota, as well as fees earned for additional products and services.

During 2016, we discontinued our GraphicMail email marketing product and migrated those customers to our SharpSpring Mail+ product. On June 27, 2016, we sold our SMTP email relay service which provided customers with the ability to increase the deliverability of email with less time, cost and complexity than handling it themselves.

Unless the context otherwise requires, in this section titled Management’s Discussion and Analysis Of Financial Condition and Results of Operations all references to “SharpSpring” relate to the SharpSpring product, while all references to “our Company,” “we,” “our” or “us” and other similar terms means SharpSpring, Inc., a Delaware corporation, and all subsidiaries.

Results of Operations

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Unless otherwise noted, all figures and comparisons relate to our continuing operations.

				Percent
	Three Months Ended		Change	Change
	March 31,		from	from
	2017	2016	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$3,023,433	$2,786,775	$236,658	8%
Cost of Sales	1,271,321	1,071,087	200,234	19%
Gross Profit	$1,752,112	$1,715,688	$36,424	2%

Revenues from continuing operations increased for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to growth in our SharpSpring marketing automation customer base. Revenues for our flagship marketing automation platform increased to $2.8 million in the three months ended March 31, 2017 from $1.8 million in the three months ended March 31, 2016. This growth in revenues was offset by reduced revenue from our traditional email marketing products (SharpSpring Mail+ and GraphicMail) which declined from $1.0 million in the three months ended March 31, 2016 to $0.2 million in the three months ended March 31, 2017. We experienced higher attrition related to the migration of customers from the GraphicMail platform to the SharpSpring Mail+ platform during the last three quarters of 2016. Currency rate changes did not have a major impact on our revenues compared to the prior periods.

Cost of services increased for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily due to costs to support increased revenues and incremental business from new customer additions to SharpSpring. As a percentage of revenues, cost of services were 42% and 38% of revenues for the three months ended March 31, 2017 and 2016, respectively. This reflects a lower gross margin for our SharpSpring product, which has become a much larger percent of the overall business, as we invest in resources to support the future growth of that product.

				Percent
	Three Months Ended		Change	Change
	March 31,		from	from
	2017	2016	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$1,645,870	$1,321,084	$324,786	25%
Research and development	659,731	477,109	182,622	38%
General and administrative	1,356,198	1,012,330	343,868	34%
Change in earn out liability	-	120,473	(120,473)	-100%
Intangible asset amortization	131,523	483,297	(351,774)	-73%
	$3,793,322	$3,414,293	$379,029	11%

Sales and marketing expenses increased for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase was primarily due to an increase in marketing program spending for various lead generation activities. Additionally, we experienced an increase in marketing headcount-related costs due to recent hires.

Research and development expenses increased for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily due to additional hiring of development and quality assurance staff since last year. Headcount-related costs for this group increased by approximately $187,000 in the three months ended March 31, 2017 compared to the same period in 2016.

General and administrative expenses increased for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, with higher facilities costs, headcount related costs associated with business growth and higher professional fees associated with our audit.

The acquisitions of SharpSpring and GraphicMail included liability-based contingent consideration which is re-measured during each reporting period until the ultimate settlement in the first and second quarters of 2016. These re-measurements resulted in additional charges that are recorded on the Consolidated Statements of Comprehensive Income (Loss). During the three months ended March 31, 2016, we incurred a charge of $120,473 related to the adjustment to the earn out liabilities for SharpSpring and GraphicMail. The GraphicMail earn out was fully settled during the quarter ended March 31, 2016 and the SharpSpring earn out was fully settled during the quarter ended June 30, 2016. As of March 31, 2017, there are no remaining earn out related charges or liabilities.

Amortization of intangible assets decreased for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 due primarily to the reduction of amortization related to the GraphicMail customer relationship intangibles. During the fourth quarter of 2016, the Company accelerated the amortization expense for the majority of the GraphicMail customer relationship intangible values.

				Percent
			Change	Change
	Three Months Ended March 31,		from	from
	2017	2016	Prior Year	Prior Year
Other
Other income (expense), net	$66,844	$331,451	$(264,607)	-80%
Provision (benefit) for income tax	$(499,693)	$(191,057)	$(308,636)	162%

Other income (expense) is generally related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency. However, during the three months ended March 31, 2016, the Company recorded a gain related to a favorable claim from the GraphicMail escrow hold-back account of $259,760. Additionally, during the three months ended March 31, 2017, the Company recorded other income in the amount of $21,345 related to the performance of services pursuant to the transition services agreement associated with the SMTP email relay product sale.

During the three months ended March 31, 2017 and 2016, our income tax benefit from continuing operations related to losses incurred by our consolidated U.S. entities offset by a small amount of tax expense related to income derived in foreign jurisdictions at the applicable statutory tax rates.

				Percent
			Change	Change
	Three Months Ended March 31,		from	from
	2017	2016	Prior Year	Prior Year
Discontinued operations
Income from discontinued operations, net of tax	$-	$465,999	$(465,999)	-100%

Discontinued operations, net of tax, represents revenue, offset by expenses and taxes, related to our SMTP email relay business that was sold on June 27, 2016 to an unrelated third party.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of operating cash inflows from continuing operations are net remittances from customers for our services. Such payments are sometimes received in advance of providing the services, yielding a deferred revenue liability on our consolidated balance sheet. On June 27, 2016, we sold our SMTP email relay business for approximately $15.0 million, approximately $14.0 million of which was received during the second quarter of 2016 with $1.0 million scheduled to be received at the one year anniversary of the disposition, pursuant to the terms of the asset purchase agreement. From time to time, we also raise funds from offering our common stock for sale to new and existing investors. Additionally, in March 2016, the Company obtained a $2.5 million revolving credit facility to provide additional financing flexibility in the future. No amounts have been borrowed under the facility to date and based on the borrowing base calculations, approximately $1.5 million was available under the facility as of March 31, 2017.

Our other primary sources of cash outflows from operations include payroll and payments to vendors and third party service providers. During 2016, we also acquired customer relationship assets for cash from several former GraphicMail third party resellers. Additionally, we also disbursed $207,929 of cash in March 2016 for an earn out payment to the former GraphicMail shareholders.

Analysis of Cash Flows

Net cash used in operating activities from our continuing operations increased by $375,830 to $848,563 million for the three months ended March 31, 2017, compared to $472,733 for the three months ended March 31, 2016. The increase in cash used in operating activities was attributable primarily to an increase in our net loss, driven by increased marketing and headcount expenditures related to growing our SaaS marketing automation platform.

Net cash used in investing activities was $86,903 and $721,873 during the three months ended March 31, 2017, and 2016, respectively. The reduction in cash used for investing activities relates to less cash paid to several former GraphicMail third-party resells to acquire customer relationship assets in 2016. Additionally in 2016, the Company also placed $250,000 of cash into a restricted account to collateralize the Company’s credit card program in the U.S., which created a use of investing cash in the first quarter of 2016 that was reversed in later quarters of 2016 when the funds became unrestricted.

Net cash used in financing activities was zero and $206,804 during the three months ended March 31, 2017 and 2016, respectively. During the three months ending March 31, 2016, the Company paid $207,929 to the former GraphicMail shareholders related to earn out payments from the 2014 acquisition of those companies.

We had net working capital of approximately $9.3 million and $10.4 million as of March 31, 2017 and December 31, 2016, respectively. The positive working capital is driven in part by the sale proceeds from the SMTP asset sale which occurred in June 2016. Our cash balance was $7.7 million at March 31, 2017 compared to $8.7 million at December 31, 2016, reflecting cash used for operations and investing activities during the quarter.

Contractual Obligations

We rent our facilities with leases ranging from month-to-month to several years in duration. Most of our service contracts are also on a month-to-month basis. However, from time to time, we enter into non-cancelable service contracts including longer-term contracts and payments for the acquisition of customer relationships from resellers. Future minimum lease payments and payments due under non-cancelable service contracts are as follows as of March 31, 2017:

Remainder of 2017	$477,214
2018	448,918
2019	373,015
2020	382,884
2021	292,843
2022	-
Thereafter	-
Total	$1,974,874

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2017. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of March 31, 2017 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting. We disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 that management had concluded that our internal control over financial reporting was not effective as of December 31, 2016 due to gaps in controls documentation and segregation of duties. We are working to improve such documentation in order to render our internal controls effective; however, no change in our Company’s internal control over financial reporting occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

INDEX TO EXHIBITS

SEC Reference Number	Title of Document	Location
10.1	Richard Carlson Employee Agreement dated September 13, 2015	Incorporated by reference to our Form 8-K filed on 9/14/15
10.2	Richard Carlson Employee Agreement Amendment dated March 30, 2017	Incorporated by reference to the Company’s Form 8-K filed 4/5/17
10.3	2017 Executive Bonus Plan	Incorporated by reference to the Company’s Form 8-K filed 5/5/17
10.4	Amendment No. 6 to 2010 Employee Stock Plan	Incorporated by reference to Appendix A to the Company’s Definitive Schedule 14A filed with the SEC on 5/1/17
10.5	2010 Employee Stock Plan	Incorporated by reference to Form S-1 filed on December 2, 2010
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101	XBRL	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SharpSpring, Inc.

By:	/s/ Richard A. Carlson
Richard A. Carlson
Chief Executive Officer and President (Principal Executive Officer) Date: May 15, 2017

SharpSpring, Inc.

By:	/s/ Edward Lawton
Edward Lawton Chief Financial Officer
(Principal Financial Officer) Date: May 15, 2017

