Form 10-Q
period 2017-06-30
SharpSpring, Inc.
filed 2017-08-11
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017
Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36280

SharpSpring, Inc

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,385,740 shares of common stock as of August 4, 2017.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses;

●	risks relating to the exploration of strategic alternatives that we announced on May 19, 2017;

●	the extent to which we continue to experience attrition related to the migration of customers from our legacy GraphicMail platform;

●	changes in customer demand;

●	the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors’ services;

●	the occurrence of hostilities, political instability or catastrophic events;

●	developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards; and

●	disruptions to our technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of our operating systems, structures or equipment.

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and under Part II, Item 1.A “Risk Factors” contained in this report on Form 10-Q. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Item 1. Financial Statements.

SharpSpring, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$7,202,895	$8,651,374
Accounts receivable, net of allowance for doubtful accounts of $634,880 and $508,288 at June 30, 2017 and December 31, 2016, respectively	804,173	1,261,923
Income taxes receivable	2,023,329	1,355,180
Other current assets	231,902	1,396,642
Total current assets	10,262,299	12,665,119

Property and equipment, net	903,762	905,345
Goodwill	8,867,539	8,845,394
Other intangible assets, net	2,590,770	2,850,635
Deferred income taxes	35,094	32,996
Deposits and other	25,001	30,464
Total assets	$22,684,465	$25,329,953

Liabilities and Shareholders’ Equity
Accounts payable	$600,031	$498,534
Accrued expenses and other current liabilities	445,649	953,171
Deferred revenue	253,298	280,159
Income taxes payable	615,202	484,349
Total current liabilities	1,914,180	2,216,213

Deferred income taxes	261,474	195,495
Total liabilities	2,175,654	2,411,708
Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value, Authorized shares-50,000,000; issued shares-8,404,740 at June 30, 2017 and 8,380,663 at December 31, 2016; outstanding shares-8,384,740 at June 30, 2017 and 8,360,663 at December 31, 2016	8,405	8,381
Additional paid in capital	27,917,484	27,556,398
Accumulated other comprehensive income loss	(425,578)	(445,055)
Accumulated deficit	(6,907,500)	(4,117,479)
Treasury stock	(84,000)	(84,000)
Total shareholders’ equity	20,508,811	22,918,245

Total liabilities and shareholders’ equity	$22,684,465	$25,329,953

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$3,246,420	$2,891,641	$6,269,853	$5,678,416

Cost of services	1,294,944	1,010,436	2,566,265	2,081,523
Gross profit	1,951,476	1,881,205	3,703,588	3,596,893

Operating expenses:
Sales and marketing	1,577,968	1,318,210	3,223,838	2,639,294
Research and development	731,187	562,583	1,390,917	1,039,692
General and administrative	1,231,708	925,726	2,587,906	1,938,056
Change in earn out liability	-	99,000	-	219,473
Intangible asset amortization	131,869	286,719	263,392	770,016

Total operating expenses	3,672,732	3,192,238	7,466,053	6,606,531

Operating loss	(1,721,256)	(1,311,033)	(3,762,465)	(3,009,638)
Other income (expense), net	11,761	38,428	78,603	369,879

Loss before income taxes	(1,709,495)	(1,272,605)	(3,683,862)	(2,639,759)
Benefit for income tax	(394,147)	(603,501)	(893,840)	(815,507)
Net loss from continuing operations	(1,315,348)	(669,104)	(2,790,022)	(1,824,252)
Net income from discontinued operations, net of tax	-	9,742,401	-	10,187,451
Net (loss) income	$(1,315,348)	$9,073,297	$(2,790,022)	$8,363,199

Net loss per share from continuing operations
Basic net loss per share	$(0.16)	$(0.09)	$(0.33)	$(0.25)
Diluted net loss per share	$(0.16)	$(0.09)	$(0.33)	$(0.25)

Net income per share from discontinued operations
Basic net income per share	$-	$1.28	$-	$1.37
Diluted net income per share	$-	$1.28	$-	$1.37

Net (loss) income per share
Basic net (loss) income per share	$(0.16)	$1.19	$(0.33)	$1.12
Diluted net (loss) income per share	$(0.16)	$1.19	$(0.33)	$1.12

Shares used in computing basic net (loss) income per share	8,381,748	7,625,833	8,375,499	7,439,152
Shares used in computing diluted net (loss) income per share	8,381,748	7,625,833	8,375,499	7,439,152

Other comprehensive income (loss):
Foreign currency translation adjustment	28,870	(91,587)	19,477	(90,265)
Comprehensive (loss) income	$(1,286,478)	$8,981,710	$(2,770,545)	$8,272,934

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(2,790,022)	$8,363,199
Deduct: Income from discontinued operations, net of income taxes	-	10,187,451
Net loss from continuing operations	(2,790,022)	(1,824,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	398,582	814,017
Non-cash stock compensation	359,752	335,828
Deferred income taxes	(1,185)	(82,974)
Loss on disposal of property and equipment	-	8,753
Non-cash change in value of earn out liability	-	219,473
Non-cash gain from escrow claim	-	(84,000)
Unearned foreign currency gain/loss	(19,745)	(81,926)
Changes in operating assets and liabilities:
Accounts receivable	505,384	(43,014)
Other assets	172,404	(255,622)
Income taxes, net	(498,761)	(291,526)
Accounts payable	77,186	(52,998)
Accrued expenses and other current liabilities	(453,488)	(101,544)
Deferred revenue	(37,987)	(37,419)
Net cash used in operating activities - Continuing operations	(2,287,880)	(1,477,204)
Net cash provided by operating activities - Discontinued operations	-	785,830
Net cash used in operating activities	(2,287,880)	(691,374)

Cash flows from investing activities:
Purchases of property and equipment	(133,331)	(151,281)
Acquisitions of customer assets from resellers	(64,268)	(476,514)
Changes in restricted cash	-	(250,000)
Net cash used in investing activities - Continuing operations	(197,599)	(877,795)
Net cash provided by investing activities - Discontinued operations	1,000,000	13,945,548
Net cash provided by investing activities	802,401	13,067,753

Cash flows from financing activities:
Payment to reduce earn out	-	(1,207,929)
Proceeds from exercise of stock options	1,359	1,125
Net cash provided by (used in) financing activities - Continuing operations	1,359	(1,206,804)
Net cash provided by financing activities - Discontinued operations	-	-
Net cash provided by (used in) financing activities	1,359	(1,206,804)

Effect of exchange rate on cash	35,641	7,142

Change in cash and cash equivalents	(1,448,479)	11,176,717

Cash and cash equivalents, beginning of period	8,651,374	4,158,646

Cash and cash equivalents, end of period	$7,202,895	$15,335,363

Supplemental information on consolidated statements of cash flows:
Cash paid for income taxes	$54,582	$28,972

Supplemental information on non-cash investing and financing activities:
Receipt of common stock for escrow claim	$-	$84,000
Settlement of earn out liabilities with common stock	$-	$(4,207,929)
Other receivable created for sale of SMTP email relay business	$-	$(1,000,000)

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

Our Company focuses on providing cloud-based marketing automation solutions. Our SharpSpring marketing automation solution is designed to increase the rates at which businesses generate leads and convert leads to sales opportunities by improving the way businesses communicate with customers and prospects. Our products are marketed directly by us and through a small group of reseller partners to customers around the world. Prior to June 27, 2016, our Company also provided cloud-based email relay delivery services to its customers.

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

Accounts Receivable

Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection. Management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. The Company reserves for receivables that are determined to be uncollectible, if any, in its allowance for doubtful accounts. The Company had an allowance for doubtful accounts of $634,880 and $508,288 as of June 30, 2017 and December 31, 2016, respectively. After the Company has exhausted all collection efforts, the outstanding receivable is written off against the allowance.

Intangibles

Finite-lived intangible assets include trade names, developed technologies and customer relationships and are amortized based on the estimated economic benefit over their estimated useful lives, with original periods ranging from 5 to 11 years. We continually evaluate the reasonableness of the useful lives of these assets. Finite-lived intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. Impairment losses are measured as the amount by which the carrying value of an asset group exceeds its fair value and are recognized in operating results. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an asset group. The dynamic economic environment in which the Company operates and the resulting assumptions used to estimate future cash flows impact the outcome of these impairment tests.

Goodwill and Impairment

As of June 30, 2017 and December 31, 2016, we had recorded goodwill of $8,867,539 and $8,845,394, respectively. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the SharpSpring and GraphicMail acquisitions (See Note 3). Under FASB ASC 350, “Intangibles - Goodwill and Other” deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-10, and written down when impaired.

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

In determining the provision for income taxes, the Company uses statutory tax rates and tax planning opportunities available to the Company in the jurisdictions in which it operates. This includes recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns to the extent pervasive evidence exists that they will be realized in future periods. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which are expected to be in effect in the years in which the temporary differences are expected to reverse. In accordance with the Company’s income tax policy, significant or unusual items are separately recognized in the period in which they occur. The Company is subject to routine examination by domestic and foreign tax authorities and frequently faces challenges regarding the amount of taxes due. These challenges include positions taken by the Company related to the timing, nature and amount of deductions and the allocation of income among various tax jurisdictions. As of June 30, 2017, the Company is not being examined by domestic or foreign tax authorities.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred. Depreciation expense from continuing operations related to property and equipment was $70,107 and $11,807 for the three months ended June 30, 2017 and 2016, respectively. Depreciation expense from continuing operations related to property and equipment was $135,190 and $41,604 for the six months ended June 30, 2017 and 2016, respectively.

Property and equipment as of June 30, 2017 and December 31, 2016 is as follows:

	June 30, 2017	December 31, 2016
Property and equipment, net:
Leasehold improvements	$128,122	$128,122
Furniture and fixtures	355,078	316,819
Computer equipment and software	707,139	641,722
Construction in progress	30,000	-
Total	1,220,339	1,086,663
Less: Accumulated depreciation and amortization	(316,577)	(181,318)
	$903,762	$905,345

Useful lives are as follows:

Leasehold improvements	3-5 years
Furniture and fixtures	3-5 years
Computing equipment	3 years
Software	3-5 years

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

Prior to June 2016, certain of the Company’s GraphicMail customers were sold through third party resellers. In some cases, we allowed the third party resellers to collect the funds directly from the customer, withhold their own reseller fee, and remit the net amount owed back to the Company. In those situations, because the Company was the primary obligor in the arrangement, the Company recorded the gross revenue and expenses such that 100% of the end customer revenue was reported by the Company and a corresponding expense was recorded for the reseller fee. The Company discontinued selling through third party resellers for the GraphicMail and SharpSpring Mail+ products during 2016.

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

Accrued Revenue

In cases where our customers pay for services in arrears, we accrue for revenue in advance of billings as long as the criteria for revenue recognition is met. A portion of our accounts receivable balance is therefore unbilled at each balance sheet date.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents. At June 30, 2017 and December 31, 2016, the Company had cash balances at financial institutions that exceed federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

 For the three and six months ended June 30, 2017 and 2016, there were no customers that accounted for more than 10% of total revenue or 10% of total accounts receivable.

Cost of Services

Cost of services consists primarily of the direct labor costs, technology hosting costs, software license costs, and fees paid to resellers of the Company’s product.

Credit Card Processing Fees

Credit card processing fees are included as a component of general and administrative expenses and are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising and marketing expenses from continuing operations was $797,173 and $421,821 for the three months ended June 30, 2017 and 2016, respectively. Advertising and marketing expenses from continuing operations was $1,342,948 and $677,573 for the six months ended June 30, 2017 and 2016, respectively.

Research and Development Costs and Capitalized Software Costs

We capitalize certain costs associated with internal use software during the application development stage, mostly related to software that we use in providing our hosted solutions. We expense costs associated with preliminary project phase activities, training, maintenance and any post-implementation period costs as incurred. For the three months ended June 30, 2017 and 2016, we capitalized $17,392 and zero, respectively, in software development costs. For the six months ended June 30, 2017 and 2016, we capitalized $33,938 and $6,642, respectively, in software development costs. We amortize capitalized software costs over the estimated useful life of the software, which is typically estimated to be 3 years, once the related project has been completed and deployed for customer use. At June 30, 2017 and December 31, 2016, the net carrying value of capitalized software was $86,857 and $78,005, respectively.

All other software development costs are charged to expenses when incurred, and generally consist of salaries, software development tools and personnel-related costs for those engaged in research and development activities.

Stock Compensation

We account for stock based compensation in accordance with FASB ASC 718 “Compensation — Stock Compensation” which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period.

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

SharpSpring

On August 15, 2014, the Company acquired substantially all the assets and assumed the liabilities of SharpSpring LLC, a Delaware limited liability company for a cash payment of $5,000,000 plus potential earn out consideration of $10,000,000 that was contingent on the SharpSpring product achieving certain levels of revenue in 2015. SharpSpring is a cloud-based marketing automation platform that enables users to improve the effectiveness of their marketing communications and drive increased revenues through the use of automation.

The SharpSpring earn out was initially $10,000,000, payable 60% in cash and 40% in stock, depending on SharpSpring achieving certain revenue levels in 2015. At the time of the acquisition, the Company utilized the income approach to estimate the fair value of the earn out. The Company analyzed scenarios and determined a probability weighting for each scenario. The Company calculated the earn out payments based on the respective revenues for each scenario and then weighted the resulting payment by the probabilities of achieving each scenario. In order to calculate an appropriate risk-adjusted discount rate for the earn out, the Company calculated the weighted average cash-flows of the business based on the three scenarios and their respective weightings. The Company then calculated an implied internal rate of return (“IRR”) of 18.9%, which is the discount rate necessary in order to reconcile the weighed cash-flows of the three scenarios to the total purchase price including the earn out payment. The earn out payment was then discounted by the 18.9% IRR. Based on these methods and the Company’s original assessment of meeting those revenue levels in 2015, an earn out liability of $6,963,000 was originally recorded as a liability during purchase accounting. This was re-measured in each subsequent quarter since the transaction, resulting in additional charges of $99,000 and $222,000 during the three and six months ended June 30, 2016, respectively, having been recorded on the Consolidated Statement of Comprehensive Income (Loss). The final payments against the earn out of $1.0 million in cash and $4.0 million in common stock occurred in the quarter ended June 30, 2016.

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

Pursuant to the equity interest purchase agreement, the Company was liable for an earn out of up to $0.8 million, related to GraphicMail achieving certain revenue levels in 2015. The Company utilized the income approach to estimate the fair value of the earn out. The Company analyzed scenarios and determined a probability weighting for each scenario. The Company calculated the earn out payments based on the respective revenues for each scenario and then weighted the resulting payment by the probabilities of achieving each scenario. In order to calculate an appropriate risk-adjusted discount rate for the earn out, the Company calculated the weighted average cash-flows of the business based on the three scenarios and their respective weightings. The Company then calculated an implied internal rate of return (“IRR”) of 29.8%, which is the discount rate necessary in order to reconcile the weighed cash-flows of the three scenarios to the total purchase price including the earn out payment. The earn out payment was then discounted by the 29.8% IRR. Based on these methods and the Company’s initial assessment of meeting those revenue levels in 2015, an earn out liability of $36,000 was recorded as a liability during purchase accounting. This was re-measured in the subsequent quarters, resulting in a benefit of $2,527 during the six months ended June 30, 2016. During March 2016, the Company paid $415,858 in the form of $207,929 in cash and 53,924 shares of common stock in full settlement of the earn out liability to the former GraphicMail shareholders.

Additionally, in March 2016, the Company received $175,970 in cash and 20,000 shares of Company stock (valued at $84,000) from the GraphicMail escrow fund related to an indemnified claim for unrecorded liabilities at the time of the acquisition. The total value of the claim of $259,970 was recorded as a gain in other income (expense), net during the six months ended June 30, 2016. The Company accounted for the receipt of 20,000 shares as treasury stock with a carrying value of $84,000.

 Note 4: Asset Purchase Agreements

During 2015 and 2016, the Company entered into separation agreements with several third-party GraphicMail resellers to terminate the reseller arrangements and for the Company to purchase the customer relationships that each had accumulated as a GraphicMail reseller. Pursuant to the terms of the separation agreements, the Company made payments to the resellers in exchange for the rights to the customer relationships. The Company accounted for these purchases as intangible asset acquisitions. The aggregate estimated purchase price for the intangible assets acquired was approximately $731,000. Due to heavy customer attrition from the GraphicMail customer base during the second half of 2016, the majority of the acquired intangible assets value was impaired during the fourth quarter of 2016.

Note 5: Disposition

On June 27, 2016, the Company completed the sale of the assets and deferred revenue liabilities of its SMTP email relay business (“SMTP”) to the Electric Mail Company for approximately $15.0 million. Of the total proceeds from the sale of SMTP, approximately $1.0 million in cash was held in escrow until the one year anniversary and recorded in Other current assets at December 31, 2016. The Company received the $1.0 million escrow payment in June 2017. In conjunction with the sale, the Company also entered into a transition services agreement (the “TSA”) with the buyer to assist in the transition of operations over a six-month period, which was subsequently extended for an additional three months. Pursuant to the terms of the transition services agreement, in exchange for assisting in the transfer of operations, the Company may continue utilizing the SMTP email relay platform for its email sending needs at no cost. Although no cash was exchanged for the services performed by the parties to the TSA, the Company recorded the estimated cost to utilize the SMTP sending platform as a cost of sale and recorded a benefit to Other income (expense), net for the value of services provided to the Electric Mail Company. Also, in conjunction with the sale, the Company abandoned a software asset that was not acquired, but will not be utilized by the Company in the future. The Company recorded a gain on the sale of SMTP of approximately $9.8 million, net of tax of $5.2 million in the second quarter of 2016.

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

Financial information for the SMTP email relay business for the three and six months ended June 30, 2017 and 2016, are presented in the following table:

`	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$-	$1,339,102	$-	$2,746,378

Cost of services	-	335,166	-	642,013
Gross profit	-	1,003,936	-	2,104,365

Operating expenses:
Sales and marketing	-	103,516	-	177,265
Research and development	-	79,845	-	152,898
General and administrative	-	231,137	-	474,048

Total operating expenses	-	414,498	-	804,211

Operating income	-	589,438	-	1,300,154
Other income (expense), net, before gain on sale	-	-	-	-

Income before income taxes, before gain on sale	-	589,438	-	1,300,154
Income tax expense	-	220,332	-	485,998
Net income, before gain on sale	$-	$369,106	$-	$814,156

Gain on sale of discontinued operations	-	9,373,295	-	9,373,295
Income from discontinued operations, net of income taxes	$-	$9,742,401	$-	$10,187,451

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

Note 6: Intangible Assets

Intangible assets are as follows:

	As of June 30, 2017
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$338,111	$(284,608)	$53,503
Technology	3,769,873	(2,212,373)	1,557,500
Customer relationships	4,191,825	(3,212,058)	979,767
Total finite-lived intangible assets:	8,299,809	(5,709,039)	2,590,770
Goodwill			8,867,539
Total intangible assets			$11,458,309

Estimated amortization expense for the remainder of 2017 and subsequent years is as follows:

Remainder of 2017	$264,770
2018	459,996
2019	381,000
2020	332,004
2021	279,996
2022	228,000
Thereafter	645,004
Total	$2,590,770

Amortization expense for the three months ended June 30, 2017 and 2016 was $131,869 and $286,719, respectively. Amortization expense for the six months ended June 30, 2017 and 2016 was $263,392 and $770,016, respectively.

Note 7: Credit Facility

In March 2016, the Company entered into a $2.5 million revolving loan agreement (the “Loan Agreement”) with Western Alliance Bank. The facility matures on March 21, 2018 and has no mandatory amortization provisions and is payable in full at maturity. Loan proceeds accrue interest at the higher of Western Alliance Bank’s Prime interest rate (4.25% as of June 30, 2017) or 3.5%, plus 1.75%. The Loan Agreement is collateralized by a lien on substantially all of the existing and future assets of the Company and secured by a pledge of 100% of the capital stock of SharpSpring Technologies, Inc. and Quattro Hosting, LLC and a 65% pledge of the Company’s foreign subsidiaries’ stock. The Loan Agreement subjects the Company to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions. The Loan Agreement also restricts our ability to pay cash dividends on our common stock. During June 2016, the Company amended the Loan Agreement to modify its financial covenants and allow for the sale of the SMTP business assets. There are no amounts outstanding under the Loan Agreement as of June 30, 2017 and no events of default have occurred to date. As of June 30, 2017, based on the borrowing base calculations $1,790,616 was available for withdrawal under the Loan Agreement.

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

Note 9: Changes in Accumulated Other Comprehensive Income (Loss)

Foreign Currency
Translation
Adjustment
Balance as of December 31, 2016	$(445,055)
Other comprehensive income (loss) prior to reclassifications	-
Amounts reclassified from accumulated other comprehensive income	-
Tax effect	-
Net current period other comprehensive loss	19,477
Balance as of June 30, 2017	$(425,578)

Note 10: Net Loss Per Share

Computation of net loss per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss from continuing operations	$(1,315,348)	$(669,104)	$(2,790,022)	$(1,824,252)

Basic weighted average common shares outstanding	8,381,748	7,625,833	8,375,499	7,439,152
Add incremental shares for:
Warrants	-	-	-	-
Stock options	-	-	-	-
Diluted weighted average common shares outstanding	8,381,748	7,625,833	8,375,499	7,439,152

Net loss per share:
Basic	$(0.16)	$(0.09)	$(0.33)	$(0.25)
Diluted	$(0.16)	$(0.09)	$(0.33)	$(0.25)

For the three and six months ended June 30, 2017, 1,323,726 stock options and 170,973 warrants were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive. For the three and six months ended June 30, 2016, 1,134,744 stock options and 170,973 warrants were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive.

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

During the three months ended June 30, 2017 and 2016, the Company recorded income tax benefits of $394,147 and $603,501, respectively, from continuing operations. During the six months ended June 30, 2017 and 2016, the Company recorded income tax benefits of $893,840 and $815,507, respectively, from continuing operations. The blended effective tax rate for the six months ending June 30, 2017 and 2016 was 24% and 31%, respectively. The effective blended tax rate varies from our statutory U.S. tax rate due to income generated in certain other jurisdictions at various tax rates.

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

At June 30, 2017 and December 31, 2016, we have established a valuation allowance of $2.6 million against certain deferred tax assets given the uncertainty of recoverability of these amounts.

Note 12: Defined Contribution Retirement Plan

Starting in 2016, we offered our U.S. employees the ability to participate in a 401(k) plan. Eligible U.S. employees may contribute up to 60% of their eligible compensation, subject to limitations established by the Internal Revenue Code. The Company contributes a matching contribution equal to 100% of each such participant’s contribution up to the first 3% of their annual eligible compensation. We charged $54,579 and $23,815 to expense in the three months ended June 30, 2017 and 2016, respectively, associated with our matching contribution in those periods. We charged $91,074 and $53,486 to expense in the six months ended June 30, 2017 and 2016, respectively, associated with our matching contribution in those periods.

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

Stock Options

Stock option awards under the Plan have a 10-year maximum contractual term and must be issued at an exercise price of not less than 100% of the fair market value of the common stock at the date of grant. The Plan is administered by the Board of Directors, which has the authority to determine to whom options may be granted, the period of exercise and what other restrictions, if any, should apply. Vesting for awards granted to date under the Plan is principally over four years from the date of the grant, with 25% of the award vesting after one year and monthly vesting thereafter.

Option awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

Three Months Ended June 30,
	2017	2016

Volatility	48 - 49%	38% - 50%
Risk-free interest rate	1.90% - 2.26%	1.12% - 1.65%
Expected term	6.25 years	6.25 years

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2017 and 2016 was $2.40 and $1.51, respectively.

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

Stock option awards are expensed on a straight-line basis over the requisite service period. During the three months ended June 30, 2017 and 2016, the Company recognized expense of $175,405 and $159,842, respectively, associated with stock option awards. During the six months ended June 30, 2017 and 2016, the Company recognized expense of $359,752 and $335,828, respectively, associated with stock option awards. At June 30, 2017, future stock compensation expense associated with stock options (net of estimated forfeitures) not yet recognized was $1,326,012 and will be recognized over a weighted average remaining vesting period of 2.85 years. The following summarizes stock option activity for the three months ended June 30, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,128,368	$5.12	7.0	$514,439

Granted	319,000	4.85
Exercised	(407)	3.34
Forfeited	(123,235)	5.16
Outstanding at June 30, 2017	1,323,726	$5.06	6.7	$171,772

Exercisable at June 30, 2017	625,374	$5.21	4.5	$103,011

The total intrinsic value of stock options exercised during the six months ended June 30, 2017 and June 30, 2016 was $411 and $1,854, respectively.

Stock Awards

During the three months ended June 30, 2017 and 2016, the Company issued 12,786 and 13,566 shares, respectively, to non-employee directors as compensation for their service on the board. During the six months ended June 30, 2017 and 2016, such awards totaled 23,670 and 29,479 shares, respectively. Such stock awards are immediately vested.

Stock awards are valued based on the closing price of our common stock on the date of grant, and compensation cost is recorded on a straight line basis over the share vesting period. The total fair value of stock awards granted, vested and expensed during the three months ended June 30, 2017 and 2016 was $56,271 and $51,619, respectively. The total fair value of stock awards granted, vested and expensed during the six months ended June 30, 2017 and 2016 was $112,650 and $104,282, respectively. As of June 30, 2017, there was no unrecognized compensation cost related to stock awards.

Note 14: Warrants

Prior to 2015, the Company issued warrants to certain service providers. The following table summarizes information about the Company’s warrants at June 30, 2017:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2016	170,973	$6.26	4.6	$33,660

Granted	-	-
Cancelled	-	-
Outstanding at June 30, 2017	170,973	$6.26	4.1	$-

Exercisable at June 30, 2017	170,973	$6.26	4.1	$-

Note 15: Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. The Company is not currently a party to any litigation of a material nature.

Operating Leases and Service Contracts

The Company rents its facilities with leases ranging from month-to-month to several years in duration. Most of its service contracts are on a month-to-month basis, however, some contracts and agreements extend out to longer periods. Future minimum lease payments and payments due under non-cancelable service contracts are as follows as of June 30, 2017:

Remainder of 2017	$269,107
2018	448,918
2019	373,015
2020	382,884
2021	292,843
2022	-
Thereafter	-
Total	$1,766,767

Employment Agreements

The Company has employment agreements with several members of its leadership team and executive officers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In May 2017, our Board of Directors, in consultation with Progress Partners as its financial advisor, initiated a process to explore and evaluate strategic alternatives to further enhance shareholder value. These alternatives could include, among other things, the sale of part or all of our Company, a merger with another party, other types of strategic transactions, or continuing to execute on our business plan. As of the date of this Form 10-Q report, that process is ongoing and our Board of Directors has not set a specific date for its completion. We cannot assure you that the exploration of strategic alternatives will result in a transaction.

Unless the context otherwise requires, in this section titled Management’s Discussion and Analysis Of Financial Condition and Results of Operations all references to “SharpSpring” relate to the SharpSpring product, while all references to “our Company,” “we,” “our” or “us” and other similar terms means SharpSpring, Inc., a Delaware corporation, and all subsidiaries.

Results of Operations

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Unless otherwise noted, all figures and comparisons relate to our continuing operations.

				Percent
	Three Months Ended		Change	Change
	June 30,		from	from
	2017	2016	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$3,246,420	$2,891,641	$354,779	12%
Cost of Sales	1,294,944	1,010,436	284,508	28%
Gross Profit	$1,951,476	$1,881,205	$70,271	4%

Revenues from continuing operations increased for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily due to growth in our SharpSpring marketing automation customer base. Revenues for our flagship marketing automation platform increased to $3.1 million in the three months ended June 30, 2017 from $2.1 million in the three months ended June 30, 2016. This growth in revenues was offset by reduced revenue from our traditional email marketing products (SharpSpring Mail+ and GraphicMail) which declined from $800,000 in the three months ended June 30, 2016 to $153,000 in the three months ended June 30, 2017. We experienced higher attrition related to the migration of customers from the GraphicMail platform to the SharpSpring Mail+ platform during the last three quarters of 2016.

Cost of services increased for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily due to costs to support increased revenues and incremental business from new customer additions to SharpSpring. As a percentage of revenues, cost of services were 40% and 35% of revenues for the three months ended June 30, 2017 and 2016, respectively. This reflects a lower gross margin for our SharpSpring product, which has become a much larger percent of the overall business, as we invest in resources to support the future growth of that product.

				Percent
	Three Months Ended		Change	Change
	June 30,		from	from
	2017	2016	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$1,577,968	$1,318,210	$259,758	20%
Research and development	731,187	562,583	168,604	30%
General and administrative	1,231,708	925,726	305,982	33%
Change in earn out liability	-	99,000	(99,000)	-100%
Intangible asset amortization	131,869	286,719	(154,850)	-54%
	$3,672,732	$3,192,238	$480,494	15%

Sales and marketing expenses increased for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase was primarily due to an increase in marketing program spending for various lead generation activities, which increased by $369,000 from last year. Additionally, we experienced an increase in marketing headcount-related costs due to recent hires, offset by reductions in sales team headcount costs associated with the consolidation and closure of international offices and lower partner reseller fees.

Research and development expenses increased for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily due to additional hiring of development and quality assurance staff since last year. Headcount-related costs for this group increased by approximately $163,000 in the three months ended June 30, 2017 compared to the same period in 2016.

General and administrative expenses increased for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, with higher facilities costs, headcount related costs associated with business growth and higher depreciation.

The acquisition of SharpSpring included liability-based contingent consideration which was re-measured during each reporting period until the ultimate settlement in the second quarter of 2016. These re-measurements resulted in additional charges that are recorded on the Consolidated Statements of Comprehensive Income (Loss). During the three months ended June 30, 2016, we incurred a charge of $99,000 related to the adjustment to the earn out liability for SharpSpring.

Amortization of intangible assets decreased for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 due primarily to the reduction of amortization related to the GraphicMail customer relationship intangibles. During the fourth quarter of 2016, the Company accelerated the amortization expense for the majority of the GraphicMail customer relationship intangible values.

				Percent
	Three Months Ended		Change	Change
	June 30,		from	from
	2017	2016	Prior Year	Prior Year
Other
Other income (expense), net	$11,761	$38,428	$(26,667)	-69%
Provision (benefit) for income tax	$(394,147)	$(603,501)	$209,354	-35%

Other income (expense) is generally related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency.

During the three months ended June 30, 2017 and 2016, our income tax benefit from continuing operations related to losses incurred by our consolidated U.S. entities offset by a small amount of tax expense related to income derived in foreign jurisdictions at the applicable statutory tax rates.

				Percent
	Three Months Ended		Change	Change
	June 30,		from	from
	2017	2016	Prior Year	Prior Year
Discontinued operations
Income from discontinued operations, net of tax	$-	$9,742,401	$(9,742,401)	-100%

Discontinued operations, net of tax, represents revenue, offset by expenses and taxes, related to our SMTP email relay business that was sold on June 27, 2016 to an unrelated third party.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Unless otherwise noted, all figures and comparisons relate to our continuing operations.

				Percent
	Six Months Ended		Change	Change
	June 30,		from	from
	2017	2016	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$6,269,853	$5,678,416	$591,437	10%
Cost of Sales	2,566,265	2,081,523	484,742	23%
Gross Profit	$3,703,588	$3,596,893	$106,695	3%

Revenues from continuing operations increased for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to growth in our SharpSpring marketing automation customer base. Revenues for our flagship marketing automation platform increased to $5.9 million in the six months ended June 30, 2017 from $3.9 million in the six months ended June 30, 2016. This growth in revenues was offset by reduced revenue from our traditional email marketing products (SharpSpring Mail+ and GraphicMail) which declined from $1.8 million in the six months ended June 30, 2016 to $0.3 million in the six months ended June 30, 2017. We experienced higher attrition related to the migration of customers from the GraphicMail platform to the SharpSpring Mail+ platform during the last three quarters of 2016.

Cost of services increased for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily due to costs to support increased revenues and incremental business from new customer additions to SharpSpring. As a percentage of revenues, cost of services were 59% and 63% of revenues for the six months ended June 30, 2017 and 2016, respectively. This reflects a lower gross margin for our SharpSpring product, which has become a much larger percent of the overall business, as we invest in resources to support the future growth of that product.

				Percent
	Six Months Ended		Change	Change
	June 30,		from	from
	2017	2016	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$3,223,838	$2,639,294	$584,544	22%
Research and development	1,390,917	1,039,692	351,225	34%
General and administrative	2,587,906	1,938,056	649,850	34%
Change in earn out liability	-	219,473	(219,473)	-100%
Intangible asset amortization	263,392	770,016	(506,624)	-66%
	$7,466,053	$6,606,531	$859,522	13%

Sales and marketing expenses increased for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase was primarily due to an increase in marketing program spending for various lead generation activities, which increased by $659,000 from last year. Additionally, we experienced an increase in marketing headcount-related costs due to recent hires, offset by reductions in sales team headcount costs associated with the consolidation and closure of international offices and lower partner reseller fees.

Research and development expenses increased for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily due to additional hiring of development and quality assurance staff since last year. Headcount-related costs for this group increased by approximately $350,000 in the six months ended June 30, 2017 compared to the same period in 2016.

General and administrative expenses increased for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, with higher facilities costs, headcount related costs associated with business growth and higher depreciation.

The acquisitions of SharpSpring and GraphicMail included liability-based contingent consideration which was re-measured during each reporting period until the ultimate settlement in the first half of 2016. These re-measurements resulted in additional charges that are recorded on the Consolidated Statements of Comprehensive Income (Loss). During the six months ended June 30, 2016, we incurred a charge of $219,473 related to the adjustment to the earn out liability for SharpSpring.

Amortization of intangible assets decreased for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 due primarily to the reduction of amortization related to the GraphicMail customer relationship intangibles. During the fourth quarter of 2016, the Company accelerated the amortization expense for the majority of the GraphicMail customer relationship intangible values.

				Percent
	Six Months Ended		Change	Change
	June 30,		from	from
	2017	2016	Prior Year	Prior Year
Other
Other income (expense), net	$78,603	$369,879	$(291,276)	-79%
Provision (benefit) for income tax	$(893,840)	$(815,507)	$(78,333)	10%

Other income (expense) is generally related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency. However, during the six months ended June 30, 2016, the Company recorded a gain related to a favorable claim from the GraphicMail escrow hold-back account of $259,760. Additionally, during the six months ended June 30, 2017, the Company recorded other income in the amount of $21,345 related to the performance of services pursuant to the transition services agreement associated with the SMTP email relay product sale.

During the six months ended June 30, 2017 and 2016, our income tax benefit from continuing operations related to losses incurred by our consolidated U.S. entities offset by a small amount of tax expense related to income derived in foreign jurisdictions at the applicable statutory tax rates.

				Percent
	Six Months Ended		Change	Change
	June 30,		from	from
	2017	2016	Prior Year	Prior Year
Discontinued operations
Income from discontinued operations, net of tax	$-	$10,187,451	$(10,187,451)	-100%

Discontinued operations, net of tax, represents revenue, offset by expenses and taxes, related to our SMTP email relay business that was sold on June 27, 2016 to an unrelated third party.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of operating cash inflows from continuing operations are net remittances from customers for our services. Such payments are sometimes received in advance of providing the services, yielding a deferred revenue liability on our consolidated balance sheet. On June 27, 2016, we sold our SMTP email relay business for approximately $15.0 million, approximately $14.0 million of which was received during the second quarter of 2016 and $1.0 million of which was received in the second quarter of 2017. From time to time, we also raise funds from offering our common stock for sale to new and existing investors. Additionally, in March 2016, the Company obtained a $2.5 million revolving credit facility to provide additional financing flexibility in the future. No amounts have been borrowed under the facility to date and based on the borrowing base calculations, approximately $1.8 million was available under the facility as of June 30, 2017.

Our primary sources of cash outflows from operations include payroll and payments to vendors and third party service providers. During 2016, we also acquired customer relationship assets for cash from several former GraphicMail third party resellers. Additionally, we disbursed $207,929 of cash in March 2016 for an earn out payment to the former GraphicMail shareholders and $1.0 million in June 2016 for an earn out payment to the former SharpSpring shareholders.

Analysis of Cash Flows

Net cash used in operating activities from our continuing operations increased by $811,000 to $2.3 million for the six months ended June 30, 2017, compared to $1.5 million for the six months ended June 30, 2016. The increase in cash used in operating activities was attributable primarily to an increase in our net loss, driven by increased marketing and headcount expenditures related to growing our SaaS marketing automation platform.

Net cash used in investing activities from our continuing operations was $197,599 and $877,795 during the six months ended June 30, 2017, and 2016, respectively. The reduction in cash used for investing activities relates to less cash paid to several former GraphicMail third-party resells to acquire customer relationship assets in 2016. Additionally, in 2016, the Company also placed $250,000 of cash into a restricted account to collateralize the Company’s credit card program in the U.S., which created a use of investing cash in the first quarter of 2016 that was reversed in later quarters of 2016 when the funds became unrestricted.

Net cash provided by financing activities was $1,359 during the six months ended June 30, 2017 compared to net cash used in financing activities of $1.2 million during the six months ended June 30, 2016. During the six months ending June 30, 2016, the Company paid $1.0 million to the former SharpSpring shareholders and $207,929 to the former GraphicMail shareholders related to earn out payments from those 2014 acquisitions.

We had net working capital of approximately $8.3 million and $10.4 million as of June 30, 2017 and December 31, 2016, respectively. Our cash balance was $7.2 million at June 30, 2017 compared to $8.7 million at December 31, 2016, reflecting cash used for operations and investing activities during the period, offset by $1.0 million received in June 2017 related to the escrow hold back from the SMTP business disposition in 2016.

Contractual Obligations

We rent our facilities with leases ranging from month-to-month to several years in duration. Most of our service contracts are also on a month-to-month basis. However, from time to time, we enter into non-cancelable service contracts including longer-term contracts and payments for the acquisition of customer relationships from resellers. Future minimum lease payments and payments due under non-cancelable service contracts are as follows as of June 30, 2017:

Remainder of 2017	$269,107
2018	448,918
2019	373,015
2020	382,884
2021	292,843
2022	-
Thereafter	-
Total	$1,766,767

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

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2017. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2017 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Except as set forth below, there has been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 31, 2017.

We cannot assure you that our exploration of strategic alternatives will result in us pursuing a transaction or that any such transaction would be successful, and there may be negative impacts on our business and our stock price as a result of the process of exploring strategic alternatives or its conclusion.

In May 2017, our Board of Directors, in consultation with Progress Partners as its financial advisor, initiated a process to explore and evaluate strategic alternatives to further enhance shareholder value. These alternatives could include, among other things, the sale of part or all of our Company, a merger with another party, other types of strategic transactions, or continuing to execute on our business plan. As of the date of this Form 10-Q report, that process is ongoing and our Board of Directors has not set a specific date for its completion. We cannot assure you that the exploration of strategic alternatives will result in a transaction.

Our ability to conclude a transaction, if our Board of Directors decides to pursue one, will depend on numerous factors, some of which are outside of our control, including factors affecting the availability of financing for transactions and the financial markets in general.

During the process of exploring strategic alternatives, our financial results and operations may be adversely affected by factors such as the diversion of management resources and uncertainty regarding the outcome of the process. For example, the process could lead us to lose or fail to attract employees, customers or business partners. Although we have taken steps to address those risks, we cannot assure you that any such losses or distractions will not adversely affect our operations or financial results. The strategic review process could also result in fluctuations in our stock price based on speculation regarding the outcome of the process. In addition, our stock price may be adversely affected if we fail to enter into a transaction, or if the terms of any such transaction are not viewed favorably by our shareholders in light of the then-current trading price of our stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits.

INDEX TO EXHIBITS

SEC Reference Number	Title of Document	Location
10.1	2017 Executive Bonus Plan	Incorporated by reference to the Company’s Form 8-K filed 5/5/17
10.2	Amendment No. 6 to 2010 Employee Stock Plan	Incorporated by reference to Appendix A to the Company’s Definitive Schedule 14A filed with the SEC on 5/1/17
10.3	2010 Employee Stock Plan	Incorporated by reference to Form S-1 filed on December 2, 2010
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101	XBRL	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SharpSpring, Inc.

By:	/s/Richard A. Carlson
Richard A. Carlson
Chief Executive Officer and President (Principal Executive Officer) Date: August 11, 2017

SharpSpring, Inc.

By:	/s/ Edward Lawton
Edward Lawton Chief Financial Officer
(Principal Financial Officer) Date: August 11, 2017

