Form 10-Q
period 2017-09-30
SharpSpring, Inc.
filed 2017-11-13
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,433,581 shares of common stock as of November 9, 2017.

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Item 1.	Financial Statements.

SharpSpring, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$6,316,883	$8,651,374
Accounts receivable, net of allowance for doubtful accounts of $459,923 and $508,288 at September 30, 2017 and December 31, 2016, respectively	687,491	1,261,923
Income taxes receivable	2,043,479	1,355,180
Other current assets	298,801	1,396,642
Total current assets	9,346,654	12,665,119

Property and equipment, net	843,606	905,345
Goodwill	8,870,649	8,845,394
Other intangible assets, net	2,458,128	2,850,635
Deferred income taxes	34,732	32,996
Deposits and other	26,022	30,464
Total assets	$21,579,791	$25,329,953

Liabilities and Shareholders’ Equity
Accounts payable	$887,474	$498,534
Accrued expenses and other current liabilities	575,406	953,171
Deferred revenue	276,673	280,159
Income taxes payable	448,694	484,349
Total current liabilities	2,188,247	2,216,213

Deferred income taxes	287,434	195,495
Total liabilities	2,475,681	2,411,708
Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value, Authorized shares-50,000,000; issued shares-8,433,229 at September 30, 2017 and 8,380,663 at December 31, 2016; outstanding shares-8,413,229 at September 30, 2017 and 8,360,663 at December 31, 2016	8,433	8,381
Additional paid in capital	28,134,643	27,556,398
Accumulated other comprehensive income loss	(365,945)	(445,055)
Accumulated deficit	(8,589,021)	(4,117,479)
Treasury stock	(84,000)	(84,000)
Total shareholders’ equity	19,104,110	22,918,245

Total liabilities and shareholders’ equity	$21,579,791	$25,329,953

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$3,411,580	$3,010,307	$9,681,433	$8,688,723

Cost of services	1,210,088	1,269,473	3,776,353	3,350,996
Gross profit	2,201,492	1,740,834	5,905,080	5,337,727

Operating expenses:
Sales and marketing	1,801,701	1,445,152	5,025,539	4,084,446
Research and development	703,392	612,117	2,094,309	1,651,809
General and administrative	1,353,972	1,232,996	3,941,877	3,171,052
Change in earn out liability	-	-	-	219,473
Intangible asset amortization	132,298	298,823	395,690	1,068,839

Total operating expenses	3,991,363	3,589,088	11,457,415	10,195,619

Operating loss	(1,789,871)	(1,848,254)	(5,552,335)	(4,857,892)
Other income (expense), net	(2,708)	105,104	75,895	474,983

Loss before income taxes	(1,792,579)	(1,743,150)	(5,476,440)	(4,382,909)
Benefit for income tax	(111,059)	(519,293)	(1,004,899)	(1,334,800)
Net loss from continuing operations	(1,681,520)	(1,223,857)	(4,471,541)	(3,048,109)
Net income from discontinued operations, net of tax	-	-	-	10,187,451
Net (loss) income	$(1,681,520)	$(1,223,857)	$(4,471,541)	$7,139,342

Net loss per share from continuing operations
Basic net loss per share	$(0.20)	$(0.15)	$(0.53)	$(0.39)
Diluted net loss per share	$(0.20)	$(0.15)	$(0.53)	$(0.39)

Net income per share from discontinued operations
Basic net income per share	$-	$-	$-	$1.32
Diluted net income per share	$-	$-	$-	$1.32

Net (loss) income per share
Basic net (loss) income per share	$(0.20)	$(0.15)	$(0.53)	$0.92
Diluted net (loss) income per share	$(0.20)	$(0.15)	$(0.53)	$0.92

Shares used in computing basic net (loss) income per share	8,399,920	8,345,750	8,383,639	7,741,351
Shares used in computing diluted net (loss) income per share	8,399,920	8,345,750	8,383,639	7,741,351

Other comprehensive income (loss):
Foreign currency translation adjustment	59,633	(64,470)	79,110	(154,735)
Comprehensive (loss) income	$(1,621,887)	$(1,288,327)	$(4,392,431)	$6,984,607

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(4,471,541)	$7,139,342
Deduct: Income from discontinued operations, net of income taxes	-	10,187,451
Net loss from continuing operations	(4,471,541)	(3,048,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	602,780	1,169,043
Non-cash stock compensation	559,437	499,763
Deferred income taxes	24,775	(82,974)
Loss on disposal of property and equipment	3,481	128,978
Non-cash change in value of earn out liability	-	219,473
Non-cash gain from escrow claim	-	(84,000)
Unearned foreign currency gain/loss	52,346	(159,089)
Changes in operating assets and liabilities:
Accounts receivable	618,140	(301,602)
Other assets	103,345	(334,641)
Income taxes, net	(680,297)	(3,369,621)
Accounts payable	366,469	120,660
Accrued expenses and other current liabilities	(323,378)	379,324
Deferred revenue	(13,093)	(228,472)
Net cash used in operating activities - Continuing operations	(3,157,536)	(5,091,267)
Net cash provided by operating activities - Discontinued operations	-	785,830
Net cash used in operating activities	(3,157,536)	(4,305,437)

Cash flows from investing activities:
Purchases of property and equipment	(148,555)	(442,231)
Acquisitions of customer assets from resellers	(64,268)	(548,278)
Net cash used in investing activities - Continuing operations	(212,823)	(990,509)
Net cash provided by investing activities - Discontinued operations	1,000,000	13,945,548
Net cash provided by investing activities	787,177	12,955,039

Cash flows from financing activities:
Payment to reduce earn out	-	(1,207,929)
Proceeds from exercise of stock options	18,859	1,125
Net cash provided by (used in) financing activities - Continuing operations	18,859	(1,206,804)
Net cash provided by financing activities - Discontinued operations	-	-
Net cash provided by (used in) financing activities	18,859	(1,206,804)

Effect of exchange rate on cash	17,009	14,730

Change in cash and cash equivalents	(2,334,491)	7,457,528

Cash and cash equivalents, beginning of period	8,651,374	4,158,646

Cash and cash equivalents, end of period	$6,316,883	$11,616,174

Supplemental information on consolidated statements of cash flows:
Cash paid for income taxes	$98,637	$2,575,577

Supplemental information on non-cash investing and financing activities:
Receipt of common stock for escrow claim	$-	$84,000
Settlement of earn out liabilities with common stock	$-	$(4,207,929)
Other receivable created for sale of SMTP email relay business	$-	$(1,000,000)

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

Our Company focuses on providing the SharpSpring cloud-based marketing automation solution. SharpSpring is designed to increase the rates at which businesses generate leads and convert leads to sales opportunities by improving the way businesses communicate with customers and prospects. Our products are marketed directly by us and through a small group of reseller partners to customers around the world. Prior to June 27, 2016, our Company also provided cloud-based email relay delivery services to its customers.

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

Accounts Receivable

Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection. Management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. The Company reserves for receivables that are determined to be uncollectible, if any, in its allowance for doubtful accounts. The Company had an allowance for doubtful accounts of $459,923 and $508,288 as of September 30, 2017 and December 31, 2016, respectively. After the Company has exhausted all collection efforts, the outstanding receivable is written off against the allowance.

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

Goodwill and Impairment

As of September 30, 2017 and December 31, 2016, we had recorded goodwill of $8,870,649 and $8,845,394, respectively. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the SharpSpring and GraphicMail acquisitions (See Note 3). Under FASB ASC 350, “Intangibles - Goodwill and Other” deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-10, and written down when impaired.

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

In determining the provision for income taxes, the Company uses statutory tax rates and tax planning opportunities available to the Company in the jurisdictions in which it operates. This includes recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns to the extent pervasive evidence exists that they will be realized in future periods. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which are expected to be in effect in the years in which the temporary differences are expected to reverse. In accordance with the Company’s income tax policy, significant or unusual items are separately recognized in the period in which they occur. The Company is subject to routine examination by domestic and foreign tax authorities and frequently faces challenges regarding the amount of taxes due. These challenges include positions taken by the Company related to the timing, nature and amount of deductions and the allocation of income among various tax jurisdictions. As of September 30, 2017, the Company is not being examined by domestic or foreign tax authorities.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred. Depreciation expense from continuing operations related to property and equipment was $71,899 and $56,004 for the three months ended September 30, 2017 and 2016, respectively. Depreciation expense from continuing operations related to property and equipment was $207,090 and $97,549 for the nine months ended September 30, 2017 and 2016, respectively.

Property and equipment as of September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017	December 31, 2016
Property and equipment, net:
Leasehold improvements	$128,122	$128,122
Furniture and fixtures	355,050	316,819
Computer equipment and software	717,429	641,722
Construction in progress	30,236	-
Total	1,230,837	1,086,663
Less: Accumulated depreciation and amortization	(387,231)	(181,318)
	$843,606	$905,345

Useful lives are as follows:

Leasehold improvements	3-5 years
Furniture and fixtures	3-5 years
Computing equipment	3 years
Software	3-5 years

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents. At September 30, 2017 and December 31, 2016, the Company had cash balances at financial institutions that exceed federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the three and nine months ended September 30, 2017 and 2016, there were no customers that accounted for more than 10% of total revenue or 10% of total accounts receivable.

Cost of Services

Cost of services consists primarily of direct labor costs associated with support and customer onboarding and technology hosting and license costs associated with the cloud-based platform.

Credit Card Processing Fees

Credit card processing fees are included as a component of general and administrative expenses and are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising and marketing expenses from continuing operations was $831,642 and $500,735 for the three months ended September 30, 2017 and 2016, respectively. Advertising and marketing expenses from continuing operations was $2,174,590 and $1,178,308 for the nine months ended September 30, 2017 and 2016, respectively.

Research and Development Costs and Capitalized Software Costs

We capitalize certain costs associated with internal use software during the application development stage, mostly related to software that we use in providing our hosted solutions. We expense costs associated with preliminary project phase activities, training, maintenance and any post-implementation period costs as incurred. For the three months ended September 30, 2017 and 2016, we capitalized $10,537 and zero, respectively, in software development costs. For the nine months ended September 30, 2017 and 2016, we capitalized $44,475 and $6,642, respectively, in software development costs. We amortize capitalized software costs over the estimated useful life of the software, which is typically estimated to be 3 years, once the related project has been completed and deployed for customer use. At September 30, 2017 and December 31, 2016, the net carrying value of capitalized software was $82,487 and $78,005, respectively.

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

In May 2014, the FASB issued updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved the deferral of the new standard’s effective date by one year. The new standard now is effective for annual reporting periods beginning January 1, 2018. The FASB will permit companies to adopt the new standard early, but not before the original effective date of January 1, 2017. The Company is currently completing its evaluation of this guidance, but does not expect any material changes in revenue or cost recognized as a result of this pronouncement due to the month-to-month nature of its revenue arrangements.

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

The SharpSpring earn out was initially $10,000,000, payable 60% in cash and 40% in stock, depending on SharpSpring achieving certain revenue levels in 2015. At the time of the acquisition, the Company utilized the income approach to estimate the fair value of the earn out. The Company analyzed scenarios and determined a probability weighting for each scenario. The Company calculated the earn out payments based on the respective revenues for each scenario and then weighted the resulting payment by the probabilities of achieving each scenario. In order to calculate an appropriate risk-adjusted discount rate for the earn out, the Company calculated the weighted average cash-flows of the business based on the three scenarios and their respective weightings. The Company then calculated an implied internal rate of return (“IRR”) of 18.9%, which is the discount rate necessary in order to reconcile the weighed cash-flows of the three scenarios to the total purchase price including the earn out payment. The earn out payment was then discounted by the 18.9% IRR. Based on these methods and the Company’s original assessment of meeting those revenue levels in 2015, an earn out liability of $6,963,000 was originally recorded as a liability during purchase accounting. This was re-measured in each subsequent quarter since the transaction, resulting in additional charges of $222,000 during the nine months ended September 30, 2016 having been recorded on the Consolidated Statement of Comprehensive Income (Loss). The final payments against the earn out of $1.0 million in cash and $4.0 million in common stock occurred in the quarter ended June 30, 2016.

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

Pursuant to the equity interest purchase agreement, the Company was liable for an earn out of up to $0.8 million, related to GraphicMail achieving certain revenue levels in 2015. The Company utilized the income approach to estimate the fair value of the earn out. The Company analyzed scenarios and determined a probability weighting for each scenario. The Company calculated the earn out payments based on the respective revenues for each scenario and then weighted the resulting payment by the probabilities of achieving each scenario. In order to calculate an appropriate risk-adjusted discount rate for the earn out, the Company calculated the weighted average cash-flows of the business based on the three scenarios and their respective weightings. The Company then calculated an implied internal rate of return (“IRR”) of 29.8%, which is the discount rate necessary in order to reconcile the weighed cash-flows of the three scenarios to the total purchase price including the earn out payment. The earn out payment was then discounted by the 29.8% IRR. Based on these methods and the Company’s initial assessment of meeting those revenue levels in 2015, an earn out liability of $36,000 was recorded as a liability during purchase accounting. This was re-measured in the subsequent quarters, resulting in a benefit of $2,527 during the nine months ended September 30, 2016. During March 2016, the Company paid $415,858 in the form of $207,929 in cash and 53,924 shares of common stock in full settlement of the earn out liability to the former GraphicMail shareholders.

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

Note 5: Disposition

On June 27, 2016, the Company completed the sale of the assets and deferred revenue liabilities of its SMTP email relay business (“SMTP”) to the Electric Mail Company for approximately $15.0 million. Of the total proceeds from the sale of SMTP, approximately $1.0 million in cash was held in escrow until the one-year anniversary and recorded in Other current assets at December 31, 2016. The Company received the $1.0 million escrow payment in June 2017. In conjunction with the sale, the Company also entered into a transition services agreement (the “TSA”) with the buyer to assist in the transition of operations over a six-month period, which was subsequently extended for an additional three months. Pursuant to the terms of the transition services agreement, in exchange for assisting in the transfer of operations, the Company may continue utilizing the SMTP email relay platform for its email sending needs at no cost. Although no cash was exchanged for the services performed by the parties to the TSA, the Company recorded the estimated cost to utilize the SMTP sending platform as a cost of sale and recorded a benefit to Other income (expense), net for the value of services provided to the Electric Mail Company. Also, in conjunction with the sale, the Company abandoned a software asset that was not acquired, but will not be utilized by the Company in the future. The Company recorded a gain on the sale of SMTP of approximately $9.8 million, net of tax of $5.2 million in the second quarter of 2016.

Pursuant to the reporting requirements of ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the Company has determined that the SMTP business qualifies for presentation as a discontinued operation because it represents a component of our entity and the sale of SMTP represents a strategic shift in our business plans. Therefore, the Company has presented the operating results of SMTP (for periods prior to the sale) as discontinued operations, net of tax, in the accompanying Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Cash Flows.

Financial information for the SMTP email relay business for the three and nine months ended September 30, 2017 and 2016, are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$-	$-	$-	$2,746,378

Cost of services	-	-	-	642,013
Gross profit	-	-	-	2,104,365

Operating expenses:
Sales and marketing	-	-	-	177,265
Research and development	-	-	-	152,898
General and administrative	-	-	-	474,048

Total operating expenses	-	-	-	804,211

Operating income	-	-	-	1,300,154
Other income (expense), net, before gain on sale	-	-	-	-

Income before income taxes, before gain on sale	-	-	-	1,300,154
Income tax expense	-	-	-	485,998
Net income, before gain on sale	$-	$-	$-	$814,156

Gain on sale of discontinued operations	-	-	-	9,373,295
Income from discontinued operations, net of income taxes	$-	$-	$-	$10,187,451

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

Note 6: Intangible Assets

Intangible assets are as follows:

	As of September 30, 2017
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$344,866	$(299,612)	$45,254
Technology	3,820,657	(2,326,907)	1,493,750
Customer relationships	4,154,902	(3,235,778)	919,124
Unamortized intangible assets:	8,320,425	(5,862,297)	2,458,128
Goodwill			8,870,649
Total intangible assets			$11,328,777

Estimated amortization expense for the remainder of 2017 and subsequent years is as follows:

Remainder of 2017	$132,126
2018	460,000
2019	381,000
2020	332,000
2021	280,000
2022	228,000
Thereafter	645,002
Total	$2,458,128

Amortization expense for the three months ended September 30, 2017 and 2016 was $132,298 and $298,823, respectively. Amortization expense for the nine months ended September 30, 2017 and 2016 was $395,690 and $1,068,839, respectively.

Note 7: Credit Facility

In March 2016, the Company entered into a $2.5 million revolving loan agreement (the “Loan Agreement”) with Western Alliance Bank. The facility matures on March 21, 2018 and has no mandatory amortization provisions and is payable in full at maturity. Loan proceeds accrue interest at the higher of Western Alliance Bank’s Prime interest rate (4.25% as of September 30, 2017) or 3.5%, plus 1.75%. The Loan Agreement is collateralized by a lien on substantially all of the existing and future assets of the Company and secured by a pledge of 100% of the capital stock of SharpSpring Technologies, Inc. and Quattro Hosting, LLC and a 65% pledge of the Company’s foreign subsidiaries’ stock. The Loan Agreement subjects the Company to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions. The Loan Agreement also restricts our ability to pay cash dividends on our common stock. During June 2016, the Company amended the Loan Agreement to modify its financial covenants and allow for the sale of the SMTP business assets. During October 2017, the Loan Agreement was amended to waive the minimum adjusted EBITDA financial covenant for the third quarter of 2017 and modify the minimum adjusted EBITDA financial covenant for the fourth quarter of 2017. There are no amounts outstanding under the Loan Agreement as of September 30, 2017 and no events of default have occurred to date. As of September 30, 2017, based on the borrowing base calculations $1,817,478 was available for withdrawal under the Loan Agreement.

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

Note 9: Changes in Accumulated Other Comprehensive Income (Loss)

Foreign Currency
Translation
Adjustment
Balance as of December 31, 2016	$(445,055)
Other comprehensive income (loss) prior to reclassifications	-
Amounts reclassified from accumulated other comprehensive income	-
Tax effect	-
Net current period other comprehensive loss	79,110
Balance as of September 30, 2017	$(365,945)

Note 10: Net Loss Per Share

Computation of net loss per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss from continuing operations	$(1,681,520)	$(1,223,857)	$(4,471,541)	$(3,048,109)

Basic weighted average common shares outstanding	8,399,920	8,345,750	8,383,639	7,741,351
Add incremental shares for:
Warrants	-	-	-	-
Stock options	-	-	-	-
Diluted weighted average common shares outstanding	8,399,920	8,345,750	8,383,639	7,741,351

Net loss per share:
Basic	$(0.20)	$(0.15)	$(0.53)	$(0.39)
Diluted	$(0.20)	$(0.15)	$(0.53)	$(0.39)

For the three and nine months ended September 30, 2017, 1,086,623 stock options and 170,973 warrants were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive. For the three and nine months ended September 30, 2016, 1,143,529 stock options and 170,973 warrants were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive.

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

During the three months ended September 30, 2017 and 2016, the Company recorded income tax benefits of $111,059 and $519,293, respectively, from continuing operations. During the nine months ended September 30, 2017 and 2016, the Company recorded income tax benefits of $1,004,899 and $1,334,800, respectively, from continuing operations. The blended effective tax rate for the nine months ending September 30, 2017 and 2016 was 18% and 30%, respectively. The effective blended tax rate varies from our statutory U.S. tax rate due to income generated in certain other jurisdictions at various tax rates.

Valuation Allowance

We record a deferred tax asset if we believe that it is more likely than not that we will realize a future tax benefit. Ultimate realization of any deferred tax asset is dependent on our ability to carryback losses to prior periods with gains or generate sufficient future taxable income in the appropriate tax jurisdiction before the expiration of carryforward periods, if any. Our assessment of deferred tax asset recoverability considers many different factors including historical and projected operating results, the reversal of existing deferred tax liabilities that provide a source of future taxable income, the impact of current tax planning strategies and the availability of future tax planning strategies. We establish a valuation allowance against any deferred tax asset for which we are unable to conclude that recoverability is more likely than not. This is inherently judgmental, since we are required to assess many different factors and evaluate as much objective evidence as we can in reaching an overall conclusion. The particularly sensitive component of our evaluation is our projection of future operating results since this relies heavily on our estimates of future revenue and expense levels by tax jurisdiction.

In making our assessment of deferred tax asset recoverability, we considered our historical financial results, our projected future financial results, the ability to utilize net operating loss carrybacks, the planned reversal of existing deferred tax liabilities and the impact of any tax planning actions. Based on our analysis we noted both positive and negative factors relative to our ability to support realization of certain deferred tax assets. However, based on the weighting of all the evidence, including the near term effect on our income projections of investments we are making in our team, product and systems infrastructure, we concluded that it was more likely than not that the majority of our deferred tax assets in foreign jurisdictions related to temporary differences and net operating losses may not be recovered. The establishment of a valuation allowance in these foreign jurisdictions has no effect on our ability to use the underlying deferred tax assets prior to expiration to reduce cash tax payments in the future to the extent that we generate taxable income.

At September 30, 2017 and December 31, 2016, we have established a valuation allowance of $2.6 million against certain international deferred tax assets given the uncertainty of recoverability of these amounts.

Note 12: Defined Contribution Retirement Plan

Starting in 2016, we offered our U.S. employees the ability to participate in a 401(k) plan. Eligible U.S. employees may contribute up to 60% of their eligible compensation, subject to limitations established by the Internal Revenue Code. The Company contributes a matching contribution equal to 100% of each such participant’s contribution up to the first 3% of their annual eligible compensation. We charged $53,886 and $25,892 to expense in the three months ended September 30, 2017 and 2016, respectively, associated with our matching contribution in those periods. We charged $144,960 and $79,378 to expense in the nine months ended September 30, 2017 and 2016, respectively, associated with our matching contribution in those periods.

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

Option awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

Nine Months Ended September 30,
	2017	2016

Volatility	48 - 49%	38% - 50%
Risk-free interest rate	1.85% - 2.26%	1.12% - 1.65%
Expected term	6.25 years	6.25 years

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2017 and 2016 was $2.05 and $1.93, respectively.

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

Stock option awards are expensed on a straight-line basis over the requisite service period. During the three months ended September 30, 2017 and 2016, the Company recognized expense of $137,673 and $102,105, respectively, associated with stock option awards. During the nine months ended September 30, 2017 and 2016, the Company recognized expense of $384,787 and $333,650, respectively, associated with stock option awards. At September 30, 2017, future stock compensation expense associated with stock options (net of estimated forfeitures) not yet recognized was $1,221,255 and will be recognized over a weighted average remaining vesting period of 2.7 years. The following summarizes stock option activity for the three months ended September 30, 2017:

		Weighted	Weighted	Aggregate
	Number of	Average	Average Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2016	1,128,368	$5.12	7.0	$514,439

Granted	353,500	4.78
Exercised	(14,407)	1.31
Forfeited	(380,838)	4.99
Outstanding at September 30, 2017	1,086,623	$5.11	8.0	$500

Exercisable at September 30, 2017	428,721	$5.47	7.0	$344

The total intrinsic value of stock options exercised during the nine months ended September 30, 2017 and September 30, 2016 was $32,960 and $1,854, respectively.

Stock Awards

During the three months ended September 30, 2017 and 2016, the Company issued 14,489 and 11,052 shares, respectively, to non-employee directors as compensation for their service on the board. During the nine months ended September 30, 2017 and 2016, such awards totaled 38,159 and 40,531 shares, respectively. Such stock awards are immediately vested.

Stock awards are valued based on the closing price of our common stock on the date of grant, and compensation cost is recorded on a straight line basis over the share vesting period. The total fair value of stock awards granted, vested and expensed during the three months ended September 30, 2017 and 2016 was $62,013 and $61,830, respectively. The total fair value of stock awards granted, vested and expensed during the nine months ended September 30, 2017 and 2016 was $174,650 and $166,113, respectively. As of September 30, 2017, there was no unrecognized compensation cost related to stock awards.

Note 14: Warrants

Prior to 2015, the Company issued warrants to certain service providers. The following table summarizes information about the Company’s warrants at September 30, 2017:

		Weighted	Weighted
	Number of	Average	Average Remaining	Intrinsic
	Units	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2016	170,973	$6.26	4.6	$33,660

Granted	-	-
Cancelled	-	-
Outstanding at September 30, 2017	170,973	$6.26	3.8	$-

Exercisable at September 30, 2017	170,973	$6.26	3.8	$-

Note 15: Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. The Company is not currently a party to any litigation of a material nature.

Operating Leases and Service Contracts

The Company rents its facilities with leases ranging from month-to-month to several years in duration. Most of its service contracts are on a month-to-month basis, however, some contracts and agreements extend out to longer periods. Future minimum lease payments and payments due under non-cancelable service contracts are as follows as of September 30, 2017:

Remainder of 2017	$171,251
2018	448,918
2019	373,015
2020	382,884
2021	292,843
2022	-
Thereafter	-
Total	$1,668,911

Employment Agreements

The Company has employment agreements with several members of its leadership team and executive officers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We provide SaaS based marketing technologies to customers around the world. Our focus is on marketing automation tools that enable customers to interact with a lead from an early stage and nurture that potential customer using advanced features until it becomes a qualified sales lead or customer. We primarily offer our premium SharpSpring marketing automation solution, but also have customers on the SharpSpring Mail+ product, which is a subset of the full suite solution.

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

Results of Operations

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Unless otherwise noted, all figures and comparisons relate to our continuing operations.

				Percent
			Change	Change
	Three Months Ended September 30,		from	from
	2017	2016	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$3,411,580	$3,010,307	$401,273	13%
Cost of Sales	1,210,088	1,269,473	(59,385)	-5%
Gross Profit	$2,201,492	$1,740,834	$460,658	26%

Revenues from continuing operations increased for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily due to growth in our SharpSpring marketing automation customer base. Revenues for our flagship marketing automation platform increased to $3.2 million in the three months ended September 30, 2017 from $2.5 million in the three months ended September 30, 2016. This growth in revenues was offset by reduced revenue from our traditional email marketing products (SharpSpring Mail+ and GraphicMail) which declined from $452,863 in the three months ended September 30, 2016 to $172,873 in the three months ended September 30, 2017. We experienced high levels of attrition related to the migration of customers from the GraphicMail platform to the SharpSpring Mail+ platform during the last three quarters of 2016.

Cost of services decreased for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily due to lower hosting technology costs and lower restructuring costs in 2017, offset by additional employee-related costs to support increased revenues and incremental business from new customer additions to SharpSpring. As a percentage of revenues, cost of services was 35% and 42% of revenues for the three months ended September 30, 2017 and 2016, respectively. This represents a sequential and year-over-year improvement in gross margin for our SharpSpring product, which has increased due to lower costs and increased revenue scale.

				Percent
			Change	Change
	Three Months Ended September 30,		from	from
	2017	2016	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$1,801,701	$1,445,152	$356,549	25%
Research and development	703,392	612,117	91,275	15%
General and administrative	1,353,972	1,232,996	120,976	10%
Intangible asset amortization	132,298	298,823	(166,525)	-56%
	$3,991,363	$3,589,088	$402,275	11%

Sales and marketing expenses increased for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase was primarily due to an increase in marketing program spending for various lead generation activities, which increased by $330,907 from last year. Additionally, we experienced an increase in marketing employee-related costs due to recent hires, offset by lower restructuring costs related to the 2016 closure of international offices.

Research and development expenses increased for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily due to additional hiring of development and quality assurance staff since last year. Employee-related costs for this group increased by approximately $152,000 in the three months ended September 30, 2017 compared to the same period in 2016. These increases were somewhat offset by lower recruiting fees and lower restructuring costs in 2017 compared to 2016.

General and administrative expenses increased for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, with higher employee related costs associated with business growth, higher professional fees, and increased credit card fees, offset by lower restructuring fees.

Amortization of intangible assets decreased for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 due primarily to the reduction of amortization related to the GraphicMail customer relationship intangibles. During the fourth quarter of 2016, the Company accelerated the amortization expense for the majority of the GraphicMail customer relationship intangible values.

				Percent
			Change	Change
	Three Months Ended September 30,		from	from
	2017	2016	Prior Year	Prior Year
Other
Other income (expense), net	$(2,708)	$105,104	$(107,812)	-103%
Provision (benefit) for income tax	$(111,059)	$(519,293)	$408,234	-79%

Other income (expense) is generally related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency.

During the three months ended September 30, 2017 and 2016, our income tax benefit from continuing operations related to losses incurred by our consolidated U.S. and international entities.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Unless otherwise noted, all figures and comparisons relate to our continuing operations.

				Percent
			Change	Change
	Nine Months Ended September 30,		from	from
	2017	2016	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$9,681,433	$8,688,723	$992,710	11%
Cost of Sales	3,776,353	3,350,996	425,357	13%
Gross Profit	$5,905,080	$5,337,727	$567,353	11%

Revenues from continuing operations increased for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily due to growth in our SharpSpring marketing automation customer base. Revenues for our flagship marketing automation platform increased to $9.2 million in the nine months ended September 30, 2017 from $6.4 million in the nine months ended September 30, 2016. This growth in revenues was offset by reduced revenue from our traditional email marketing products (SharpSpring Mail+ and GraphicMail) which declined from $2.2 million in the nine months ended September 30, 2016 to $504,085 million in the nine months ended September 30, 2017. We experienced high attrition levels during the final nine months of 2016 following the migration of customers from the GraphicMail platform to the SharpSpring Mail+ platform.

Cost of services increased for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to costs to support increased revenues and incremental business from new customer additions to SharpSpring. As a percentage of revenues, cost of services was 39% of revenues for the nine months ended September 30, 2017 and 2016. Although costs increased for support resources related to business growth, the Company achieved some operating leverage with increased revenues compared to the prior year.

				Percent
			Change	Change
	Nine Months Ended September 30,		from	from
	2017	2016	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$5,025,539	$4,084,446	$941,093	23%
Research and development	2,094,309	1,651,809	442,500	27%
General and administrative	3,941,877	3,171,052	770,825	24%
Change in earn out liability	-	219,473	(219,473)	-100%
Intangible asset amortization	395,690	1,068,839	(673,149)	-63%
	$11,457,415	$10,195,619	$1,261,796	12%

Sales and marketing expenses increased for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase was primarily due to an increase in marketing program spending for various lead generation activities, which increased by $1.0 million from last year. Additionally, we experienced an increase in marketing employee-related costs due to recent hires, offset by reductions in sales team employee costs associated with the consolidation and closure of international offices.

Research and development expenses increased for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to additional hiring of development and quality assurance staff since last year. Employee-related costs for this group increased by approximately $502,000 in the nine months ended September 30, 2017 compared to the same period in 2016.

General and administrative expenses increased for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, with employee related costs associated with business growth, higher facilities costs, and higher depreciation.

The acquisitions of SharpSpring and GraphicMail included liability-based contingent consideration which was re-measured during each reporting period until the ultimate settlement in the first half of 2016. These re-measurements resulted in additional charges that are recorded on the Consolidated Statements of Comprehensive Income (Loss). During the nine months ended September 30, 2016, we incurred a charge of $222,000 related to the adjustment to the earn out liability for SharpSpring and $2,527 benefit related to the earn out liability for GraphicMail.

Amortization of intangible assets decreased for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 due primarily to the reduction of amortization related to the GraphicMail customer relationship intangibles. During the fourth quarter of 2016, the Company accelerated the amortization expense for the majority of the GraphicMail customer relationship intangible values.

				Percent
			Change	Change
	Nine Months Ended September 30,		from	from
	2017	2016	Prior Year	Prior Year
Other
Other income (expense), net	$75,895	$474,983	$(399,088)	-84%
Provision (benefit) for income tax	$(1,004,899)	$(1,334,800)	$329,901	-25%

Other income (expense) is generally related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency. However, during the nine months ended September 30, 2016, the Company recorded a gain related to a favorable claim from the GraphicMail escrow hold-back account of $259,760. Additionally, during the nine months ended September 30, 2017, the Company recorded other income in the amount of $57,825 related to the performance of services pursuant to the transition services agreement associated with the SMTP email relay product sale.

During the nine months ended September 30, 2017 and 2016, our income tax benefit from continuing operations related to losses incurred by our consolidated U.S. entities offset by a small amount of tax expense related to income derived in foreign jurisdictions at the applicable statutory tax rates.

				Percent
			Change	Change
	Nine Months Ended September 30,		from	from
	2017	2016	Prior Year	Prior Year
Discontinued operations
Income from discontinued operations, net of tax	$-	$10,187,451	$(10,187,451)	-100%

Discontinued operations, net of tax, represents revenue, offset by expenses and taxes, related to our SMTP email relay business that was sold on June 27, 2016 to an unrelated third party.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of operating cash inflows from continuing operations are payments from customers for use of our marketing automation technology platform. Such payments are sometimes received in advance of providing the services, yielding a deferred revenue liability on our consolidated balance sheet. On June 27, 2016, we sold our SMTP email relay business for approximately $15.0 million, approximately $14.0 million of which was received during the second quarter of 2016 and $1.0 million of which was received in the second quarter of 2017. From time to time, we also raise funds from offering our common stock for sale to new and existing investors. Additionally, in March 2016, the Company obtained a $2.5 million revolving credit facility to provide additional financing flexibility in the future. No amounts have been borrowed under the facility to date and based on the borrowing base calculations, approximately $1.8 million was available under the facility as of September 30, 2017.

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

Analysis of Cash Flows

Net cash used in operating activities from our continuing operations improved by $1.9 million to $3.2 million used in operations for the nine months ended September 30, 2017, compared to $5.1 million used in operations for the nine months ended September 30, 2016. The improvement in cash used in operating activities was attributable primarily to lower tax payments and stronger cash collections from customers during the first nine months of 2017 compared to the same period in 2016.

Net cash used in investing activities from our continuing operations was $212,823 and $1.0 million during the nine months ended September 30, 2017, and September 30, 2016, respectively. The reduction in cash used for investing activities relates to less cash paid to several former GraphicMail third-party resells to acquire customer relationship assets in 2016. Additionally, the Company had higher purchases of fixed assets in the third quarter of 2016 associated with furniture and fixtures related to its new headquarters building.

Net cash provided by financing activities was $18,859 during the nine months ended September 30, 2017 compared to net cash used in financing activities of $1.2 million during the nine months ended September 30, 2016. During the nine months ended September 30, 2016, the Company paid $1 million to the former SharpSpring shareholders and $207,929 to the former GraphicMail shareholders related to earn out payments from those 2014 acquisitions.

We had net working capital of approximately $7.2 million and $10.4 million as of September 30, 2017 and December 31, 2016, respectively. Our cash balance was $6.3 million at September 30, 2017 compared to $8.7 million at December 31, 2016, reflecting cash used for operations and investing activities during the period, offset by $1.0 million received in June 2017 related to the escrow hold back from the SMTP business disposition in 2016.

Contractual Obligations

We rent our facilities with leases ranging from month-to-month to several years in duration. Most of our service contracts are also on a month-to-month basis. However, from time to time, we enter into non-cancelable service contracts including longer-term contracts and payments for the acquisition of customer relationships from resellers. Future minimum lease payments and payments due under non-cancelable service contracts are as follows as of September 30, 2017:

Remainder of 2017	$171,251
2018	448,918
2019	373,015
2020	382,884
2021	292,843
2022	-
Thereafter	-
Total	$1,668,911

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

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2017. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2017 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits.

INDEX TO EXHIBITS

SEC Reference Number	Title of Document	Location
10.1	Employee Agreement Amendment – Edward S. Lawton	Incorporated by reference to the Company’s Form 8-K filed on 8/1/17
10.2	Employee Agreement Amendment – Edward S. Lawton	Incorporated by reference to the Company’s Form 8-K filed on 6/24/15
10.3	Employee Agreement – Edward Lawton	Incorporated by reference to the Company’s Form 8-K filed on 8/18/14
10.4	Employee Agreement Amendment – Travis Whitton	Incorporated by reference to the Company’s Form 8-K filed on 8/1/17
	Employee Agreement Amendment – Travis Whitton	Incorporated by reference to the Company’s Form 8-K filed on 7/8/16
10.5	Employee Agreement – Travis Whitton	Incorporated by reference to the Company’s Form 8-K filed on 7/8/16
10.6	Loan Agreement dated March 21, 2016, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to the Company’s Form 8-K filed on 3/22/16
10.7	Intellectual Property Security Agreement dated March 21, 2016, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to the Company’s Form 8-K filed on 3/22/16
10.8	Loan and Security Modification Agreement dated October 25, 2017, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to the Company’s Form 8-K filed on10/30/17
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101	XBRL	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SharpSpring, Inc.

By:	/s/Richard A. Carlson
Richard A. Carlson
Chief Executive Officer and President (Principal Executive Officer) Date: November 13, 2017

SharpSpring, Inc.

By:	/s/ Edward Lawton
Edward Lawton Chief Financial Officer
(Principal Financial Officer) Date: November 13, 2017

