Form 10-K
period 2017-12-31
SharpSpring, Inc.
filed 2018-03-15
CIK 1506439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $24,191,718 as of June 30, 2017.

As of March 9, 2018, there were 8,445,016 outstanding shares of the registrant’s common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2018 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

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

Examples of forward-looking statements include, but are not limited to:

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
●
security breaches, cybersecurity attacks and other significant disruptions in our information technology systems; and
●
natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of our operating systems, structures or equipment.

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

Products and Services

SharpSpring Marketing Automation and SharpSpring Mail+

We provide SaaS based marketing technologies to customers around the world. Our focus is on marketing automation tools that enable customers to interact with a lead from an early stage and nurture that potential customer using advanced features until it becomes a qualified sales lead or customer. Our primary product is the premium SharpSpring marketing automation solution. Additionally, a small portion of customers utilizes our SharpSpring Mail+ product, which is a subset of the full suite solution that is focused on more traditional email marketing while also including some of the advanced functionality available in our premium offering.

Discontinued and Divested Products and Services:

GraphicMail Email Marketing

During 2015 and the first half of 2016, the Company offered the GraphicMail email campaign management solution to customers globally. In late 2015, the Company announced that it would discontinue selling and offering the GraphicMail email solution and migrate existing GraphicMail customers to the SharpSpring platform, onto the SharpSpring Mail+ product. Prior to the migration, the GraphicMail platform focused on email, social and mobile marketing and was typically used by companies wishing to communicate with a list of subscribers or customers.

SMTP Email Relay Services

On June 27, 2016, we sold the assets related to our SMTP email relay product to the Electric Mail Company, a Nova Scotia company. Prior to that, the Company offered a proprietary SMTP relay product, which was designed to send high volumes of email messages in an efficient manner and increase the delivery rate of email messages.

Markets & Competition

We operate in the marketing technology market, with a focus on marketing automation products. Our products compete in two markets that are interrelated and often overlap with each other:

1)
Marketing automation products (highly targeted one-to-one messaging with sophisticated analytics); and
2)
Traditional email marketing services (newsletters and one-to-many communications).

Our SharpSpring product competes primarily in the marketing automation market. Based on industry reports, our growth rate and the growth rate of our competitors, we believe the market for marketing automation technology is currently growing at approximately 30% per year. The market for marketing automation software and related solutions is new and evolving, with high barriers to entry due to the complex nature of the technology. SharpSpring entered the market in 2014 with a highly competitive offering that achieved meaningful customer adoption in its first few years after launch. As of December 31, 2017, SharpSpring had 1,750 paying customers and approximately 6,500 businesses using the platform, including agencies, agency clients and direct end user customers. We face competition from cloud-based software and SaaS companies including HubSpot, Act-On, Pardot and Infusionsoft. We differentiate ourselves from the competition with the integration of specific tools designed for digital marketing agencies, and with SharpSpring’s advanced features, ease of use, platform flexibility, and value compared to other competitive offerings. SharpSpring is designed as a solution for small or mid-sized businesses, but focuses on selling to marketing agencies, who serve as partners providing a distribution channel to their clients.

Since inception, the majority of our SharpSpring customers have been digital marketing agencies. A digital marketing agency is a firm that specializes in helping clients, usually small or mid-sized businesses, with their digital marketing initiatives like websites, email marketing, search engine optimization, social campaigns and other lead generation activities. We have built special tools in the SharpSpring application to allow agencies to manage their clients and optimize their efforts across their portfolio. We also have special pricing to agency customers to allow them the flexibility to manage their client relationships. In general, when we sell SharpSpring to an agency customer, we provide the agency with a SharpSpring license for the agency to use plus a 3-pack of client licenses for the agency to deploy to their client base. This agency license and the pack of licenses are generally sold for a monthly recurring fee, plus an up-front onboarding fee. The agency has complete discretion over the pricing of the platform to their clients for the use, implementation and services related to SharpSpring. If an agency utilizes its pack of licenses and adds additional clients on to the platform, there is a monthly per-client fee charged to the agency. Additionally, we charge customers for certain items if volume or transactional limits are exceeded. In most cases, we provide support to the agency and the agency provides support to their clients on the platform, but for additional fees, we can support the agency’s client directly. Our mentality is to partner with the agencies to grow and expand our businesses together using the SharpSpring platform.

SharpSpring Mail+ was launched in 2016 as a replacement to the GraphicMail product that was acquired in 2014. SharpSpring Mail+ provides customers with an advanced email marketing and marketing automation tool. It includes traditional email campaign management solutions like design capabilities, reporting tools and list management functionality, but also includes additional features like dynamic email content and SharpSpring’s visitor ID tool that are more typically found in a marketing automation solution. SharpSpring Mail+ competes with companies such as Constant Contact, iContact Corporation, The Rocket Science Group LLC (MailChimp®), and VerticalResponse, Inc., a subsidiary of Deluxe Corporation, as well as other email and marketing automation companies. SharpSpring Mail+, and most other vendors, typically charge a monthly fee or a fee per number of emails sent and, in some cases, they have a free offering for low-volume or non-profit customers. SharpSpring Mail+’s rich feature set and comparative value plus personalized messages that enable customers to grow their business are key market differentiators.

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

Sales and Marketing

We sell our products globally, through our internal sales teams, and to a lesser extent, third party resellers. Before the discontinuation of GraphicMail and the sale of our SMTP email relay product, our products had separate and mostly distinct sales processes, which are described below. We use and rely on our own SharpSpring marketing automation platform to help our business generate leads, convert more leads to sales and monitor the effectiveness of all our marketing campaigns. Our website www.sharpspring.com serves as a lead generation source and we use a variety of other digital marketing tools to attract new customers.

Our SharpSpring product sales process involves targeting customers, completing product demos and advancing customers through our marketing and sales pipeline to conversion using our SharpSpring marketing automation product. Since SharpSpring was launched fairly recently in 2014, brand recognition today is growing, but still fairly limited. Therefore, we are more reliant on outbound marketing and search engine traffic to attract potential leads. Our marketing efforts to date have been nearly 100% focused on digital marketing agencies, and we have had success signing up over 1,400 marketing agency partners as of December 31, 2017. These agencies become customers of ours and are able to resell SharpSpring to their clients, while paying increased fees to us as their client count expands beyond the base license. This allows the agency to provide services and first level support for their clients, which increases their own revenues from the end client and creates a longer-lasting relationship overall between the agency and client. We also sell SharpSpring directly to end-users and have over 300 direct end user customers on the platform. The Company’s sales are done primarily through internal resources, but a small number of third-party resellers were also used during 2017.

Since creating the SharpSpring Mail+ product to migrate the GraphicMail customers onto during the middle of 2016, we have spent limited resources marketing and selling SharpSpring Mail+ as a standalone product. We intend to continue to devote limited resources to the sales and marketing process for SharpSpring Mail+ as a standalone product in the future, and may decide to discontinue the SharpSpring Mail+ product altogether.

Prior to its discontinuation in the middle of 2016, our GraphicMail sales and marketing efforts were designed to attract potential customers to our website, enroll them in a free trial, encourage them to engage with our products, convert them to paying customers and retain them as ongoing customers. We employed strategies to acquire customers by using a variety of sources, including online advertising, partner relationships and referrals. Additionally, GraphicMail used a network of third party resellers who distributed and sold GraphicMail in 14 countries. These resellers acted as local sales resources, performed marketing for the product and provided first level support, and received a large portion of the revenue related to sales of GraphicMail through those organizations. The Company discontinued the GraphicMail product and ended any reselling arrangements for GraphicMail with third parties.

Prior to its sale in June 2016, SMTP relay services were sold and leads were largely generated by the SMTP.com website. SMTP stands for “Simple Mail Transfer Protocol”, which is the internet protocol by which all email is sent globally. Despite the fact that we did not own the protocol, the SMTP name provided us immediate name recognition and domain context worldwide. In addition, the services we provided may be searched for online as “SMTP”, “SMTP relay services”, “SMTP services”, “SMTP providers”, or using similar terms. Our website may have appeared in search engine results for these and other queries in common search engines. In addition, SMTP purchased online search advertising and other forms of online advertising to drive traffic to the website and referring partners provided us with leads. Referring partners were typically other service providers operating in the email ecosystem, who may provide related products and services that were non-competitive with our own. We paid those third parties between 15% and 30% of the revenue generated from their referrals.

Customers

As of December 31, 2017, we had over 1,750 customers for our SharpSpring product, the majority of which were marketing agencies. Including agency partners, agency clients and direct end user clients, we had over 6,500 businesses using the SharpSpring platform as of December 31, 2017.

As of December 31, 2017, we had approximately 1,000 customers using our SharpSpring Mail+ product.

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

Technology & Technology Suppliers

Our SharpSpring product technology was developed internally over the past six years. SharpSpring’s key features include web tracking, customer relationship management, lead scoring and nurturing, landing pages, email technology, rule-based triggers and notifications and deep analytics to measure marketing program return on investment (ROI). We offer value to our customers by providing integration with industry standard technologies like Salesforce.com and others, and third-party data providers like Zoominfo.

SharpSpring Mail+ is a subset of the SharpSpring technology. During late 2015 and the first half of 2016, we modified SharpSpring to support the SharpSpring Mail+ features and functionality using the existing platform. This involved creating a subset of the SharpSpring technology with more limited features for SharpSpring Mail+.

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

The Company sold the SMTP relay service in June 2016. The SMTP relay service product used Message Transfer Agent (MTA) technology provided by Message Systems, a third party. Typically, our SMTP relay service customers would be too small and spend too little on email to be able to afford this type of sophisticated system on their own. The SMTP solution pooled a large number of customers into our proprietary and scalable system that handled billions of emails. The software was customized to optimize the speed at which email is delivered, and to manage the process of maximizing inbox delivery. The proprietary systems managed how emails are sent, and which IP addresses or pools of IP addresses were used for sending. Another key part of our technological assets were our 12,286 portable IPv4 addresses (which were sold along with the product).

Email sending technology is a key part of the application. Following the sale of the SMTP product in June 2016, we rely on a third party to deliver our platform’s email. During the period of time before the sale of the SMTP product in June 2016, we employed Message Systems as the backbone of our sending. During the first half of 2016, we also employed Postfix software for certain functions. PostFix software is open source and has been released under the IBM Public License 1.0, giving us and others rights to freely utilize and modify the software at our discretion and without cost. We operated the software in a clean unmodified state. We developed proprietary extensions that plugged into the PostFix software in an effort to optimize the speed at which email is delivered, and to manage the process of maximizing inbox delivery. Customizations to open source software code generally require developers to make their work available at no cost. Since we developed the software by creating extensions which live outside of the open source software layer, we were not required to offer our products or make our source code available.

Our platforms are hosted in third party data centers on virtual cloud-based infrastructure. During 2017, these providers included Google Compute and Amazon Web Services. These data centers use a mixture of biometric access controls, redundant power, environmental controls and secure internet connection points to ensure uptime and data security. The Company continuously monitors our services for availability, performance and security. When necessary we send engineers to these third-party providers’ locations to maintain quality control and oversight. We rely on our data center providers to maintain peak operating conditions in their businesses and to quickly address issues related to their service as they arise.

Key Performance Indicators

In addition to financial performance, the Company measures the performance of several key performance indicators, including:

●
Number of acquired customers
●
Customer acquisition costs (CAC)
●
Customer attrition rates
●
Net revenue retention
●
Expected lifetime value (LTV)

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

The European Union’s General Data Protection Regulation (GDPR) seeks to create a data protection law framework across the EU and aims to give citizens back the control of their personal data, whilst imposing strict rules on those hosting and 'processing' this data, anywhere in the world. The Regulation also introduces rules relating to the free movement of personal data within and outside the EU. The GDPR will come into effect on May 25, 2018.

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

Employees

As of February 28, 2018, we have approximately 149 employees supporting our operations. Nearly all of our employees devote their full effort to the company. Our resources include 40 sales and marketing resources, 37 research and development resources, 15 general & administrative resources and 57 customer services, network and support resources. None of our employees are covered by collective bargaining agreements.

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

Properties

Our corporate headquarters is a leased office facility located in Gainesville, FL.

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

Email communications is a key component of our product. Delivery of our emails can be impaired by third party monitoring agencies and internet service providers. If the delivery of our customers’ emails is limited or blocked, our product’s capabilities would be severely limited and customers may cancel their accounts.

Many SharpSpring users aim to communicate using email with a broad range of customers and prospects. Our policies limit the use of email to recipients who have agreed to receive email from that business. However, it is often difficult to enforce the use of opt-in email lists and in some cases, our customers disregard our policies and send emails to purchased lists, which may include spam traps put in place by monitoring agencies. Those same agencies can block emails from reaching individuals that use their email protection services. Additionally, internet service providers (ISPs) also filter email based on email characteristics and spam complaint rates. Although we work with one of the premier email delivery providers, recent aggressive actions by monitoring agencies and ISPs make it more difficult to protect our email sending reputation and deliver our customers’ emails to the recipient. We continually monitor and improve our own technology and work closely with ISPs to maintain our deliverability rates. If third party agencies or ISPs materially limit or halt the delivery of our customers’ emails, or if we fail to deliver our customers’ emails in an acceptable manner, our customers may cancel their accounts.

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

We have customers in various international jurisdictions. Our international operations present unique challenges and risks to our Company. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could interfere with our ability to offer our products and services to one or more countries or expose us or our employees to fines and penalties. These laws and regulations include, but are not limited to, tax laws, data privacy and filtering requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Violations of these laws and regulations could result in monetary damages, criminal sanctions against us, our officers, or our employees, and prohibitions on the conduct of our business. Our international operations also subject us to additional foreign currency exchange rate risks and will require additional management attention and resources. Our international operations subject us to other inherent risks, including, but not limited to:

●
the impact of recessions in economies outside of the United States
●
changes in and differences between regulatory requirements between countries
●
U.S. and foreign export restrictions, including export controls relating to encryption technologies
●
anti-SPAM laws and other laws that may differ materially from U.S. laws
●
reduced protection for and enforcement of intellectual property rights in some countries
●
potentially adverse tax consequences
●
difficulties and costs of staffing and managing foreign operations
●
political and economic instability
●
international conflicts, wars or terrorism
●
tariffs and other trade barriers
●
seasonal reductions in business activity

Our failure to address these risks adequately could materially and adversely affect our business, revenue, results of operations, cash flows and financial condition.

We could be materially affected by the fluctuations of the U.S. Dollar against the Euro, Swiss Franc, South African Rand or British Pound.

In our fourth quarter of 2017, approximately 82% of our revenues are currently generated in U.S. Dollars, while approximately 18% of our revenues are denominated in other currencies including the Euro, Swiss Franc, South African Rand and British Pound. Our costs are generally incurred in similar currencies. Currency exchange rates can fluctuate dramatically, which will impact the amount of revenue we will record when translated to U.S. Dollars and will impact the amount of costs that we incur when translated to U.S. Dollars. Although our cost currencies are generally aligned to our revenue currencies, variances exist between the rate we incur costs in each currency compared to the revenue. Therefore, changes to currency rates may dramatically impact profitability.

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

Our principal competitors include marketing automation companies like HubSpot, Pardot and Act-On. Companies can also utilize various point solutions to provide individual marketing capabilities for things like email campaigns, landing pages, forms and analytics, which are all features in a marketing automation solution. Competition could result in reduced sales, reduced margins or the failure of our products to achieve or maintain more widespread market acceptance, any of which could harm our business.

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

We rely on third-party cloud computing services that we do not control could cause errors or failures of our service, which could cause us to suffer a decline in revenues and profitability.

We rely on cloud computing services from third parties that we do not control in order to offer our products, including Google Compute, Amazon Web Services, and others. If we lose the right to use these services or the service malfunctions, our customers could experience delays or be unable to access our services until we can obtain and integrate equivalent technology or a repair is made. Any delays or failures associated with our services could upset our customers and harm our business.

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

As a result, any third-party intellectual property claims against us could increase our expenses and adversely affect our business. In addition, many of our agreements with our agency partners require us to indemnify them for third-party intellectual property infringement claims, which would increase the cost to us resulting from an adverse ruling on any such claim. Even if we have not infringed any third parties’ intellectual property rights, we cannot be sure our legal defenses will be successful, and even if we are successful in defending against such claims, our legal defense could require significant financial resources and management time. Finally, if a third party successfully asserts a claim that our products infringe its proprietary rights, royalty or licensing agreements might not be available on terms we find acceptable or at all and we may be required to pay significant monetary damages to such third party.

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

We generated a net loss from continuing operations of approximately $5.0 million in 2017. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand and grow our marketing automation platform and obtain new customers. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

We may need additional capital in the future, which may not be available to us on favorable terms, or at all, and may dilute your ownership of our common stock.

We have historically relied on outside financing and cash from operations to fund our operations, capital expenditures and expansion. Although the sale of the SMTP email relay business in 2016 provided the Company with a one-time source of funds, cash from operations following the divestiture is significantly lower than historic levels. We may require additional capital from equity or debt financing in the future to:

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We currently have two independent research analyst covering our stock and may not obtain additional research coverage by securities and industry analysts. If no additional securities or industry analysts commence coverage of us, the trading price for our common stock could be negatively affected. In the event any analyst who covers us downgrades our securities, the price of our securities would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and its trading volume to decline.

ITEM 1B.
UNRESOLVED STAFF COMMENTS

None

ITEM 2.
PROPERTIES

Our corporate headquarters is a leased office facility located in Gainesville, FL.

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

		High	Low

2016	1st Quarter	$4.31	$2.90
	2nd Quarter	$5.68	$3.06
	3rd Quarter	$6.30	$4.48
	4th Quarter	$5.75	$5.01
2017	1st Quarter	$5.80	$4.07
	2nd Quarter	$4.99	$3.52
	3rd Quarter	$4.75	$3.07
	4th Quarter	$4.86	$3.27

*The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions or a liquid trading market.

Stockholders

As of March 9, 2018 we have a total of 8,445,016 shares of common stock outstanding, held of record by approximately 57 stockholders. We do not have any shares of preferred stock outstanding.

Dividends

Our Company did not distribute any cash dividends in 2016 or 2017. Presently, we do not have any intentions to pay a dividend and our Loan and Security Agreement with Western Alliance Bank restricts our ability to pay cash dividends on our common stock and it will continue to do so for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2017.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,069,330	$5.11	548,736
Equity compensation plans not approved by security holders (2)	80,000	$7.81	-0-
Total	1,149,330	$5.30	548,736

(1)
Reflects our 2010 Employee Stock Plan, as amended for the benefit of our directors, officers, employees and consultants. We have reserved 1,950,000 shares of common stock for such persons pursuant to that plan.

(2)	Comprised of common stock purchase warrants we issued for services.

Recent Sales of Unregistered Securities

None.

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

Background Overview

We provide SaaS based marketing technologies to customers around the world. Our focus is on marketing automation tools that enable businesses to generate more leads, convert more leads to sales and measure the effectiveness of the marketing campaigns being used. The platform has tools that enable more efficient and effective communication with a lead to nurture potential customers using advanced features until that lead becomes a qualified sales lead or customer. We offer our premium SharpSpring marketing automation solution as well as SharpSpring Mail+, which is a subset of the full suite solution that is focused on more traditional email marketing while also including some of the advanced functionality available in our premium offering. During 2016, we discontinued the GraphicMail email marketing product and migrated those customers to our SharpSpring Mail+ product. On June 27, 2016, we sold our SMTP email relay service which provided customers with the ability to increase the deliverability of email with less time, cost and complexity than handling it themselves.

In addition to our growth through strategic acquisitions in 2014, we believe our recent growth has been driven by the strong demand for marketing automation technology solutions, particularly in the small and mid-size business market. Our products are offered at competitive prices with unlimited customer support. We employ a subscription-based revenue model. We also earn revenues from additional usage charges that may come into effect when a customer exceeds a transactional quota, as well as fees earned for additional products and services.

On August 15, 2014, we acquired the SharpSpring product when we acquired substantially all the assets and assumed certain liabilities of RCTW LLC (formerly called SharpSpring LLC), a Delaware limited liability company. Those assets were assigned to our wholly owned subsidiary SharpSpring Technologies, Inc. (formerly called SharpSpring, Inc.).

On October 17, 2014, we acquired the GraphicMail group companies (“GraphicMail”) consisting of InterInbox SA, a Swiss corporation, InterCloud Ltd, a Gibraltar limited company, ERNEPH 2012A (Pty) Ltd. dba ISMS, a South African limited company, ERNEPH 2012B (Pty) Ltd. dba GraphicMail South Africa, a South African limited company, and Quattro Hosting LLC, a Delaware limited liability company. Prior to its discontinuation in the middle of 2016, GraphicMail operated as an email campaign management solution, enabling customers to create content and manage emails being sent to customers and distribution lists.

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

Results of Operations
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

				Percent
			Change	Change
	Year Ended December 31,		from	from
	2017	2016	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$13,448,752	$11,541,702	$1,907,050	17%
Cost of Sales	4,996,745	4,462,440	534,305	12%
Gross Profit	$8,452,007	$7,079,262	$1,372,745	19%

Revenues from continuing operations increased for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily due to growth in our SharpSpring marketing automation customer base. Revenues for our flagship marketing automation platform increased to $12.8 million in 2017 from $9.1 million in 2016. This growth in revenues was offset by reduced revenue from our traditional email marketing products (SharpSpring Mail+ and GraphicMail) which declined from $2.4 million in 2016 to $0.7 million in 2017. We experienced high attrition levels during the final nine months of 2016 following the migration of customers from the GraphicMail platform to the SharpSpring Mail+ platform. We expect revenue to increase in 2018 from net new SharpSpring customers acquired during 2018 and the realization of the full-year value of the customers acquired throughout 2017.

Cost of services increased for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily due to costs to support increased revenues and incremental business from new customer additions to SharpSpring. As a percentage of revenues, cost of services was 37% of revenues for the year ended December 31, 2017 and 39% of revenues during the year ended December 31, 2016. Although costs increased for support resources related to business growth, the Company achieved some operating leverage with increased revenues compared to the prior year. We expect costs of services to increase in 2018 in dollar terms, but decrease slightly as a percent of revenue, as we add more costs to support customer growth but also create operating leverage in our support and hosting infrastructure.

				Percent
			Change	Change
	Year Ended December 31,		from	from
	2017	2016	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$6,983,208	$5,340,351	$1,642,857	31%
Research and development	2,883,714	2,308,650	575,064	25%
General and administrative	5,346,136	4,418,500	927,636	21%
Change in earn out liability	-	219,473	(219,473)	-100%
Intangible asset amortization	527,468	1,360,105	(832,637)	-61%
Impairment of intangible assets	-	1,459,541	(1,459,541)	-100%
	$15,740,526	$15,106,620	$633,906	4%

Sales and marketing expenses increased for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase was primarily due to an increase in marketing program spending for various lead generation activities, which increased by $1.5 million from last year. Additionally, we experienced an increase in marketing employee-related costs due to recent hires, offset by reductions in sales team employee costs associated with the consolidation and closure of international offices. We expect sales and marketing expenses to increase in 2018 as we devote more resources to acquiring new customers.

Research and development expenses increased for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily due to additional hiring of development and quality assurance staff since last year. Employee-related costs for this group increased by approximately $522,000 in the year ended December 31, 2017 compared to the same period in 2016. We expect research and development spend to increase in 2018 as we increase our team to support future product development commensurate with the growth of our business.

General and administrative expenses increased for the year ended December 31, 2017 as compared to the year ended December 31, 2016, with higher employee related costs associated with business growth, higher facilities costs, and higher depreciation. We expect general and administrative expenses to increase slightly in dollar terms and decrease as a percent of revenue in 2018, as we add costs to support general business growth.

The acquisitions of SharpSpring and GraphicMail included liability-based contingent consideration which was re-measured during each reporting period until the ultimate settlement in the first half of 2016. These re-measurements resulted in additional charges that are recorded on the Consolidated Statements of Comprehensive Income (Loss). During the year ended December 31, 2016, we incurred a charge of $222,000 related to the adjustment to the earn out liability for SharpSpring and $2,527 benefit related to the earn out liability for GraphicMail. There were no such charges recorded in 2017.

Amortization of intangible assets decreased for the year ended December 31, 2017 as compared to the year ended December 31, 2016 due primarily to the reduction of amortization related to the GraphicMail customer relationship intangibles. During the fourth quarter of 2016, the Company accelerated the amortization expense for the majority of the GraphicMail customer relationship intangible values, which reduced future amortization expense compared to prior levels. We expect amortization expense to decrease slightly in 2018.

In 2016, a decline in revenues related to the former GraphicMail customer base (migrated to SharpSpring Mail+) created an impairment in our customer relationship intangible assets and we recorded an impairment of intangible assets of approximately $1.5 million.

				Percent
			Change	Change
	Year Ended December 31,		from	from
	2017	2016	Prior Year	Prior Year
Other
Other income (expense), net	$209,173	$442,195	$(233,022)	-53%
Provision (benefit) for income tax	$(2,104,108)	$(1,869,188)	$(234,920)	13%

Other income (expense) is generally related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency. However, during the year ended December 31, 2016, the Company recorded a gain related to a favorable claim from the GraphicMail escrow hold-back account of $259,760. Additionally, during the year ended December 31, 2017, the Company recorded other income in the amount of $57,825 related to the performance of services pursuant to the transition services agreement associated with the SMTP email relay product sale.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted into the law. The Tax Act contains broad and complex provisions including, but not limited to: (i) the reduction of corporate income tax rate from 35% to 21%, (ii) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, (iii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (iv) modifying limitation on excessive employee remuneration, (v) requiring current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, (vi) repeal of corporate alternative minimum tax (“AMT”) and changing how AMT credits can be realized, (vii) creating a new minimum tax, (viii) creating a new limitation on deductible interest expense, (ix) changing rules related to uses and limitations of net operating loss carryforwards and foreign tax credits created in tax years beginning after December 31, 2017, and (x) eliminating the deduction for income attributable to domestic production activities.

As required under U.S. GAAP, the effects of tax law changes are recognized in the period of enactment. Accordingly, we have recorded incremental income tax benefit in the amount of $0.1 million associated with the Tax Act during the year ended December 31, 2017.

During the year ended December 31, 2017 and 2016, our income tax benefit from continuing operations related to losses incurred by our consolidated U.S. entities offset by a small amount of tax expense related to income derived in foreign jurisdictions at the applicable statutory tax rates.

				Percent
			Change	Change
	Year Ended December 31,		from	from
	2017	2016	Prior Year	Prior Year
Discontinued operations
Income from discontinued operations, net of tax	$ -	$10,666,985	($10,666,985)	-100%

Discontinued operations, net of tax, represents revenue, offset by expenses and taxes, related to our SMTP email relay business that was sold on June 27, 2016 to an unrelated third party.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of operating cash inflows from continuing operations are payments from customers for use of our marketing automation technology platform. Such payments are sometimes received in advance of providing the services, yielding a deferred revenue liability on our consolidated balance sheet. On June 27, 2016, we sold our SMTP email relay business for approximately $15.0 million, approximately $14.0 million of which was received during the second quarter of 2016 and $1.0 million of which was received in the second quarter of 2017. From time to time, we also raise funds from offering our common stock for sale to new and existing investors. Additionally, in March 2016, the Company obtained a $2.5 million revolving credit facility to provide additional financing flexibility in the future. No amounts have been borrowed under the facility to date and based on the borrowing base calculations, approximately $2.0 million was available under the facility as of December 31, 2017.

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

Analysis of Cash Flows

Net cash used in operating activities from our continuing operations improved by $4.3 million to $4.1 million used in operations for the year ended December 31, 2017, compared to $8.3 million used in operations for the year ended December 31, 2016. The improvement in cash used in operating activities was attributable primarily to lower tax payments and stronger cash collections from customers during 2017 compared to 2016.

Net cash used in investing activities from our continuing operations was $0.2 million during the year ended December 31, 2017 compared to $1.2 million during the year ended December 31, 2016. The reduction in cash used for investing activities relates to less cash paid to several former GraphicMail third-party resells to acquire customer relationship assets in 2017 compared to 2016. Additionally, the Company had higher purchases of fixed assets in the third quarter of 2016 associated with furniture and fixtures related to its new headquarters building.

Net cash provided by financing activities was $22,133 during the year ended December 31, 2017 compared to net cash used in financing activities of $1.2 million during the year ended December 31, 2016. During the year ended December 31, 2016, the Company paid $1 million to the former SharpSpring shareholders and $207,929 to the former GraphicMail shareholders related to earn out payments from those 2014 acquisitions.

We had net working capital of approximately $6.9 million and $10.4 million as of December 31, 2017 and December 31, 2016, respectively. Our cash balance was $5.4 million at December 31, 2017 compared to $8.7 million at December 31, 2016, reflecting cash used for operations and investing activities during the period, offset by $1.0 million received in June 2017 related to the escrow hold back from the SMTP business disposition in 2016.

Contractual Obligations

We typically rent our office facilities with leases involving multi-year commitments. Although some of our service contracts are on a month-to-month basis, we sometimes enter into non-cancelable service contracts for longer periods of time, some of which may last several years. Future minimum lease payments and payments due under non-cancelable service contracts are as follows as of December 31, 2017:

2018	$483,204
2019	373,015
2020	382,884
2021	292,843
2022	-
Thereafter	-
$1,531,946

Significant Accounting Policies

Our significant accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. We have consistently applied these policies in all material respects. We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree, and it is unlikely that material different amounts would be reported under different assumptions.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Company Internal Controls

Throughout 2017 and during the fourth quarter of 2017, the Company made several improvements to its internal control over financial reporting practices. The Company strengthened its accounting team, improved review controls, improved its segregation of duties and implemented new policies related to expense management that improved internal controls over financial reporting.

ITEM 9B.
OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders.

ITEM 11.
EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2018 Annual Meeting of Stockholders.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2018 Annual Meeting of Stockholders.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2018 Annual Meeting of Stockholders.

ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2018 Annual Meeting of Stockholders.

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

ITEM 16.
FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2018.

SharpSpring, Inc.

By:	/s/ Richard A. Carlson
Richard A. Carlson
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard A. Carlson	Chief Executive Officer and President (Principal Executive Officer), Director	March 15, 2018
Richard A. Carlson

/s/ Edward S. Lawton	Chief Financial Officer (Principal Financial Officer)	March 15, 2018
Edward S. Lawton

/s/ Steven A. Huey	Chair of the Board of Directors	March 15, 2018
Steven A. Huey

/s/ Marietta Davis	Director	March 15, 2018
Marietta Davis

/s/ John L. Troost	Director	March 15, 2018
John L. Troost

/s/ David A. Buckel	Director	March 15, 2018
David A. Buckel

/s/ Roy W. Olivier	Director	March 15, 2018
Roy W. Olivier

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SharpSpring, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SharpSpring, Inc. (the Company) (f/k/a SMTP, Inc.) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2016.

Atlanta, Georgia

March 15, 2018

SHARPSPRING, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$5,399,747	$8,651,374
Accounts receivable, net of allowance for doubtful accounts of $526,127 and $508,288 at December 31, 2017 and December 31, 2016, respectively	639,959	1,261,923
Income taxes receivable	2,132,616	1,355,180
Other current assets	267,924	1,396,642
Total current assets	8,440,246	12,665,119

Property and equipment, net	799,145	905,345
Goodwill	8,872,898	8,845,394
Other intangible assets, net	2,326,000	2,850,635
Deferred income taxes	-	32,996
Deposits and other	25,000	30,464
Total assets	$20,463,289	$25,329,953

Liabilities and Shareholders' Equity
Accounts payable	$504,901	$498,534
Accrued expenses and other current liabilities	625,680	953,171
Deferred revenue	279,818	280,159
Income taxes payable	171,384	484,349
Total current liabilities	1,581,783	2,216,213

Deferred income taxes	168,132	195,495
Total liabilities	1,749,915	2,411,708
Commitments and contingencies (Note 17)

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value, Authorized shares-50,000,000; issued shares-8,456,061 at December 31, 2017 and 8,380,663 at December 31, 2016; outstanding shares-8,436,061 at December 31, 2017 and 8,360,663 at December 31, 2016	8,456	8,381
Additional paid in capital	28,362,397	27,556,398
Accumulated other comprehensive loss	(480,762)	(445,055)
Accumulated deficit	(9,092,717)	(4,117,479)
Treasury stock	(84,000)	(84,000)
Total shareholders' equity	18,713,374	22,918,245

Total liabilities and shareholders' equity	$20,463,289	$25,329,953

See accompanying notes to the consolidated financial statements.

SHARPSPRING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended
	December 31,
	2017	2016
Revenue	$13,448,752	$11,541,702

Cost of services	4,996,745	4,462,440
Gross profit	8,452,007	7,079,262

Operating expenses:
Sales and marketing	6,983,208	5,340,351
Research and development	2,883,714	2,308,650
General and administrative	5,346,136	4,418,500
Change in earn out liability	-	219,473
Intangible asset amortization	527,468	1,360,105
Impairment of intangible assets	-	1,459,541

Total operating expenses	15,740,526	15,106,620

Operating loss	(7,288,519)	(8,027,358)
Other income, net	209,173	442,195

Loss before income taxes	(7,079,346)	(7,585,163)
Benefit for income tax	(2,104,108)	(1,869,188)
Net loss from continuing operations	(4,975,238)	(5,715,975)
Net income from discontinued operations, net of tax	-	10,666,985
Net (loss) income	$(4,975,238)	$4,951,010

Net loss per share from continuing operations
Basic net loss per share	$(0.59)	$(0.72)
Diluted net loss per share	$(0.59)	$(0.72)

Net income per share from discontinued operations
Basic net income per share	$-	$1.35
Diluted net income per share	$-	$1.35

Net (loss) income per share
Basic net (loss) income per share	$(0.59)	$0.63
Diluted net (loss) income per share	$(0.59)	$0.63

Shares used in computing basic net (loss) income per share	8,395,319	7,895,197
Shares used in computing diluted net (loss) income per share	8,395,319	7,895,197

Other comprehensive income (loss):
Foreign currency translation adjustment	(35,707)	(302,442)
Comprehensive (loss) income	$(5,010,945)	$4,648,568

See accompanying notes to the consolidated financial statements.

SHARPSPRING, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Treasury Stock		Accumulated
	Shares	Amount	Capital	Loss	Shares	Amount	Deficit	Total
Balance, December 31, 2015	7,233,035	$7,233	$22,607,290	$(142,613)	-	$-	$(9,068,488)	$13,403,422
Stock based compensation - stock options	-	-	510,002	-	-	-	-	510,002
Issuance of common stock for cash	3,088	3	12,214	-	-	-	-	12,217
Issuance of common stock for services	50,976	51	220,479	-	-	-	-	220,530
Issuance of common stock for earn out payment	1,093,564	1,094	4,206,835	-	-	-	-	4,207,929
Receipt of treasury shares of shares	-	-	-	-	20,000	(84,000)	-	(84,000)
Tax benefit from stock-based award activity, net	-	-	(422)	-	-	-	-	(422)
Foreign currency translation adjustment	-	-	-	(302,442)	-	-	-	(302,442)
Net income	-	-	-	-	-	-	4,951,010	4,951,010
Balance, December 31, 2016	8,380,663	8,381	27,556,398	(445,055)	20,000	(84,000)	(4,117,479)	22,918,245
Stock based compensation - stock options	-	-	510,978	-	-	-	-	510,978
Issuance of common stock for cash	15,387	15	22,105	-	-	-	-	22,120
Issuance of common stock for services	60,011	60	272,916	-	-	-	-	272,976
Foreign currency translation adjustment	-	-	-	(35,707)	-	-	-	(35,707)
Net loss	-	-	-	-	-	-	(4,975,238)	(4,975,238)
Balance, December 31, 2017	8,456,061	$8,456	$28,362,397	$(480,762)	20,000	$(84,000)	$(9,092,717)	$18,713,374

See accompanying notes to the consolidated financial statements.

SHARPSPRING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(4,975,238)	$4,951,010
Deduct: Income from discontinued operations, net of income taxes	-	10,666,985
Net loss from continuing operations	(4,975,238)	(5,715,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	807,574	2,978,798
Non-cash stock compensation	783,942	705,649
Deferred income taxes	5,618	167,757
Loss on disposal of property and equipment	3,481	128,978
Non-cash change in value of earn out liability	-	219,473
Non-cash gain from escrow claim	-	(84,000)
Unearned foreign currency gain/loss	(70,769)	(185,414)
Changes in operating assets and liabilities:
Accounts receivable	665,296	(499,516)
Other assets	136,771	(210,715)
Income taxes, net	(1,105,771)	(5,706,659)
Accounts payable	(22,860)	(156,081)
Accrued expenses and other current liabilities	(272,133)	271,058
Deferred revenue	(8,795)	(246,721)
Net cash used in operating activities - Continuing operations	(4,052,884)	(8,333,368)
Net cash provided by operating activities - Discontinued operations	-	1,265,364
Net cash used in operating activities	(4,052,884)	(7,068,004)

Cash flows from investing activities:
Purchases of property and equipment	(177,110)	(455,506)
Acquisitions of customer assets from resellers	(64,268)	(724,678)
Net cash used in investing activities - Continuing operations	(241,378)	(1,180,184)
Net cash provided by investing activities - Discontinued operations	1,000,000	13,945,548
Net cash provided by investing activities	758,622	12,765,364

Cash flows from financing activities:
Payment to reduce earn out	-	(1,207,929)
Proceeds from exercise of stock options	22,133	12,217
Excess tax benefits from share-based payments	-	(422)
Net cash provided by (used in) financing activities - Continuing operations	22,133	(1,196,134)
Net cash provided by financing activities - Discontinued operations	-	-
Net cash provided by (used in) financing activities	22,133	(1,196,134)

Effect of exchange rate on cash	20,502	(8,498)

Change in cash and cash equivalents	(3,251,627)	4,492,728

Cash and cash equivalents, beginning of period	8,651,374	4,158,646

Cash and cash equivalents, end of period	$5,399,747	$8,651,374
Supplemental information on consolidated statements of cash flows:

Cash paid for income taxes, net	$(556,291)	$3,643,858

Supplemental information on non-cash investing and financing activities:
Receipt of common stock for escrow claim	$-	$84,000
Settlement of earn out liabilities with common stock	$-	$(4,207,929)
Other receivable created for sale of SMTP email relay business	$-	$(1,000,000)

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

Accounts Receivable

Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection.  Management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. The Company reserves for receivables that are determined to be uncollectible, if any, in its allowance for doubtful accounts. The Company had an allowance for doubtful accounts of $526,127 and $508,288 as of December 31, 2017 and 2016, respectively. After the Company has exhausted all collection efforts, the outstanding receivable is written off against the allowance.

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

Goodwill and Impairment

As of December 31, 2017 and 2016, we had recorded goodwill of $8,872,898 and $8,845,394, respectively. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the SharpSpring and GraphicMail acquisitions (See Note 3). Under FASB ASC 350, “Intangibles - Goodwill and Other” deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-10, and written down when impaired.

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

In determining the provision for income taxes, the Company uses statutory tax rates and tax planning opportunities available to the Company in the jurisdictions in which it operates. This includes recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns to the extent pervasive evidence exists that they will be realized in future periods. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which are expected to be in effect in the years in which the temporary differences are expected to reverse. In accordance with the Company’s income tax policy, significant or unusual items are separately recognized in the period in which they occur. The Company is subject to routine examination by domestic and foreign tax authorities and frequently faces challenges regarding the amount of taxes due.  These challenges include positions taken by the Company related to the timing, nature and amount of deductions and the allocation of income among various tax jurisdictions. As of December 31, 2017, the Company is not being examined by domestic or foreign tax authorities.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred. Depreciation expense from continuing operations related to property and equipment was $280,106 and $159,152 for the years ended December 31, 2017 and 2016, respectively.

Property and equipment as of December 31 is as follows:

	December 31,	December 31,
	2017	2016
Property and equipment, net:
Leasehold improvements	$128,122	$128,122
Furniture and fixtures	355,033	316,819
Computer equipment and software	776,201	641,722
Total	1,259,356	1,086,663
Less: Accumulated depreciation and amortization	(460,211)	(181,318)
	$799,145	$905,345

Useful lives are as follows:

Leasehold improvements	3-5 years
Furniture and fixtures	3-5 years
Computing equipment	3 years
Software	3-5 years
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

Accrued Revenue

In cases where our customers pay for services in arrears, we accrue for revenue in advance of billings as long as the criteria for revenue recognition is met. A portion of our accounts receivable balance is therefore unbilled at each balance sheet date. As of December 31, 2017, and 2016, the Company had accrued revenue balances of $639,959 and $1,261,923 respectively.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents. At December 31, 2017 and 2016, the Company had cash balances at financial institutions that exceed federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the years ended December 31, 2017, and 2016, there were no customers that accounted for more than 10% of total revenue or 10% of total accounts receivable.

Cost of Services

Cost of services consists primarily of direct labor costs associated with support and customer onboarding and technology hosting costs and license costs associated with the cloud-based platform.

Credit Card Processing Fees

Credit card processing fees are included as a component of general and administrative expenses and are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising and marketing expenses from continuing operations was $3.2 million and $1.6 million for the years ended December 31, 2017 and 2016, respectively.

Research and Development Costs and Capitalized Software Costs

We capitalize certain costs associated with internal use software during the application development stage, mostly related to software that we use in providing our hosted solutions. We expense costs associated with preliminary project phase activities, training, maintenance and any post-implementation period costs as incurred. For the years ended December 31, 2017 and December 31, 2016, we capitalized $68,217 and $5,239, respectively, in software development costs. We amortize capitalized software costs over the estimated useful life of the software, which is typically estimated to be 3 years, once the related project has been completed and deployed for customer use. At December 31, 2017 and December 31, 2016, the net carrying value of capitalized software was $90,437 and $78,005, respectively.

All other software development costs are charged to expenses when incurred, and generally consist of salaries, software development tools and personnel-related costs for those engaged in research and development activities.

Stock Compensation

We account for stock based compensation in accordance with FASB ASC 718 “Compensation - Stock Compensation”, which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period.

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

In May 2014, the FASB issued updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard now is effective for annual reporting periods beginning January 1, 2018. The FASB will permit companies to adopt the new standard early, but not before the original effective date of January 1, 2017. The Company has evaluated the impact of this standard and does not expect any material changes in revenue or cost recognized as a result of this pronouncement due to the month-to-month nature of its revenue arrangements.

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

The SharpSpring earn out was initially $10,000,000, payable 60% in cash and 40% in stock, depending on SharpSpring achieving certain revenue levels in 2015. At the time of the acquisition, the Company utilized the income approach to estimate the fair value of the earn out. The Company analyzed scenarios and determined a probability weighting for each scenario. The Company calculated the earn out payments based on the respective revenues for each scenario and then weighted the resulting payment by the probabilities of achieving each scenario. In order to calculate an appropriate risk-adjusted discount rate for the earn out, the Company calculated the weighted average cash-flows of the business based on the three scenarios and their respective weightings. The Company then calculated an implied internal rate of return (“IRR”) of 18.9%, which is the discount rate necessary in order to reconcile the weighed cash-flows of the three scenarios to the total purchase price including the earn out payment. The earn out payment was then discounted by the 18.9% IRR. Based on these methods and the Company’s original assessment of meeting those revenue levels in 2015, an earn out liability of $6,963,000 was originally recorded as a liability during purchase accounting. This was re-measured in each subsequent quarter since the transaction, resulting in additional charges of $222,000 during the year ended December 31, 2016 having been recorded on the Consolidated Statement of Comprehensive Income (Loss). The final payments against the earn out of $1.0 million in cash and $4.0 million in common stock occurred in the quarter ended June 30, 2016.

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

Pursuant to the equity interest purchase agreement, the Company was liable for an earn out of up to $0.8 million, related to GraphicMail achieving certain revenue levels in 2015. The Company utilized the income approach to estimate the fair value of the earn out. The Company analyzed scenarios and determined a probability weighting for each scenario. The Company calculated the earn out payments based on the respective revenues for each scenario and then weighted the resulting payment by the probabilities of achieving each scenario. In order to calculate an appropriate risk-adjusted discount rate for the earn out, the Company calculated the weighted average cash-flows of the business based on the three scenarios and their respective weightings. The Company then calculated an implied internal rate of return (“IRR”) of 29.8%, which is the discount rate necessary in order to reconcile the weighed cash-flows of the three scenarios to the total purchase price including the earn out payment. The earn out payment was then discounted by the 29.8% IRR. Based on these methods and the Company’s initial assessment of meeting those revenue levels in 2015, an earn out liability of $36,000 was recorded as a liability during purchase accounting. This was re-measured in the subsequent quarters, resulting in a benefit of $2,527 during the year ended December 31, 2016. During March 2016, the Company paid $415,858 in the form of $207,929 in cash and 53,924 shares of common stock in full settlement of the earn out liability to the former GraphicMail shareholders.

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

Note 5: Dispositions

On June 27, 2016, the Company completed the sale of the assets and deferred revenue liabilities of its SMTP email relay business (“SMTP”) to the Electric Mail Company for approximately $15.0 million. Of the total proceeds from the sale of SMTP, approximately $1.0 million in cash was held in escrow until the one-year anniversary and recorded in Other current assets at December 31, 2016. The Company received the $1.0 million escrow payment in June 2017. In conjunction with the sale, the Company also entered into a transition services agreement (the “TSA”) with the buyer to assist in the transition of operations over a six-month period, which was subsequently extended for an additional three months. Pursuant to the terms of the transition services agreement, in exchange for assisting in the transfer of operations, the Company may continue utilizing the SMTP email relay platform for its email sending needs at no cost. Although no cash was exchanged for the services performed by the parties to the TSA, the Company recorded the estimated cost to utilize the SMTP sending platform as a cost of sale and recorded a benefit to Other income (expense), net for the value of services provided to the Electric Mail Company. Also, in conjunction with the sale, the Company abandoned a software asset that was not acquired, but will not be utilized by the Company in the future. The Company recorded a gain on the sale of SMTP of approximately $9.8 million, net of tax of $5.2 million in 2016.

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

Financial information for the SMTP email relay business for the year ended December 31, 2017 and 2016, are presented in the following table:

	Year Ended
	December 31,
	2017	2016
Revenue	$-	$2,746,378

Cost of services	-	642,013
Gross profit	-	2,104,365

Operating expenses:
Sales and marketing	-	177,265
Research and development	-	152,898
General and administrative	-	474,048

Total operating expenses	-	804,211

Operating income	-	1,300,154
Other income (expense), net, before gain on sale	-	-

Income before income taxes, before gain on sale	-	1,300,154
Income tax expense	-	447,675
Net income, before gain on sale	$-	$852,479

Gain on sale of discontinued operations	-	9,814,506
Income from discontinued operations, net of income taxes	$-	$10,666,985

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

Note 6: Goodwill and Other Intangible Assets

Goodwill and acquired intangible assets are initially recorded at fair value and measured periodically for impairment. In performing the Company’s annual impairment analysis during the fourth quarters of 2017 and 2016, the Company determined that the carrying amount of the Company’s goodwill was recoverable and no additional tests were required. Since some of the goodwill is denominated in foreign currencies, relatively minor changes to the goodwill balance occur over time due to changes in foreign exchange rates. During the year ended December 31, 2017 and 2016, changes in foreign exchange rates caused an increase to goodwill of $27,504 and a reduction to goodwill of $36,539, respectively.

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

During the year ended December 31, 2017, the Company determined that no indicators of impairment are present. However, during the year ended December 31, 2016, the Company recorded an impairment loss of $1,459,541 related to the impaired recovery of its GraphicMail customer relationship assets due to significant erosion of that customer base following the migration onto the SharpSpring Mail+ product. The impairment has been included in the Accumulated Amortization referenced below.

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	As of December 31, 2017
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$346,644	$(309,640)	$37,004
Technology	3,834,023	(2,404,023)	1,430,000
Customer relationships	4,165,665	(3,306,669)	858,996
Unamortized intangible assets:	8,346,332	(6,020,332)	2,326,000
Goodwill			8,872,898
Total intangible assets			$11,198,898

	As of December 31, 2016
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$326,992	$(256,988)	$70,004
Technology	3,686,270	(2,001,270)	1,685,000
Customer relationships	4,024,005	(2,928,374)	1,095,631
Unamortized intangible assets:	8,037,267	(5,186,632)	2,850,635
Goodwill			8,845,394
Total intangible assets			$11,696,029

Estimated amortization expense for 2018 and subsequent years is as follows:

2018	$459,996
2019	381,000
2020	332,004
2021	279,996
2022	228,000
Thereafter	645,004
Total	$2,326,000

Amortization expense, excluding impairments, for the years ended December 31, 2017 and 2016 was $527,468 and $1,360,105, respectively.

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
$294,249

There was no remaining liability as of December 31, 2017. At December 31, 2016, our remaining liability for restructuring expenses was $10,705 related to facility closure costs.

Note 8: Credit Facility

In March 2016, the Company entered into a $2.5 million revolving loan agreement (the “Loan Agreement”) with Western Alliance Bank. The facility matures on March 21, 2018 and has no mandatory amortization provisions and is payable in full at maturity. Loan proceeds accrue interest at the higher of Western Alliance Bank’s Prime interest rate (4.50% as of December 31, 2017) or 3.5%, plus 1.75%. The Loan Agreement is collateralized by a lien on substantially all of the existing and future assets of the Company and secured by a pledge of 100% of the capital stock of SharpSpring Technologies, Inc. and Quattro Hosting, LLC and a 65% pledge of the Company’s foreign subsidiaries’ stock. The Loan Agreement subjects the Company to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions. The Loan Agreement also restricts our ability to pay cash dividends on our common stock. During June 2016, the Company amended the Loan Agreement to modify its financial covenants and allow for the sale of the SMTP business assets. During October 2017, the Loan Agreement was amended to waive the minimum adjusted EBITDA financial covenant for the third quarter of 2017 and modify the minimum adjusted EBITDA financial covenant for the fourth quarter of 2017. There are no amounts outstanding under the Loan Agreement as of December 31, 2017 and no events of default have occurred to date. As of December 31, 2017, based on the borrowing base calculations approximately $2.0 million was available for withdrawal under the Loan Agreement.

Note 9: Shareholders’ Equity

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

Note 10: Changes in Accumulated Other Comprehensive Income (Loss)

Foreign Currency
Translation
Adjustment
Balance as of December 31, 2016	$(445,055)
Other comprehensive income (loss) prior to reclassifications	-
Amounts reclassified from accumulated other comprehensive income	-
Tax effect	-
Net current period other comprehensive loss	(35,707)
Balance as of December 31, 2017	$(480,762)

Note 11: Net Loss Per Share

Computation of net income per share is as follows:

	Year Ended
	December 31,
	2017	2016
Net loss from continuing operations	$(4,975,238)	$(5,715,975)

Basic weighted average common shares outstanding	8,395,319	7,895,197
Add incremental shares for:
Warrants	-	-
Stock options	-	-
Diluted weighted average common shares outstanding	8,395,319	7,895,197

Net loss per share:
Basic	$(0.59)	$(0.72)
Diluted	$(0.59)	$(0.72)

For the year ended December 31, 2017, 1,069,330 stock options and 80,000 warrants were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive. For the year ended December 31, 2016, 1,128,368 stock options and 170,973 warrants were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive.

Pursuant to ASC 260, Earnings Per Share, since a loss is reported from continuing operations, diluted net loss per share has been computed with the same average common shares outstanding as basic net loss per share, even during periods when the discontinued operations provide for an overall consolidated net income.

Note 12: Income Taxes

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted into the law. The Tax Act contains broad and complex provisions including, but not limited to: (i) the reduction of corporate income tax rate from 35% to 21%, (ii) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, (iii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (iv) modifying limitation on excessive employee remuneration, (v) requiring current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, (vi) repeal of corporate alternative minimum tax (“AMT”) and changing how AMT credits can be realized, (vii) creating a new minimum tax, (viii) creating a new limitation on deductible interest expense, (ix) changing rules related to uses and limitations of net operating loss carryforwards and foreign tax credits created in tax years beginning after December 31, 2017, and (x) eliminating the deduction for income attributable to domestic production activities.

As required under U.S. GAAP, the effects of tax law changes are recognized in the period of enactment. Accordingly, the Company has recorded incremental income tax benefit in the amount of $0.1 million, after the impact of valuation allowance, associated with the Tax Act during the year ended December 31, 2017 and is reflected in its deferred provision.

In response to the enactment of the Tax Act in late 2017, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations where the accounting is incomplete for certain income tax effects of the Tax Act upon issuance of an entity’s financial statements for the reporting period in which the Tax Act was enacted. Under SAB 118, a company may record provisional amounts during a measurement period for specific income tax effects of the Tax Act for which the accounting is incomplete, but a reasonable estimate can be determined, and when unable to determine a reasonable estimate for any income tax effects, report provisional amounts in the first reporting period in which a reasonable estimate can be determined. The Company has recorded the impact of the tax effects of the Tax Act, relying on estimates where the accounting is incomplete as of December 31, 2017. As guidance and technical corrections are issued in the upcoming quarters, the Company will record updates to its original provisional estimates.

The Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Accordingly, the Company recorded a provisional decrease of $0.1 million, after the impact of valuation allowance, to deferred tax liabilities for the year ended December 31, 2017. While the Company is able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, our calculation of subsequent payments and economic performance analyses. The analyses will continue throughout 2018 and will be completed when the Company files its income tax returns in late 2018.

The Tax Act creates a new requirement that certain income earned by controlled foreign corporations must be included currently in the gross income of the U.S. shareholder under the Global Intangible Low-Taxed Income ("GILTI") provision. Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act and the application within the Company’s financial statements. Under U.S. GAAP, the Company may make an accounting policy choice to: (i) record taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (ii) factor such amounts into its measurement of deferred taxes (the “deferred method”). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on not only its current structure and estimated future results of global operations but also its intent and ability to modify its structure and/or business, it is not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, the Company has not made any adjustments related to potential GILTI tax in its financial statements and has not made a policy decision regarding how to record the tax effects of GILTI as of December 31, 2017. The Company will continue to analyze the impact of GILTI as more guidance is issued and a decision will be made during 2018 on whether to treat the GILTI as a period cost or a deferred tax item.

The Tax Act includes a transition tax on the deemed distribution of previously untaxed accumulated and current earnings and profits of certain of foreign subsidiaries. To determine the amount of the transition tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings and profits of relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company estimates that it will not have a transition tax in light of accumulated negative earnings and profits, accumulated deficit, as of December 31, 2017 for its applicable foreign subsidiaries. The Company is continuing to gather additional information to more precisely determine the amount of the transition tax, if applicable.

Income taxes for years ended December 31, is summarized as follows:

	Year Ended
	December 31,
	2017	2016
Current provision	$(2,107,804)	$3,451,571
Payable true-up	(1,922)	101,783
Deferred provision	5,618	179,159
Net income tax provision	(2,104,108)	3,732,513
Less: net income tax provision from discontinued operations	-	(5,601,701)
Net income tax benefit from continuing operations	$(2,104,108)	$(1,869,188)

	Year Ended
	December 31,
	2017	2016
From continuing operations:
Federal	$(1,944,618)	$(2,366,022)
State	50,934	32,928
Foreign	(210,424)	463,906
Net income tax provision	$(2,104,108)	$(1,869,188)

From discontinued operations:
Federal	$-	$5,531,353
State	-	70,348
Foreign	-	-
Net income tax provision	$-	$5,601,701

A reconciliation of income tax for continuing operations computed at the U.S. statutory rate to the effective income tax rate is as follows:

	2017		2016
	Amount	Percent	Amount	Percent

Federal statutory rates	$(2,369,986)	34%	$(2,578,955)	34%
State income taxes, net of federal benefit	(563,944)	8%	32,928	0%
Permanent differences	148,246	-2%	621,683	-8%
Rate Change	672,562	-10%	-	0%
Other	141,284	-2%	375,738	-5%
Credits	(141,256)	2%	(164,297)	2%
Foreign	381,364	-5%	29,040	0%
Valuation Allowance	(372,378)	5%	(185,325)	2%
Effective rate from continuing operations	$(2,104,108)	30%	$(1,869,188)	25%

The following is a summary of the components of the Company’s deferred tax assets:

	December 31,
	2017	2016
Deferred tax assets (liabilities)
Accrual to cash	$118,366	$184,958
Stock-based compensation	193,620	595,576
Asset Dispositions	-	(309,479)
Depreciation	(103,863)	(152,542)
Intangibles	701,956	1,140,222
Net operating loss carryforwards	1,110,387	939,725
Other	-	16
Net deferred tax asset valuation allowance	(2,188,598)	(2,560,975)
Total net deferred tax liabilities	$(168,132)	$(162,499)

The company has foreign net operating loss carryforwards of $2,530,855 and $3,813,146 as of December 31, 2017 and 2016, respectively. The company has state net operating loss carryforwards of $9,242,148 and $5,427,424 as of December 31, 2017 and 2016, respectively. Depending on the jurisdiction, some of these net operating loss carryovers will begin to expire within 3 years, while other net operating losses can be carried forward indefinitely as long as the company is operating. In addition to these figures, the Company has a U.S. federal net operating loss of approximately $5.2 million generated in 2017 that is being utilized as a carry-back to the 2016 year. These net operating losses have been tax effected and shown as income taxes receivable in the balance sheet as of December 31, 2017.

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

We have established valuation allowances of $2.2 million and $2.6 million as of December 31, 2017 and December 31, 2016, respectively, against certain deferred tax assets given the uncertainty of recoverability of these amounts.

In making our assessment of deferred tax asset recoverability, we considered our historical financial results, our projected future financial results, the planned reversal of existing deferred tax liabilities and the impact of any tax planning actions. Based on our analysis we noted both positive and negative factors relative to our ability to support realization of certain deferred tax assets. However, based on the weighting of all the evidence, including the near-term effect on our income projections of investments we are making in our team, product and systems infrastructure, we concluded that it was more likely than not that the majority of our deferred tax assets related to temporary differences and net operating losses may not be recovered. The establishment of a valuation allowance has no effect on our ability to use the underlying deferred tax assets prior to expiration to reduce cash tax payments in the future to the extent that we generate taxable income.

Note 13: Defined Contribution Retirement Plan

Starting in 2016, we offered our U.S. employees the ability to participate in a 401(k) plan. Eligible U.S. employees may contribute up to 60% of their eligible compensation, subject to limitations established by the Internal Revenue Code. The Company contributes a matching contribution equal to 100% of each such participant’s contribution up to the first 3% of their annual eligible compensation. We charged $198,783 and $108,228 to expense in the years ended December 31, 2017 and 2016, respectively, associated with our matching contribution for those years.

Note 14: Related Party Transactions

Intercompany transactions have been eliminated in our consolidated financial statements. There were no material related party transactions for the years ended December 31, 2017 or 2016.

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

Stock Options
Stock option awards under the Plan have a 10-year maximum contractual term and must be issued at an exercise price of not less than 100% of the fair market value of the common stock at the date of grant. The Plan is administered by the Board of Directors, which has the authority to determine to whom options may be granted, the period of exercise and what other restrictions, if any, should apply. Vesting for option awards granted to date under the Plan have been principally over four years from the date of the grant, with 25% of the award vesting after one year with monthly vesting thereafter.

Option awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
	2017	2016
Volatility	48% - 49%	38% - 50%
Risk-free interest rate	1.85% - 2.26%	1.12% - 1.93%
Expected term	6.25 years	6.25 years

The weighted average grant date fair value of stock options granted during the year ended December 31, 2017 was $2.36.

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

Stock option awards are expensed on a straight-line basis over the requisite service period. During the year ended December 31, 2017 and 2016, the Company recognized expense of $510,978 and $510,002, respectively, associated with stock option awards. At December 31, 2017, future stock compensation expense associated with stock options (net of estimated forfeitures) not yet recognized was $1,216,391 and will be recognized over a weighted average remaining vesting period of 2.54 years. The following summarizes stock option activity for the year ended December 31, 2017:

		Weighted	Weighted	Aggregate
	Number of	Average	Average Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2016	1,128,368	$5.12	7.0	$514,439

Granted	357,500	4.78
Exercised	(15,387)	1.44
Forfeited	(401,151)	4.99
Outstanding at December 31, 2017	1,069,330	$5.11	7.8	$90,007

Exercisable at December 31, 2017	475,640	$5.46	7.0	$36,693

The total intrinsic value of stock options exercised during the year ended December 31, 2017 was $34,373.

Stock Awards
During the year ended December 31, 2017 and 2016, the Company issued 60,011 and 50,976 shares, respectively, to non-employee directors as compensation for their service on the board. Such stock awards are immediately vested.

Stock awards are valued based on the closing price of our common stock on the date of grant, and compensation cost is recorded immediately if there is no vesting period or on a straight-line basis over the vesting period. The total fair value of stock awards granted, vested and expensed during the year ended December 31, 2017 and 2016 was $272,976 and $220,530, respectively. As of December 31, 2017, there was no unrecognized compensation cost related to stock awards.

Note 16: Warrants

On January 30, 2014, in connection with an $11.5 million financing transaction, the Company issued 80,000 warrants to purchase common stock at an exercise price of $7.81 per share with a term of 5 years. The fair value of the warrants was determined using the Black-Scholes option valuation model. The warrants expire on January 30, 2020 and have a remaining contractual life of 2.1 years as of December 31, 2017. These warrants became exercisable on January 30, 2015.

The following table summarizes information about the Company’s warrants at December 31, 2017:

		Weighted	Weighted
	Number of	Average	Average Remaining	Intrinsic
	Units	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2016	170,973	$6.26	4.6	$33,660

Granted	-	-
Cancelled	(90,973)	4.90
Outstanding at December 31, 2017	80,000	$7.81	2.1	$-

Exercisable at December 31, 2017	80,000	$7.81	2.1	$-

No warrants were issued in 2017 or 2016.

Note 17: Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. The Company is not a party to any litigation of a material nature.

Operating Leases and Service Contracts

The Company typically rents office facilities with leases involving multi-year commitments. The Company incurred rent expense associated with its leased facilities of $430,930 and $500,183 during the years ended December 31, 2017 and December 31, 2016, respectively. Although some of our service contracts are on a month-to-month basis, we sometimes enter into non-cancelable service contracts for longer periods of time, some of which may last several years. Future minimum lease payments and payments due under non-cancelable service contracts are as follows as of December 31, 2017:

2018	$483,204
2019	373,015
2020	382,884
2021	292,843
2022	-
Thereafter	-
$1,531,946

Employment Agreements

The Company has employment agreements with several members of its leadership team and executive officers.

INDEX TO EXHIBITS

Exhibit Number	Title of Document	Location
3.1	Certificate of Incorporation	Incorporated by reference to our Form S-1 filed on December 2, 2010
3.2	Amendment to Certificate of Incorporation	Incorporated by reference to our Form 8-K filed on December 17, 2013
3.3	Amendment to Certificate of Incorporation	Incorporated by reference to our Form 8-K filed December 1, 2015
3.4	Bylaws	Incorporated by reference to our Form S-1 filed on December 2, 2010
10.1	Extension Agreement dated March 15, 2016, by and between the Company and RCTW, LLC.	Incorporated by reference to our Form 8-K filed on March 17, 2016
10.2	Asset Purchase Agreement dated August 12, 2014, by and between the Company and RCTW, LLC	Incorporated by reference to our Form 8-K filed on August 15, 2014
10.3	Loan Agreement dated March 21, 2016, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to our Form 8-K filed on March 22, 2016
10.4	Intellectual Property Security Agreement dated March 21, 2016, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to our Form 8-K filed on March 22, 2016
10.5	Loan and Security Modification Agreement dated June 24, 2016, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to our Form 8-K filed on June 28, 2016
10.6	Loan and Security Modification Agreement dated October 25, 2017, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to our Form 8-K filed on October 30, 2017
10.7	Amendment to 2010 Employee Stock Plan	Incorporated by reference to Appendix A to the Company’s Definitive Schedule 14A filed on May 1, 2017
10.8	2010 Employee Stock Plan	Incorporated by reference to Form S-1 filed on December 2, 2010
10.9	Asset Purchase Agreement dated June 27, 2016, by and between SharpSpring, Inc. and The Electric Mail Company	Incorporated by reference to our Form 8-K filed June 28, 2016
10.10	2017 Executive Bonus Plan	Incorporated by reference to the Company’s Form 8-K filed May 5, 2017
10.11	Richard Carlson Employee Agreement Amendment dated February 8, 2018	Incorporated by reference to the Company’s Form 8-K filed on February 12, 2018
10.12	Richard Carlson Employee Agreement Amendment dated March 30, 2017	Incorporated by reference to the Company’s Form 8-K filed on April 5, 2017
10.13	Richard Carlson Employee Agreement dated September 13, 2015	Incorporated by reference to our Form 8-K filed on September 14, 2015
10.14	Travis Whitton Employee Agreement Amendment dated February 8, 2018	Incorporated by reference to the Company’s Form 8-K filed on February 12, 2018
10.15	Travis Whitton Employee Agreement Amendment dated July 28, 2017	Incorporated by reference to the Company’s Form 8-K filed on August 1, 2017
10.16	Travis Whitton Employee Agreement Amendment dated June 19, 2015	Incorporated by reference to our Form 8-K filed on July 8, 2016
10.17	Travis Whitton Employee Agreement dated August 15, 2014	Incorporated by reference to our Form 8-K filed on July 8, 2016
10.18	Edward Lawton Employee Agreement Amendment dated February 8, 2018	Incorporated by reference to the Company’s Form 8-K filed on February 12, 2018
10.19	Edward Lawton Employee Agreement Amendment dated July 28, 2017	Incorporated by reference to the Company’s Form 8-K filed on August 1, 2017
10.20	Edward Lawton Employee Agreement Amendment dated June 19, 2015	Incorporated by reference to the Company’s Form 8-K filed on June 24, 2015
10.21	Edward Lawton Employee Agreement dated August 15, 2014	Incorporated by reference to the Company’s Form 8-K filed on August 18, 2014
14.1	Code of Ethics and Business Standards	Incorporated by reference to our Form 8-K filed on January 14, 2014
21.1	Subsidiaries of the registrant	Incorporated by reference to Note 3 of the Financial Statements included in Part II – Item 7 of this Form 10-K
23.1	Consent of Independent Registered Public Accounting Firm - Cherry Bekaert LLP	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.1	XBRL	Filed herewith