Form 10-K/A
period 2017-12-31
SharpSpring, Inc.
filed 2018-04-30
CIK 1506439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 001-36280

SharpSpring, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	05-0502529
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

550 SW 2nd Avenue Gainesville, FL	32601
(Address of principal executive offices)	(Zip Code)

888-428-9605
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

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

As of April 27, 2018, there were 8,446,740 outstanding shares of the registrant’s common stock, $.001 par value.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for SharpSpring, Inc. for the fiscal year ended December 31, 2017, which was filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2018 (the “Original Form 10-K”). Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms means SharpSpring, Inc., and its subsidiaries.

We are filing this Amendment to include the information required by Part III and not included in the Original Form 10-K, because we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2017. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. The reference on the cover page of the Original Form 10-K to our incorporation by reference of certain sections of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

Except as set forth in Part III below, the updates to exhibit list in the Index to Exhibits (incorporated into Part IV – Item 15(a)(3) by reference) and the above-mentioned deletion from the cover page of the Original Form 10-K, no other changes are made to the Original Form 10-K. The Original Form 10-K continues to speak as of the date of the Original Form 10-K. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update in any way the disclosures contained in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identity of Directors

Name	Age	Year First Elected Director	Positions/Committees*	Independent
Steven A. Huey	52	2016	COB, AC, CC, NCGC	yes
Richard Carlson	45	2015	CEO, P	no
David A. Buckel	56	2014	AC, FE	yes
Marietta Davis	58	2017	AC, CC, NCGC	yes
Daniel C. Allen*	43	2018	NCGC, CC	yes
John L. Troost**	50	2010		yes
Roy W. Olivier**	59	2017		yes

AC - Audit Committee
CEO, P - Chief Executive Officer, President
COB - Chair of the Board of Directors (non-executive)
CC - Compensation Committee
FE - Financial Expert
NCGC - Nominating/Corporate Governance Committee
*Pursuant to a certain investors’ rights agreement, an investor has the right to designate one person for election to our Board of directors and the Company agreed to use its reasonable best efforts to cause such person to be elected to the Board at each annual meeting of the Company’s stockholders. The investor designated Mr. Allen, who is an affiliate of investor. See “Transactions with Related Persons” below.
** Mr. Troost and Mr. Olivier will not stand for re-election after their term expires at the 2018 Annual Meeting.

Business Experience of Directors

Steven A. Huey. Steven A. Huey has been a director since December 2016 and the chair of our Board of Directors since July 2017. Since August 2012, Mr. Huey has been Chief Executive Officer of Capture Higher Ed, a technology firm that helps educational institutions meet their enrollment goals. Prior to that, from November 2007 to August 2012, Mr. Huey was Chief Operating Officer of The Learning House, Inc. Mr. Huey received a B.S. in Accounting and Finance from Miami University and an MBA from Emory University. Mr. Huey’s qualifications to serve on our Board of Directors include his extensive experience as a technology company executive, with a focus on growing early stage companies.

Richard A. Carlson. Richard Carlson has been a director and has served as the Company’s Chief Executive Officer and President since October 1, 2015. From August 1, 2015 to October 1, 2015, he served as President of the Company. From August 15, 2014 until August 1, 2015, he served as the President of SharpSpring Technologies, Inc., our wholly owned subsidiary. Mr. Carlson founded RCTW, LLC (fka SharpSpring, LLC) in December 2011 and served as its President until it was acquired by the Company on August 15, 2014. From April 2009 to December 2011, he served as the Managing Director of US Operations for Panda Security, an international internet security software company. Mr. Carlson’s qualifications to serve on our Board of Directors include his knowledge of marketing automation technology, email technology, marketing strategies, as well as his general leadership skills.

David A. Buckel. David A. Buckel has been a director since January 2014. Since November 2007 to present, Mr. Buckel has served as the Managing Director at BVI Venture Services, a professional services firm that provides experienced, C-Suite professionals to deliver strategic and functional consulting services to both private and small public technology companies. Mr. Buckel has hands-on experience creating accounting and control systems and processes, financial statements, financial and operating metrics, dashboards, cash flow forecast, budget processes, trend analysis and dealing with auditors. Additionally, Mr. Buckel has been CFO for various NASDAQ and AMEX Companies leading growth strategy, financial operations and various fund raising efforts. Mr. Buckel holds an M.B.A in Finance and Operations Management from Syracuse University and a B.S. in Accounting from Canisius College. He is also a Certified Management Accountant (CMA). Mr. Buckel’s qualifications to serve on our Board of Directors include a strong background and skill set in areas relating to board service, finance and management.

Marietta Davis. Marietta Davis has been a director since July 2017. Ms. Davis is currently an Advisory Board Member at DataOceans, LLC, a customer communications management solutions and services company, where she has served since April 2016. She is also currently a National Board Member of Youth Villages, a nationally-recognized nonprofit organization that helps children, young people and families, where she has served since January 2010. Davis also served as Vice President – US Dynamic Sales at Microsoft, from 2013 to 2016, where she helped define marketing strategies for SMB, mid-tier and enterprise customers for Dynamics CRM Cloud and ERP products and services. Prior to that time, from 2009 to 2013, Davis served as General Manager – Enterprise Accounts, Greater Southeast District at Microsoft, where she led the sales organization and managed strategic community engagement in the areas of economic development and innovation for that district. Davis holds a B.S. in communications from Bradley University. Ms. Davis’ qualifications to serve on our Board of Directors include experience in sales and marketing leadership roles in the CRM industry, which is highly-correlated to the Company’s marketing automation industry segment.

Daniel Allen. Daniel Allen has been a director since April 2018. Mr. Allen serves as Managing Partner of Corona Park Investment Partners, a private investment company that invests and grows profitable technology enabled companies. He has held that position since January 2012. Since January 2013, he has also served as CEO of Evercel (EVRC), a holding company that manages its portfolio companies and seeks new opportunities to invest capital for long term returns. Evercel is the parent company of Printronix, a global industrial printing company, where Mr. Allen serves as Chairman of the Board. From 2001 to 2010, Mr. Allen worked at Bain Capital, where he also focused on investing in technology related growth opportunities.  Prior to Bain Capital, Mr. Allen was on the founding team of Fandango, a strategy consultant at McKinsey and Company, and worked at ABCNews in Moscow, London, Hong Kong and New York City.  Mr. Allen graduated from Harvard College and Harvard Business School.  Mr. Allen’s qualifications to serve on our Board of Directors include experience managing and investing in growth-focused technology companies.

John L. Troost. John L. Troost has been a director since July 2010. Since April 2010, Mr. Troost has served as President and Chief Technology Officer at Virtual Clarity, and from 2003 to February 2010, he was the Head of Platform Design and Core Technology Architecture at UBS, AG. Previously, he served as managing partner at Surgam Technology Partners, Chief Technology Officer at NAME, Inc., Manager of Systems and Network Engineering at Moore Capital Management and Senior Systems Administrator at Lehman Brothers. Mr. Troost is a contributor to the development of the original standards for email attachments (MIME standard RFC). Mr. Troost has a degree from Columbia University. Mr. Troost’s qualifications to serve on our Board of Directors include his previous public company board experience, knowledge of marketing and cloud technology, and expertise in technology-enabled business innovation.

Roy W. Olivier. Roy W. Olivier has been a director since July 2017. Since June 2008, Mr. Olivier has served as the President, Chief Executive Officer and Director of ARI Network Services, Inc., which provides website, software, and data solutions to help dealers, distributors, and OEMs increase their sales online and in-store. Mr. Olivier’s qualifications to serve on our Board of Directors include his previous public company board experience, management, leadership and organizational skills, and investor relations experience.

Identity of Executive Officers

Name	Age	Position
Richard A. Carlson	45	Director, Chief Executive Officer and President
Edward S. Lawton	40	Chief Financial Officer
Travis Whitton	37	Chief Technology Officer

Business Experience of Executive Officers

Richard A. Carlson. Mr. Carlson’s business experience is described above under the caption “Identity and Business Experience of Directors.”

Edward S. Lawton. Edward S. Lawton has served as our Chief Financial Officer since September 2014. Mr. Lawton is responsible for overseeing our Company’s financial reporting, accounting and administrative functions. Mr. Lawton has over 18 years of financial and accounting experience with a focus on financial planning and analysis and integrating acquisitions for technology companies. From 2006 to September 2014, Mr. Lawton served as the Director of Finance and Senior Director of Finance at Bottomline Technologies (de), Inc., a publicly-traded cloud-based payment, invoice and digital banking solutions software company.

Travis Whitton. Travis Whitton has served as our Chief Technology Officer since the acquisition of the SharpSpring assets in August 2014. Mr. Whitton was a co-founder of RCTW, LLC (fka SharpSpring, LLC) and served as its Chief Technology Officer from January 2012 until it was acquired by the Company in August 2014. From September 2007 to January 2012, Mr. Whitton served as Senior Software Engineer of Grooveshark, an online streaming music company.

Each officer is elected annually by the Board of Directors and holds their office until they resign or are removed by the Board of Directors or otherwise disqualified to serve, or their successor is elected and qualified.

During the past ten years, none of our directors or executive officers have been involved in any of the proceedings described in Item 401(f) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. To the best of our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to our Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to our Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Code of Ethics and Business Conduct

Our Company has adopted a Code of Ethics and Business Conduct which constitutes a “code of ethics” as defined by applicable SEC rules and a “code of conduct” as defined by applicable NASDAQ rules. Our Code of Ethics and Business Conduct applies to all of the Company’s employees, including its principal executive officer, principal accounting officer, and our Board of Directors. A copy of this Code is available for review on the “Investors” page of the Company’s website at http://sharpspring.com/. Requests for a copy of the Code of Ethics and Business Conduct should be directed to Investor Relations, SharpSpring, Inc., 550 SW 2nd Avenue, Gainesville, FL 32601. The Company intends to disclose any changes in or waivers from its Code of Ethics and Business Conduct by posting such information on its website or by filing a Form 8-K.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  Our Audit Committee is comprised of David A. Buckel, Steven A. Huey, and Marietta Davis. Mr. Buckel is the chairperson of the committee. Each member of the Audit Committee is “independent” within the meaning of Rule 10A-3 under the Exchange Act and the NASDAQ Stock Market Rules. Our Board of Directors has designated David A. Buckel as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. The Audit Committee’s purpose and power are to (a) retain, oversee and terminate, as necessary, the auditors of the Company, (b) oversee the Company's accounting and financial reporting processes and the audit and preparation of the Company's financial statements, (c) exercise such other powers and authority as are set forth in the Charter of the Audit Committee of the Board of Directors, and (d) exercise such other powers and authority as shall from time to time be assigned thereto by resolution of the Board of Directors.

The Audit Committee also has the power to investigate any matter brought to its attention within the scope of its duties and to retain counsel and advisors to fulfill its responsibilities and duties. During our last fiscal year, our Audit Committee held four meetings and acted by unanimous consent one time.

ITEM 11.
EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The compensation committee of our Board of Directors oversees, reviews and approves all compensation decisions relating to our named executive officers. In the discussion that follows, “executives” refers to our 2017 named executive officers, Messrs. Carlson, Lawton and Whitton.

Objectives and Philosophy of Our Executive Compensation Program

The primary objectives of the compensation committee with respect to executive compensation are to:

●
enable us to attract, retain and motivate the best possible executive talent by ensuring that our compensation packages are competitive with those offered by similarly situated companies;
●
align our executive compensation with our corporate strategies and business objectives;
●
promote the achievement of key strategic and financial performance measures; and
●
align executives’ incentives with the creation of stockholder value.

To achieve these objectives, the compensation committee evaluates our executive compensation program with the goal of setting compensation at levels the committee believes are competitive with those of other companies of a comparable size within our industry. Executives are also evaluated on their professional growth and individual contributions to the Company’s success. We provide a portion of our executive compensation in the form of stock option awards that vest over time, typically four years, which we believe promotes the retention of our executives and aligns their interests with those of our stockholders since this form of compensation allows our executives to participate in the long-term success of our Company as reflected in stock price appreciation.

Compensation Challenges

We face challenges in hiring and retaining our executives and other key employees due to several factors. These challenges are similar to those faced by other high-growth technology companies and make recruiting and retaining our executives and other key employees difficult. Specifically, we face challenges related to the pace of our operations, the high growth rate of our businesses, the fact that we are in a competitive industry and the fact that many of our executives and key employees are targeted by other companies.

Components of our Executive Compensation Program

The primary elements of our current executive compensation program are:

●
base salary;
●
cash bonuses;
●
stock option awards; and
●
retirement and other employee benefits

We do not have any formal or informal policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, the Compensation Committee determines what it believes to be the appropriate level and mix of the various compensation components based on recommendations from our chief executive officer, Company performance against stated objectives and individual performance.

Base Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our executives. When establishing base salaries, the compensation committee considers a variety of other factors such as the executive’s scope of responsibility, individual performance, prior employment experience and salary history, relative pay adjustments within the Company and our overall financial performance. Base salaries are reviewed at least annually by our compensation committee and may be adjusted from time to time based upon market conditions, individual responsibilities and Company and individual performance.

Mr. Whitton became a named executive officer during 2016, after his employment with the Company had commenced. Accordingly, his existing base salary in effect for 2016 prior to becoming a named executive officer was authorized in accordance with standard employee policies.

Mr. Carlson’s salary was increased from $200,000 to $250,000 on March 16, 2017. During 2016, Mr. Carlson received a base salary of $200,000.

Mr. Lawton’s salary was increased from $165,000 to $185,000 on December 1, 2016. From the time Mr. Lawton joined the Company in September 2014 until December 1, 2016, Mr. Lawton received a base salary of $165,000.

Mr. Whitton has received a base salary of $160,000 since September 1, 2015.

Effective as of the start of 2018, executive salaries were increased as follows: Mr. Carlson’s salary was increased to $300,000, Mr. Lawton’s salary was increased to $200,000 and Mr. Whitton’s salary was increased to $175,000.

Cash Bonuses

Cash bonuses are used to compensate and align our executives toward certain financial, strategic and operational goals. The Compensation Committee approves payment of quarterly or annual cash bonuses as part of the overall compensation packages of our executive officers, and retains the authority to review and adjust the overall bonus at year-end. During the last three years, the executive cash bonuses have been based on revenue and EBITDA targets for the year, as determined by the Compensation Committee, with payments varying between annual and quarterly. For the performance during the year ended December 31, 2015, executive bonuses were paid annually during February 2016. For the performance during the year ended December 31, 2016, executive bonuses were paid quarterly following the financial reporting of each quarter. For the performance during the year ended December 31, 2017, executive bonuses were paid annually during February 2018. The following summarizes the executive cash bonus awards, separated based on both the timing of the payment and the performance year for which the bonus was earned:

		Paid in Year
		2016	2017	2018
Name	Earned For year

Richard A. Carlson	2017	$-	$-	$37,500
	2016	$26,250	$-	$-
	2015	$40,000	$-	$-
		$66,250	$-	$37,500

Edward Lawton	2017	$-	$-	$45,000
	2016	$15,750	$-	$-
	2015	$24,000	$-	$-
		$39,750	$-	$45,000

Travis Whitton	2017	$-	$-	$15,000
	2016	$5,550	$7,550	$-
	2015	$8,000	$-	$-
		$13,550	$7,550	$15,000

Stock Option Awards

Stock option awards are the primary vehicle for long-term retention of our executives. Our compensation committee believes that stock options promote, create and reward long term stockholder value creation, as well as provide a strong incentive for the executive to remain employed by the Company.

The following table shows stock option grants made to executives during 2017.

		Number		Grant Date
		of Stock	Exercise	Fair Value of
Name	Grant Date	Options (#)	Price ($)	Options ($)

Richard Carlson(1)	3/17/2017	100,000	$4.74	$233,861

Edward Lawton(2)	3/17/2017	50,000	$4.74	$116,931

Travis Whitton(2)	3/17/2017	35,000	$4.74	$81,851
___________
1.
The options expire ten years from the grant date and vest over a 4-year period, with 1/48 of the original number of options vesting every month.

2.
The options expire ten years from the grant date and vest over a 4-year period, with 25% vesting on the first anniversary of the grant date and an additional 1/48 of the original number of options vesting every month thereafter, until becoming fully vested on the fourth anniversary of the grant date.

Benefits and Other Compensation

We maintain broad-based benefits that are provided to all of our employees, including (for U.S. resources) health and dental insurance, life insurance and a retirement plan. Executives are eligible to participate in all of our employee benefit plans, in each case on the same terms as our other employees. No employee benefit plans are in place solely for the benefit of our executives.

Severance and Change in Control Benefits

Pursuant to employment agreements we have entered into with our executives and the terms of our 2010 Stock Incentive Plan, our executives are entitled to certain benefits in the event of a change in control of our Company or the termination of their employment under specified circumstances, including termination following a change in control. We believe these benefits help us compete for and retain executive talent and are generally in line with severance packages offered to executives by the companies in our peer group. We also believe that these benefits would serve to minimize the distraction caused by any change in control scenario and reduce the risk that key talent would leave the Company before any such transaction closes, which could reduce the value of the Company if such transaction failed to close.

2017 Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers that earned more than $100,000 for the fiscal years ended December 31, 2017 and 2016:

				Option	All Other
Name	Year	Salary	Bonus	Awards	Compensation	Total
		($)	($)	($)	($)	($)
			(a)	(b)	(c)

Richard Carlson	2017	$239,586	$-	$233,861	$7,188	$480,635
Chief Executive Officer and President (Principal Executive Officer), Director	2016	$200,000	$66,250	$-	$7,950	$274,200

Edward Lawton	2017	$185,000	$-	$116,931	$5,550	$307,481
Chief Financial Officer (Principal Financial Officer)	2016	$166,667	$39,750	$17,707	$6,193	$230,317

Travis Whitton (1)	2017	$160,000	$-	$81,851	$5,027	$246,878
Chief Technology Officer	2016	$160,000	$13,550	$37,911	$3,758	$215,219
_________
(a)
The amounts in this column represent the dollar value of cash bonus earned by the named executive officer during the fiscal year.
(b)
The amounts in this column represent the grant date fair values of option grants as computed based on the Black-Scholes methodology.
(c)
These amounts consist primarily of our matching contributions to each executive’s retirement savings plan account.

(1) Mr. Whitton became an executive officer of the Company on July 2, 2016.

During 2017 and 2016, we provided our U.S. employees the ability to contribute to a 401(k) retirement plan. Under the plan, eligible employees may elect to defer part of their compensation to the plan each year. The amount of compensation an employee can elect to defer is generally expressed as a percentage of the employee’s compensation up to a maximum of $18,000 for 2017 and 2016. The Company provides a matching contribution of 100% of employee deferrals up to 3% of total compensation. We have no other annuity, pension, retirement or similar benefit plans in place on behalf of our executive officers.

We grant stock awards and stock options to our executive officers based on their level of experience and contributions to our Company. The aggregate fair value of awards and options are computed in accordance with FASB ASC 718 and options are reported in the Summary Compensation Table above in columns (a). The assumptions made in the computation may be found in Note 15: Stock-Based Compensation to our financial statements contained in our latest Form 10-K Annual Report.

At no time during the last fiscal year was any outstanding option otherwise modified or re-priced, and there was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

The table below summarizes all of the outstanding equity awards for our named executive officers as of December 31, 2017, our latest fiscal year end:

Outstanding Equity Awards At Fiscal Year-End

	Number of
	securities
	underlying
	unexercised		Option	Option	Initial
	options(#)		exercise	expiration	vesting
Name	Exercisable	Unexercisable	price ($)	date	Date

Richard A. Carlson	18,750	81,250	$4.74	03/17/27	04/17/17 (1)
	135,417	114,583	$4.80	10/01/25	11/01/15 (1)
	45,000	15,000	$6.29	06/01/25	12/31/16 (2)

Edward Lawton	-	50,000	$4.74	03/17/27	03/17/18 (3)
	2,480	4,520	$5.15	07/12/26	07/12/17 (3)
	14,063	10,937	$4.82	09/13/25	09/13/16 (3)
	41,667	8,333	$6.29	08/14/24	08/14/15 (3)

Travis Whitton	-	35,000	$4.74	03/17/27	03/17/18 (3)
	11,459	13,541	$3.34	02/17/26	02/17/17 (3)
	18,750	6,250	$6.29	06/01/25	12/31/16 (2)
_________________________
1.
Vests monthly over four years, with 1/48 vesting each month.
2.
Vests 50% on December 31, 2016, 25% on December 31, 2017 and 25% on December 31, 2018.
3.
Vests over four years, with 25% vesting on the first anniversary and 1/48 of the grant vesting each month thereafter.

Compensation of Non-Employee Directors

Compensation for our directors is discretionary and is reviewed from time to time by our Board of Directors. Any determinations with respect to Board compensation are made by our Board of Directors. Since our second quarter of 2017, we have compensated all non-employee directors with a stipend of $7,500 per quarter ($30,000 per year), payable quarterly in stock. Prior to this, all non-employee directors with the exception of our chairman received $5,000 per quarter ($20,000 per year), payable quarterly in stock. From November 2014 until his departure in the third quarter of 2017, our former Chair of the Board of Directors received a stipend of $150,000 per year, payable quarterly in stock. Typically, newly elected non-employee directors receive 16,000 stock options upon joining the board, which vest over four years. All directors are also entitled to reimbursement for travel expenses for attending director meetings.

Set forth below is a summary of the compensation of our directors during our December 31, 2017 fiscal year.

					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Semyon Dukach (1)	-	$158,388	-	-	-	$19,498	$177,886
John L. Troost (2)	-	$26,787	-	-	-	-	$26,787
David A. Buckel (2)	-	$26,787	-	-	-	-	$26,787
Steven A. Huey (2)(3)	-	$26,787	$35,832	-	-	-	$62,619
Marietta Davis (2)(3)	-	$9,833	$33,164	-	-	-	$42,997
Roy W. Olivier (2)(3)	-	$9,833	$33,164	-	-	-	$42,997
Vadim Yasinovsky (4)	-	$14,570	-	-	-	-	$14,570

1.
Mr. Dukach was Chair of the Board of Directors until July 28, 2017. For his service, Mr. Dukach received a $150,000 per year stipend, payable quarterly in stock. During 2017, Mr. Dukach received 34,719 shares of fully-vested Company stock related to this stipend. The quarterly stock stipend was issued in arrears shortly after quarter end, and the amount above represents the values on the date of issuance related to his service from our fourth quarter of 2016 to our third quarter of 2017. Mr. Dukach’s other compensation relates to participation in our Company’s health plan.
2.
During 2017, SharpSpring’s non-employee directors received a quarterly stipend, payable in stock issued in arrears. The stipend paid in the first and second quarters of 2017 (for services in the fourth quarter of 2016 and the first quarter of 2017, respectively) was $5,000. The stipend paid in the third and fourth quarters of 2017 (for services in the second and third quarters of 2017, respectively) was $7,500. Quarterly stock stipends are issued shortly after quarter end, and the amount above represents the values on the dates of issuance.
3.
Ms. Davis and Mr. Olivier joined the Board of Directors on July 1, 2017. Each received an option grant during 2017 of 16,000 options, vesting over four years, with 25% vesting on the first anniversary and 1/48 of the grant vesting each month thereafter.
4.
Mr. Huey joined the Board of Directors on December 19, 2016. During March 2017, Mr. received an option grant of 16,000 options, vesting over four years, with 1/48 of the grant vesting each month.
5.
Mr. Yasinovsky ceased being a director on June 1, 2017.

The aggregate fair value of option awards are computed in accordance with FASB ASC 718. The assumptions made in the computation may be found in Note 15: Stock-Based Compensation to our financial statements contained in our latest Form 10-K Annual Report.

Compensation Policies and Practices as They Relate to Our Risk Management

Our compensation program for employees does not create incentives for excessive risk taking by our employees or involve risks that are reasonably likely to have a material adverse effect on us. Our compensation has the following risk-limiting characteristics:

●
Our base pay consists of competitive salary rates that represent a reasonable portion of total compensation and provide a reliable level of income on a regular basis, which decreases incentive on the part of our executives to take unnecessary or imprudent risks;
●
Option awards are not tied to formulas that could focus executives on specific short-term outcomes; and
●
Option awards, generally, have multi-year vesting which aligns the long-term interests of our executives with those of our shareholders and, again, discourages the taking of short-term risk at the expense of long-term performance.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 27, 2018, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of (i) each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock; and (ii) each of our officers and directors, and officers and directors as a group:

Security Ownership of Certain Beneficial Owners and Management

			Options
			Included in Shares
Name and Address	Shares Beneficially Owned		Beneficially Owned
of Beneficial Owner (1)(2)	Number	Percent (3)	Number(4)
5% Stockholders(5)
Richard H. Witmer, Jr.	728,881	8.63%	-
16 Fort Hills Lane, Greenwich, CT 06831
Inlight Wealth Management, LLC	651,585	7.71%	-
1175 Peachtree Street NE, 100 Colony Square, Suite 760, Atlanta, GA 30361
Greenhaven Road Capital Fund 1	541,550	6.41%	-
c/o Royce & Associates LLC, 8 Sound Shore Drive, Suite 190, Greenwich, CT 06830
AWM Investment Company, Inc.	530,734	6.28%	-
c/o Special Situations Funds, 527 Madison Avenue, Suite 2600, New York, NY
Evercel Holdings, LLC	519,000	6.14%	-
228 Park Avenue South; Suite 90959, New York, NY 10003

Directors and Executive Officers (6)
Daniel C. Allen, Director (7)	1,585,667	16.67%	-
Richard A. Carlson, Chief Executive Officer and President, Director	791,079	9.09%	251,251
Travis Whitton, Chief Technology Officer	250,732	2.95%	44,272
Edward Lawton, Chief Financial Officer	91,585	1.07%	84,085
John L. Troost, Director (8)	37,359	*	16,000
David A. Buckel, Director	34,566	*	16,000
Steven A. Huey, Director	14,090	*	5,000
Marietta Davis, Director	5,359	*	-
Roy W. Olivier, Director	5,359	*	-
All executive officers and directors as a group (9 persons)	2,815,796	28.36%	416,608
———————
*
Represents less than 1% of the outstanding shares of common stock.

(1)
To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days from April 27, 2018.
(2)
Unless otherwise noted, in care of SharpSpring, Inc., 550 SW 2nd Avenue, Gainesville, FL 32601.
(3)
Based on 8,446,740 shares of common stock outstanding on April 27, 2018. Does not include shares underlying: (i) options to purchase shares of our common stock under our 2010 Employee Stock Plan, (ii) outstanding warrants to purchase shares of our common stock, or (iii) shares issuable upon conversion of convertible notes.
(4)
Represents options exercisable within 60 days from April 27, 2018.
(5)
Based solely upon a review of Schedule 13G filings with the SEC.
(6)
If a person listed on this table has the right to obtain additional shares of common stock within 60 days from April 27, 2018, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.
(7)
Consists of (i) 519,000 shares of common stock held directly by Evercel Holdings LLC, a subsidiary of Evercel, Inc. and (ii) 1,066,667 shares of common stock issuable upon conversion of a convertible note held directly by SHSP Holdings, LLC that is convertible within 60 days from April 27, 2018. Mr. Allen is the founder and manager of Corona Park Investment Partners, LLC (“CPIP”). CPIP is a member of Evercel Holdings LLC and is a member and sole manager of SHSP Holdings, LLC. Evercel, Inc. is a member and the manager of Evercel Holdings LLC and is a member of SHSP Holdings.
(8)
Includes 1,600 shares held by Mr. Troost’s wife, for which Mr. Troost disclaims beneficial ownership.

We are not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2017.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,069,330	$5.11	523,236
Equity compensation plans not approved by security holders (2)	80,000	$7.81	-
Total	1,149,330	$5.30	523,236

(1)
Reflects our 2010 Employee Stock Plan, as amended for the benefit of our directors, officers, employees and consultants. We currently have reserved 1,950,000 shares of common stock for such persons pursuant to that plan.

(2)	Comprised of common stock purchase warrants we issued for services.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On August 15, 2014, the Company acquired substantially all the assets and assumed the liabilities of RTCW, LLC (f/k/a SharpSpring LLC), a Delaware limited liability company. The consideration for the transaction, as amended, consisted of a closing cash payment of $5 million in August 2014 and earn out consideration of (i) $2 million in cash and $3 million in Company common stock paid in May 2015, (ii) $1 million in cash paid in April 2016, and (iii) $4 million in Company common stock paid in May 2016. Mr. Richard A. Carlson, our Chief Executive Officer and President and a director, served throughout this time as RCTW’s president, and held a 33.8% ownership stake in RCTW, and Mr. Travis Whitton, our Chief Technology Officer, held a 13.0% ownership stake in RCTW. Mr. Steven A. Huey, one of our directors, held a 5.7% ownership stake in RCTW. Each of Mr. Carlson, Mr. Whitton and Mr. Huey were entitled to that proportionate amount of the earn-out consideration paid in connection with our Company’s acquisition of the RCTW assets. At no time prior to August 15, 2014, was Mr. Carlson, Mr. Whitton or Mr. Huey a “related person” as defined in Item 404 of Regulation S-K.

James Morgan, Richard Carlson’s brother-in-law, serves as our Vice President of Sales. During 2017 and 2016, Mr. Morgan’s total compensation, including base salary, commissions, bonus and equity compensation approximated $158,000 and $219,000, respectively. Mr. Morgan’s 2016 compensation included a one-time $78,000 payment related to the RCTW earn out that was required to be treated as compensation expense. Mr. Morgan’s compensation package is highly variable based on new sales and is comparable to industry standards. Mr. Morgan also participates in standard Company employment benefits that are available all Company employees.

On March 28, 2018, the Company entered into a convertible note purchase agreement (the “Note Purchase Agreement”) with SHSP Holdings, LLC (“SHSP Holdings”), pursuant to which the Company issued to SHSP Holdings an unsecured 5% convertible promissory note in the aggregate principal amount of $8,000,000 (the “Note”). As of the date of the report on Form 10-K/A, no principal or interest has been paid to SHSP Holdings, and approximately $36,200 in interest has accrued on the Note. Simultaneously with the execution of the Note Purchase Agreement and the issuance of the Note, the Company entered into the Investors’ Rights Agreement (the “Investors’ Rights Agreement”) by and among the Company, SHSP Holdings, Richard Carlson, the Company’s CEO, and Travis Whitton, the Company’s CTO. Under the Investors’ Rights Agreement, among other things, SHSP Holdings will have the right to designate one person for election to the Company’s Board of Directors for as long as SHSP Holdings continues to hold any of the Notes, and the Company agreed to use its reasonable best efforts to cause such person to be elected to the Board of Directors at each annual meeting of the Company’s stockholders. SHSP Holdings designated Daniel C. Allen, an affiliate of SHSP Holdings, who was appointed to our Board of Directors on April 3, 2018. Mr. Allen is the founder and manager of Corona Park Investment Partners, LLC (“CPIP”). CPIP is a member of Evercel Holdings LLC and is a member and sole manager of SHSP Holdings. Evercel, Inc. is a member and the manager of Evercel Holdings LLC and is a member of SHSP Holdings. Additionally, under the Investor Rights Agreement, SHSP Holdings has customary demand and piggyback registration rights with respect to the shares of common stock issued or issuable upon conversion of the Note and, under specified conditions, held by members of SHSP Holdings.

Policies and Procedures for Related-Party Transactions

Our Audit Committee considers and approves or disapproves any related person transaction as required by NASDAQ regulations.

Director Independence Standards

Applicable NASDAQ rules require a majority of a listed company’s board of directors to be comprised of independent directors. In addition, the NASDAQ rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. Under applicable NASDAQ rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries.

Director Independence

In April 2018, our Board of Directors undertook a review of the composition of our Board of Directors and its committees and the independence of each of our present directors and each director standing for reelection. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that each of David A. Buckel, Steven A. Huey, Marietta Davis, Daniel C. Allen, John L. Troost and Roy W. Olivier are “independent directors” as defined under applicable NASDAQ Stock Market Rules and Exchange Act Rules. In making such determination, our Board of Directors considered the relationships that each such non-employee director has with our Company and all other facts and circumstances that our Board of Directors deemed relevant in determining his independence, including the beneficial ownership of our capital stock by each non-employee director. The one member of our Board of Directors who is not an “independent director” is Richard Carlson as a result of his executive officer status with our Company.

There are no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2017 and December 31, 2016 by the Company’s independent registered public accounting firms. The aggregate fees billed for the fiscal year ended December 31, 2017 were from Cherry Bekaert LLP and the aggregate fees billed for the fiscal year ended December 31, 2016 were from both Cherry Bekaert and McConnell & Jones, LLP.

	2017	2016

Audit Fees	$162,447	$232,797
Audit-Related Fees	9,200	11,924
Tax Fees	—	—
All Other Fees	—	—
Total	$171,647	$244,721

Audit Fees are the fees billed during the years ended December 31, 2017 and December 31, 2016 for professional services rendered by our independent auditors for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the audit firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are the aggregate fees billed during the years ended December 31, 2017 and December 31, 2016 for assurance and related services rendered by our independent auditors that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

Tax Fees are the fees billed during the years ended December 31, 2017 and December 31, 2016 for tax compliance rendered by our independent auditors.

All Other Fees are the aggregate fees billed for products and services provided during the years ended December 31, 2017 and December 31, 2016 rendered by our independent auditors, other than the services reported in the above categories.

Audit Committee Pre-Approval Policies.

The Company’s audit committee currently does not have any pre-approval policies or procedures concerning services performed by rendered by our independent auditors. However, all the services performed by rendered by the independent auditors that are described above were pre-approved by the Company’s audit committee.

None of the hours expended on rendered by our independent auditor’s engagement to audit the Company’s financial statements for the years ended December 31, 2017 and December 31, 2016 were attributed to work performed by persons other than rendered by the independent auditor’s full-time, permanent employees.

PART IV

ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

3. Exhibits

The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2018.

SharpSpring, Inc.

By:	/s/ Richard A. Carlson
Richard A. Carlson
Chief Executive Officer and President (Principal Executive Officer)

INDEX TO EXHIBITS

Exhibit Number	Title of Document	Location

3.1	Certificate of Incorporation	Incorporated by reference to our Form S-1 filed on December 2, 2010
3.2	Amendment to Certificate of Incorporation	Incorporated by reference to our Form 8-K filed on December 17, 2013
3.3	Amendment to Certificate of Incorporation	Incorporated by reference to our Form 8-K filed December 1, 2015
3.4	Bylaws	Incorporated by reference to our Form S-1 filed on December 2, 2010
4.1	Form of Convertible Promissory Note, Attached as Exhibit A to Convertible Note Purchase Agreement among SharpSpring, Inc. and SHSP Holdings, LLC dated March 28, 2018	Incorporated by reference to our Form 8-K filed March 28, 2018
4.2	Form of Investors Rights Agreement by and among SharpSpring, Inc., SHSP Holdings, LLC et al. dated March 28, 2018	Incorporated by reference to our Form 8-K filed March 28, 2018
4.3	Form of Subordination Agreement by and between SHSP Holdings, LLC and Western Alliance Bank dated March 28, 2018	Incorporated by reference to our Form 8-K filed March 28, 2018
10.1	Extension Agreement dated March 15, 2016, by and between the Company and RCTW, LLC.	Incorporated by reference to our Form 8-K filed on March 17, 2016
10.2	Asset Purchase Agreement dated August 12, 2014, by and between the Company and RCTW, LLC	Incorporated by reference to our Form 8-K filed on August 15, 2014
10.3	Loan Agreement dated March 21, 2016, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to our Form 8-K filed on March 22, 2016
10.4	Intellectual Property Security Agreement dated March 21, 2016, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to our Form 8-K filed on March 22, 2016
10.5	Loan and Security Modification Agreement dated June 24, 2016, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to our Form 8-K filed on June 28, 2016
10.6	Loan and Security Modification Agreement dated October 25, 2017, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to our Form 8-K filed on October 30, 2017
10.7	Amendment to 2010 Employee Stock Plan*	Incorporated by reference to Appendix A to the Company’s Definitive Schedule 14A filed on May 1, 2017
10.8	2010 Employee Stock Plan*	Incorporated by reference to Form S-1 filed on December 2, 2010
10.9	Asset Purchase Agreement dated June 27, 2016, by and between SharpSpring, Inc. and The Electric Mail Company	Incorporated by reference to our Form 8-K filed June 28, 2016
10.10	2017 Executive Bonus Plan*	Incorporated by reference to the Company’s Form 8-K filed May 5, 2017
10.11	Richard Carlson Employee Agreement Amendment dated February 8, 2018*	Incorporated by reference to the Company’s Form 8-K filed on February 12, 2018
10.12	Richard Carlson Employee Agreement Amendment dated March 30, 2017*	Incorporated by reference to the Company’s Form 8-K filed on April 5, 2017
10.13	Richard Carlson Employee Agreement dated September 13, 2015*	Incorporated by reference to our Form 8-K filed on September 14, 2015
10.14	Travis Whitton Employee Agreement Amendment dated February 8, 2018*	Incorporated by reference to the Company’s Form 8-K filed on February 12, 2018
10.15	Travis Whitton Employee Agreement Amendment dated July 28, 2017*	Incorporated by reference to the Company’s Form 8-K filed on February 12, 2018
10.16	Travis Whitton Employee Agreement Amendment dated June 19, 2015*	Incorporated by reference to our Form 8-K filed on July 8, 2016
10.17	Travis Whitton Employee Agreement dated August 15, 2014*	Incorporated by reference to our Form 8-K filed on July 8, 2016
10.18	Edward Lawton Employee Agreement Amendment dated February 8, 2018*	Incorporated by reference to the Company’s Form 8-K filed on February 12, 2018
10.19	Edward Lawton Employee Agreement Amendment dated July 28, 2017*	Incorporated by reference to the Company’s Form 8-K filed on August 1, 2017
10.20	Edward Lawton Employee Agreement Amendment dated June 19, 2015*	Incorporated by reference to the Company’s Form 8-K filed on June 24, 2015
10.21	Edward Lawton Employee Agreement dated August 15, 2014*	Incorporated by reference to the Company’s Form 8-K filed on August 18, 2014
10.22	Convertible Note Purchase Agreement among SharpSpring, Inc. and SHSP Holdings, LLC dated March 28, 2018	Incorporated by reference to our Form 8-K filed March 28, 2018
14.1	Code of Ethics and Business Standards	Incorporated by reference to our Form 8-K filed on January 14, 2014
21.1	Subsidiaries of the registrant	Incorporated by reference to Note 3 of the Financial Statements included in Part II – Item 7 of this Form 10-K
23.1	Consent of Independent Registered Public Accounting Firm - Cherry Bekaert LLP	Incorporated by reference to the Company’s Form 10-K filed on March 15, 2018
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to the Company’s Form 10-K filed on March 15, 2018
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to the Company’s Form 10-K filed on March 15, 2018
31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to the Company’s Form 10-K filed on March 15, 2018
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to the Company’s Form 10-K filed on March 15, 2018
101.1	XBRL	Incorporated by reference to the Company’s Form 10-K filed on March 15, 2018

 *Management contract or compensatory plan or arrangement.