Form 10-Q
period 2018-03-31
SharpSpring, Inc.
filed 2018-05-15
CIK 1506439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2018
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36280

SharpSpring, Inc.
(Exact name of registrant as specified in its charter)

Delaware	05-0502529
(State or other jurisdiction of incorporationor organization)	(I.R.S. Employer Identification No.)

550 Southwest 2nd Avenue Gainesville, FL	32601
(Address of principal executive offices)	(Zip Code)

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,446,740 shares of common stock as of May 10, 2018.

SharpSpring, Inc.

i

PART I – FINANCIAL INFORMATION
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as amended pursuant to Form 10-K/A. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Item 1.
Financial Statements.

SharpSpring, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$12,259,169	$5,399,747
Accounts receivable, net of allowance for doubtful accounts of $555,242 and $526,127 at March 31, 2018 and December 31, 2017, respectively	729,036	639,959
Income taxes receivable	2,034,668	2,132,616
Other current assets	957,354	899,127
Total current assets	15,980,227	9,071,449

Property and equipment, net	795,982	799,145
Goodwill	8,882,393	8,872,898
Other intangible assets, net	2,211,000	2,326,000
Other long-term assets	744,049	612,631
Total assets	$28,643,651	$21,682,123

Liabilities and Shareholders' Equity
Accounts payable	$1,263,329	$504,901
Accrued expenses and other current liabilities	563,870	625,680
Deferred revenue	303,004	279,818
Income taxes payable	180,024	171,384
Total current liabilities	2,310,227	1,581,783

Deferred income taxes	188,928	168,132
Convertible notes	7,862,917	-
Total liabilities	10,547,942	1,749,915
Commitments and contingencies (Note 12)

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value, Authorized shares-50,000,000; issued shares-8,466,740 at March 31, 2018 and 8,456,061 at December 31, 2017; outstanding shares-8,446,740 at March 31, 2018 and 8,436,061 at December 31, 2017	8,466	8,456
Additional paid in capital	28,608,357	28,362,397
Accumulated other comprehensive loss	(511,289)	(480,762)
Accumulated deficit	(9,925,825)	(7,873,883)
Treasury stock	(84,000)	(84,000)
Total shareholders' equity	18,095,709	19,932,208

Total liabilities and shareholders' equity	$28,643,651	$21,682,123
See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2018	2017
Revenue	$4,184,663	$3,023,433

Cost of services	1,400,297	1,271,321
Gross profit	2,784,366	1,752,112

Operating expenses:
Sales and marketing	2,371,030	1,549,522
Research and development	950,675	659,731
General and administrative	1,426,234	1,356,198
Intangible asset amortization	115,000	131,523

Total operating expenses	4,862,939	3,696,974

Operating loss	(2,078,573)	(1,944,862)
Other income (expense), net	68,628	66,844

Loss before income taxes	(2,009,945)	(1,878,018)
Provision (benefit) for income tax	41,997	(498,746)
Net loss	$(2,051,942)	$(1,379,272)

Basic net loss per share	$(0.24)	$(0.16)
Diluted net loss per share	$(0.24)	$(0.16)

Shares used in computing basic net (loss) income per share	8,443,455	8,369,249
Shares used in computing diluted net (loss) income per share	8,443,455	8,369,249

Other comprehensive income (loss):
Foreign currency translation adjustment	(30,527)	(9,393)
Comprehensive loss	$(2,082,469)	$(1,388,665)

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,051,942)	$(1,379,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	190,983	196,606
Non-cash stock compensation	237,415	184,346
Deferred income taxes	20,796	(29,558)
Non-cash interest expense	4,301	-
Amortization of debt issuance costs	274	-
Unearned foreign currency gain/loss	(49,397)	(33,865)
Changes in operating assets and liabilities:
Accounts receivable	(84,896)	214,873
Other assets	(32,991)	(40,440)
Income taxes, net	104,070	(75,294)
Accounts payable	751,502	155,471
Accrued expenses and other current liabilities	(61,837)	(41,091)
Deferred revenue	20,623	(339)
Net cash used in operating activities	(951,099)	(848,563)

Cash flows from investing activities:
Purchases of property and equipment	(72,820)	(83,787)
Acquisitions of customer assets from resellers	-	(3,116)
Net cash used in investing activities	(72,820)	(86,903)

Cash flows from financing activities:
Proceeds from issuance of convertible note	8,000,000	-
Debt issuance costs	(141,657)	-
Proceeds from exercise of stock options	8,555	-
Net cash provided by financing activities	7,866,898	-

Effect of exchange rate on cash	16,443	13,011

Change in cash and cash equivalents	6,859,422	(922,455)

Cash and cash equivalents, beginning of period	5,399,747	8,651,374

Cash and cash equivalents, end of period	$12,259,169	$7,728,919

Supplemental information on consolidated statements of cash flows:
Cash paid (received) for income taxes	$(82,869)	$54,582

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

Note 2: Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Our Consolidated Financial Statements include the accounts of SharpSpring, Inc. and our subsidiaries (“the Company”). Our Consolidated Financial Statements reflect the elimination of all significant inter-company accounts and transactions. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2018.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, deposits, embedded derivatives (associated with our convertible notes) and accounts payable. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items. The fair value of the embedded derivatives is calculated using Level 3 unobservable inputs. The value of the embedded derivatives is calculated using a binomial lattice model.

The following table presents the key inputs in the determination of the fair value of the embedded derivatives at March 31, 2018:

Valuation Date
March 31,
2018
Total value of embedded derivative asset	$185,870
Starting Stock Price	$5.52
Expected Annual Volatility	50.00%
Risk Free Rate	2.59%
Expected annual dividend yield	0.00%
Recovery rate	30.00%
Bond Yield	15.99%

Accounts Receivable

In cases where our customers pay for services in arrears, we accrue for revenue in advance of billings as long as the criteria for revenue recognition is met, thus creating a contract asset. A portion of our accounts receivable balance is therefore unbilled at each balance sheet date. The net billed accounts receivable balance as of March 31, 2018 and December 31, 2017 was $102,403 and $89,210, respectively. Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection.  Management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. The Company reserves for receivables that are determined to be uncollectible, if any, in its allowance for doubtful accounts. The Company had an allowance for doubtful accounts of $555,242 and $526,127 as of March 31, 2018 and December 31, 2017, respectively. After the Company has exhausted all collection efforts, the outstanding receivable is written off against the allowance.

Intangibles

Finite-lived intangible assets include trade names, developed technologies and customer relationships and are amortized based on the estimated economic benefit over their estimated useful lives, with original periods ranging from 5 to 11 years. We continually evaluate the reasonableness of the useful lives of these assets. Finite-lived intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. Impairment losses are measured as the amount by which the carrying value of an asset group exceeds its fair value and are recognized in operating results. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an asset group. The dynamic economic environment in which the Company operates, and the resulting assumptions used to estimate future cash flows impact the outcome of these impairment tests.

Goodwill and Impairment

As of March 31, 2018, and December 31, 2017, we had recorded goodwill of $8,882,393 and $8,872,898, respectively. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the SharpSpring and GraphicMail acquisitions. Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350, “Intangibles - Goodwill and Other” deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-10, and written down when impaired.

Debt Issuance Costs

We incurred certain third-party costs in connection with our credit facility and the issuance of the 5% Convertible Notes maturing March 27, 2023 (the “Notes”), as more fully described in Note 5: Convertible Notes, principally related to legal and financial advisory fees. These costs are included as a direct reduction to the carrying value of the debt as part of the Notes on our consolidated balance sheets and are being amortized to interest expense ratably over the five-year term of the Notes.

Estimated amortization expense of debt issuance costs for the remainder of 2018 and subsequent years is as follows:

Remainder of 2018	$19,077
2019	26,455
2020	27,855
2021	29,322
2022	30,862
2023	7,813
Total	$141,384

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

In determining the provision for income taxes, the Company uses statutory tax rates and tax planning opportunities available to the Company in the jurisdictions in which it operates. This includes recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns to the extent pervasive evidence exists that they will be realized in future periods. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which are expected to be in effect in the years in which the temporary differences are expected to reverse. In accordance with the Company’s income tax policy, significant or unusual items are separately recognized in the period in which they occur. The Company is subject to routine examination by domestic and foreign tax authorities and frequently faces challenges regarding the amount of taxes due.  These challenges include positions taken by the Company related to the timing, nature and amount of deductions and the allocation of income among various tax jurisdictions. As of March 31, 2018, the Company is not being examined by domestic or foreign tax authorities.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred. Depreciation expense from continuing operations related to property and equipment was $75,983 and $65,083 for the three months ended March 31, 2018 and 2017, respectively.

Property and equipment as of March 31, 2018 and December 31, 2017 is as follows:

	March 31,	December 31,
	2018	2017
Property and equipment, net:
Leasehold improvements	$128,122	$128,122
Furniture and fixtures	374,014	355,033
Computer equipment and software	830,164	776,201
Construction in progress	-	-
Total	1,332,300	1,259,356
Less: Accumulated depreciation and amortization	(536,318)	(460,211)
	$795,982	$799,145

Useful lives are as follows:

Leasehold improvements	3-5 years
Furniture and fixtures	3-5 years
Computing equipment	3 years
Software	3-5 years

Revenue Recognition

The Company recognizes revenue from its services when it is probable that the economic benefits associated with the transactions will flow to the Company and the amount of revenue can be measured reliably. All significant sources of revenue are the result of a contract with a customer, and as such meet all of the requirements of recognizing revenue in accordance with FASB ASC 606. For the periods ended March 31, 2018 and March 31, 2017 revenue from contracts with customers was $4.2 million and $3.0 million respectively.

For the Company’s internet-based SharpSpring marketing automation solution, the services are typically offered on a month-to-month basis with a fixed fee charged in arrears each month depending on the size of the engagement with the customer. Monthly fees are recorded as revenue during the month they are earned. Some customers are charged annually, for which revenues are deferred and recorded ratably over the subscription period. The Company also charges transactional-based fees if monthly volume limitations are reached or other chargeable activity occurs. Additionally, customers are typically charged an upfront implementation and training fee. The upfront implementation and training fees represent short-term “use it or lose it” services offered for a flat fee. Such flat fees are recognized over the service period, which is 60 days.

For the SharpSpring Mail+ product, the services are typically offered on a month-to-month basis. Customers are either charged in arrears based on the number of contacts in the system during the billing period or in advance if the customer selects a plan based on e-mail volume. The Company also charges transactional-based fees if monthly volume limitations are reached or other chargeable activity occurs.

Our products are billed in arrears or upfront, depending on the product, which creates contract assets (accrued revenue) and contract liabilities (deferred revenue). Contract assets occur due to unbilled charges that the Company has satisfied performance obligations for. Contract liabilities occur due to billing up front for charges that the Company has not yet fully satisfied performance obligations on. Both contract assets and liabilities are recognized and deferred ratably over their service periods.

The company makes judgements when determining revenue recognition. Because many of our contracts are billed in arrears, estimates are made for the transaction price and amounts allocated to each accounting period related to the performance obligations of each contract. There have been no changes to the methodology used in these judgements and estimates for determining revenues. Some of the estimates used when determining revenue recognition relate to variable customer consideration that changes from month to month. The Company uses the most likely amount method to determine the estimated variable consideration, relying on historical consideration received, customer status and projected usage to determine the most likely consideration amount. The amount of variable consideration recognized is constrained and is only included in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur.

The performance obligations are measured using the output method to recognize revenue based on direct measurements of the value to the customer of the services transferred to date. Most of the Company’s contracts are satisfied over time, and as each contract has a predefined service period, this allows for a reliable way to measure performance obligations remaining and completed. The Company does have some contracts that are satisfied at a point in time upon delivery of services. The criteria for the completion of these contracts is defined in each contract with a customer so that there is no judgment required in evaluating when the service is delivered to the customer. Any discount given is allocated to the performance obligation and is treated as reduction to the transaction price. Due to the month to month nature of the Company’s contracts with customers, no financing or time value of money component exists related to the contracts. Due to the month to month nature of the Company’s contracts with customers, we have elected to utilize the optional exemption from ASC 606-10-50-14 through 50-14A for disclosing the remaining performance obligations. The remaining performance obligations as of the balance sheet date consist of trainings and availability and use of the SharpSpring platform over the remainder of the contract, which is typically less than 30 days.

From time to time, the Company offers refunds to customers and experiences credit card chargebacks relating to cardholder disputes that are commonly experienced by businesses that accept credit cards. The Company makes estimates for refunds and credit card chargebacks based on historical experience.

Deferred Revenue

Deferred revenue consists of payments received in advance of the Company’s providing the services. Deferred revenue is earned over the service period identified in each contract. The majority of our deferred revenue balances (contract liabilities) arise from upfront implementation and training fees for its SharpSpring marketing automation solution that are paid in advance. These services are typically performed over a 60-day period, and the revenue is recognized over that period. Additionally, some of the Company’s customers pay for services in advance on a periodic basis (such as monthly, quarterly, annually or bi-annually). In situations where a customer pays in advance for a one-year service period, the deferred revenue is recognized over that service period. Of the deferred revenue balances of $279,818 and $280,159 as of December 31, 2017 and 2016, respectively, $193,721 and $200,489 was recognized during the three months ending March 31, 2018 and 2017, respectively. The Company had deferred revenue contract liability balances of $303,004 and $279,818 as of March 31, 2018 and December 31, 2017, respectively.

Accrued Revenue

In cases where our customers pay for services in arrears, we accrue for revenue in advance of billings as long as the criteria for revenue recognition is met, thus creating a contract asset. A portion of our accounts receivable balance is therefore unbilled at each balance sheet date. Of the accrued revenue contract asset balances of $550,749 and $456,129 as of December 31, 2017 and 2016, respectively, $550,749 and $456,129 was billed during the three months ending March 31, 2018 and 2017, respectively. The Company had accrued revenue contract asset balances of $626,633 and $550,749 as of March 31, 2018 and December 31, 2017, respectively.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents. At March 31, 2018 and December 31, 2017, the Company had cash balances at financial institutions that exceed federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the three months ended March 31, 2018 and 2017, there were no customers that accounted for more than 10% of total revenue or 10% of total accounts receivable.

Cost of Services

Cost of services consists primarily of direct labor costs associated with support and customer onboarding and technology hosting and license costs associated with the cloud-based platform.

Credit Card Processing Fees

Credit card processing fees are included as a component of general and administrative expenses and are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising and marketing expenses from continuing operations was $1,434,525 and $545,775 for the three months ended March 31, 2018 and 2017, respectively.

Research and Development Costs and Capitalized Software Costs

We capitalize certain costs associated with internal use software during the application development stage, mostly related to software that we use in providing our hosted solutions. We expense costs associated with preliminary project phase activities, training, maintenance and any post-implementation period costs as incurred. For the three months ended March 31, 2018 and 2017, we capitalized $27,236 and $16,546, respectively, in software development costs. We amortize capitalized software costs over the estimated useful life of the software, which is typically estimated to be 3 years, once the related project has been completed and deployed for customer use. At March 31, 2018 and December 31, 2017, the net carrying value of capitalized software was $100,293 and $90,437, respectively.

All other software development costs are charged to expenses when incurred, and generally consist of salaries, software development tools and personnel-related costs for those engaged in research and development activities.

Capitalized Cost of Obtaining a Contract

The Company capitalizes sales commission costs which are incremental to obtaining a contract. We expense costs that are related to obtaining a contract, but are not incremental such as other sales and marketing costs and other costs that would be incurred regardless of if the contract was obtained. Capitalized costs are amortized using the straight line amortization over the estimated weighted average life of the customer, which we have estimated to be 3 years. At March 31, 2018 the net carrying value of the capitalized cost of obtaining a contract was $1,209,000, of which $646,000 is included in other current assets and $563,000 is included in other long-term assets. At December 31, 2017, the net carrying value of the capitalized cost of obtaining a contract was $1,219,000, of which  $631,000 is included in other current assets and $588,000 is included in other long-term assets. The Company amortized expenses for the costs of obtaining contracts of $178,000 and $112,000 for the three months ended March 31, 2018 and 2017, respectively. Such capitalized cost adjustments have been retroactively applied to prior periods.

Stock Compensation

We account for stock-based compensation in accordance with FASB ASC 718 “Compensation — Stock Compensation” which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period.

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

In May 2014, the FASB issued updated guidance and disclosure requirements for recognizing revenue from contracts with customers. This new revenue recognition standard became effective for the Company on January 1, 2018. In addition to providing guidance on when and how revenue is recognized, the new standard also provides guidance on accounting for costs of obtaining contracts primarily related to aligning the expense with the period in which the value is recognized. As a result of this new standard, the Company was required to capitalize certain costs related to obtaining contracts associated with commissions expense paid to salespeople. The Company is using the retrospective transition method to adjust each prior reporting period presented for this new method of accounting for costs associated with obtaining contracts. The following tables present our results under our historical method and as adjusted to reflect these accounting changes.

	Historical Accounting Method	Effect of Adoption of New ASU	As Adjusted
Three Months Ended March 31, 2018
Sales and Marketing Expense	2,360,953	10,077	2,371,030
Total operating expense	4,852,862	10,077	4,862,939
Operating loss	(2,068,496)	(10,077)	(2,078,573)
Loss before income taxes	(1,999,868)	(10,077)	(2,009,945)
Provision (benefit) for income tax	41,781	216	41,997
Net loss	(2,041,649)	(10,293)	(2,051,942)
Basic net loss per share	(0.24)	-	(0.24)
Diluted net loss per share	(0.24)	-	(0.24)

Balance, March 31, 2018
Other current assets	311,777	645,577	957,354
Other long-term assets	210,869	563,180	744,049
Total assets	27,434,894	1,208,757	28,643,651
Accumulated deficit	(11,134,582)	1,208,757	(9,925,825)

	Historical Accounting Method	Effect of Adoption of New ASU	As Adjusted
Three Months Ended March 31, 2017
Sales and Marketing Expense	1,645,870	(96,348)	1,549,522
Total operating expense	3,793,322	(96,348)	3,696,974
Operating loss	(2,041,210)	96,348	(1,944,862)
Loss before income taxes	(1,974,366)	96,348	(1,878,018)
Provision (benefit) for income tax	(499,693)	947	(498,746)
Net loss	(1,474,673)	95,401	(1,379,272)
Basic net loss per share	(0.18)	0.02	(0.16)
Diluted net loss per share	(0.18)	0.02	(0.16)

Balance, December 31, 2017
Other current assets	267,924	631,203	899,127
Other long-term assets	25,000	587,631	612,631
Total assets	20,463,289	1,218,834	21,682,123
Accumulated deficit	(9,092,717)	1,218,834	(7,873,883)

Note 3: Goodwill and Other Intangible Assets

Intangible assets are as follows:
	As of March 31, 2018
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$355,179	$(327,425)	$27,754
Technology	3,898,193	(2,531,693)	1,366,500
Customer relationships	4,235,583	(3,418,837)	816,746
Unamortized intangible assets:	8,488,955	(6,277,955)	2,211,000
Goodwill			8,882,393
Total intangible assets			$11,093,393

Estimated amortization expense for the remainder of 2018 and subsequent years is as follows:

Remainder of 2018	$345,000
2019	381,000
2020	332,000
2021	280,000
2022	228,000
2023	180,000
Thereafter	465,000
Total	$2,211,000

Amortization expense for the three months ended March 31, 2018 and 2017 was $115,000 and $131,523, respectively.

Note 4: Credit Facility

In March 2016, the Company entered into a $2.5 million revolving loan agreement (the “Credit Facility”) with Western Alliance Bank. The facility originally matured on March 21, 2018 and was amended to mature on March 31, 2020. There are no mandatory amortization provisions and the Credit Facility is payable in full at maturity. Loan proceeds accrue interest at the higher of Western Alliance Bank’s Prime interest rate (4.75% as of March 31, 2018) or 4.75%, plus 1.75%. The Credit Facility is collateralized by a lien on substantially all of the existing and future assets of the Company and secured by a pledge of 100% of the capital stock of SharpSpring Technologies, Inc. and Quattro Hosting, LLC and a 65% pledge of the Company’s foreign subsidiaries’ stock. The Credit Facility subjects the Company to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions. The Credit Facility also restricts our ability to pay cash dividends on our common stock. There are no amounts outstanding under the Credit Facility and no events of default occurred.

Note 5: Convertible Notes

On March 28, 2018, we issued $8.0 million aggregate principal amount of convertible notes (the “Notes”). Interest accrues at a rate of 5.0% per year and is “payable in kind” annually in the form of the issuance of additional notes (“PIK Notes”). The principal amount of the Note and the PIK Notes are due and payable in full on the fifth anniversary of the date of the Notes. The Company shall have the right to extend the maturity date for up to six months on up to three separate occasions, with interest accruing at a rate of 10% during any such extension periods. The Notes are convertible into shares of the Company’s common stock at any time by the holder at a fixed conversion price of $7.50 per share, subject to customary adjustments for specified corporate events. Additionally, if the Notes and PIK Notes are not converted into common stock by the holder, at the maturity date, the Company may elect to convert all outstanding Notes and PIK Notes into shares of the Company’s common stock at a conversion price equal to 80% of the volume weighted average closing price of the Company’s common stock for the 30 trading days prior to an including the maturity date. We received net proceeds from the offering of approximately $7.9 million after adjusting for debt issue costs, including financial advisory and legal fees.

The Notes are unsecured obligations and are subordinate in right of payment to the credit facility discussed above. So long as any Notes are outstanding, except as the investor may otherwise agree in writing, the Company shall at no time (i) have outstanding senior indebtedness in an aggregate amount exceeding 18.6% of the Company’s trailing twelve-month revenue, (ii) incur any indebtedness that is both junior in right of payment to the obligations of the Company to its senior secured lender and senior to the Company’s obligations under the Notes or (iii) enter into any agreement with any lender or other third party that would (A) prohibit the Company from issuing PIK Notes at any time or under any circumstances or (B) prohibit the conversion of the Notes in accordance with their terms at any time or under any circumstances. Prior to this offering, the Company had no outstanding indebtedness for borrowed money. Conversion by the holder may be subject to stockholder vote pursuant to NASDAQ stock market rules, which the Company has agreed to solicit at the upcoming annual shareholder meeting. If shareholder approval is not obtained at the upcoming shareholder meeting, the Company is required to continue to solicit shareholder approval on a quarterly basis until shareholder approval is obtained or assist the holder of the Notes in selling shares of Company stock so that conversion of the Notes will not violate NASDAQ regulations. The holder of the Notes must notify the Company at least 120 days prior to the maturity of the Notes of its election to convert the Notes.

The convertible note agreement contains customary events of default with respect to the Notes and provides that upon certain events of default occurring and continuing, the investor, by written notice to the Company may declare the entire outstanding principal amount of this Note and all accrued but unpaid interest to be immediately due and payable. During the continuance of an event of default, the investor shall have recourse to any and all remedies available to under applicable law. The Notes were recorded upon issuance at amortized cost in accordance with applicable accounting guidance. As there is no difference in the amount recorded at inception and the face value of the Notes, interest expense will be accreted at the stated interest rate under the terms of the Notes. Total interest expense related to the Notes will be impacted by the amortization of the debt issuance cost using the effective interest method.

The Company would be required to accelerate and issue the PIK Notes through the maturity of the Notes if the Company elects to convert the Notes prior to maturity (which it can do upon certain conditions) or if there is a change in control. For each of these situations, the Company determined that the economic characteristics of these “make whole” features were not considered clearly and closely related to the Company’s stock. Accordingly, these embedded conversion features were bifurcated from the Notes and separately accounted for on a combined basis at fair value as a single derivative. The fair value of the derivative as of March 31, 2018 was an asset of $185,870 and is included within “Deposits and other” in the accompanying balance sheet. The derivative is being accounted for at fair value, with subsequent changes in the fair value to be reported as part of Other income (expense), net in the Consolidated Statement of Operations. The investor’s conversion option also qualifies as an embedded derivative but qualifies for a scope exception as it is considered to be clearly and closely related to the Company’s stock. Through March 31, 2018, the Company has sufficient authorized and unissued shares and could issue all shares potentially issuable related to the investor’s conversion option without further approval from shareholders. However, the Company is required to continue to evaluate the share limits each reporting period.

The net carrying amount of the Notes at March 31, 2018 was as follows:

Principal amount	$8,000,000
Accrued interest paid-in-kind	4,301
Unamortized debt issuance costs	(141,384)
Embedded conversion feature derivative	185,870
Net carrying value	$8,048,787

We incurred certain third-party costs in connection with our issuance of the Notes, principally related to financial advisory and legal fees, which are being amortized to interest expense ratably over the five-year term of the Notes. The following table sets forth total interest expense related to the Notes for the period ended March 31, 2018:

Contractual interest paid-in-kind expense (non-cash)	4,301
Amortization of debt issuance costs (non-cash)	274
Total interest expense	4,575
Effective interest rate	5.4%

Note 6: Changes in Accumulated Other Comprehensive Income (Loss)

Foreign Currency
Translation
Adjustment
Balance as of December 31, 2017	$(480,762)
Other comprehensive income (loss) prior to reclassifications	-
Amounts reclassified from accumulated other comprehensive income	-
Tax effect	-
Net current period other comprehensive loss	(30,527)
Balance as of March 31, 2018	$(511,289)

Note 7: Net Loss Per Share

Computation of net loss per share is as follows:

	Three Months Ended
	December 31,
	2018	2017
Net loss	$(2,051,942)	$(1,379,272)

Basic weighted average common shares outstanding	8,443,455	8,369,249
Add incremental shares for:
Warrants	-	-
Stock options	-	-
Diluted weighted average common shares outstanding	8,443,455	8,369,249

Net loss per share:
Basic	$(0.24)	$(0.16)
Diluted	$(0.24)	$(0.16)

For the three months ended March 31, 2018, 1,525,450 stock options and 80,000 warrants were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive. For the three months ended March 31, 2017, 1,396,788 stock options and 170,973 warrants were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive.

Note 8: Income Taxes

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

During the three months ended March 31, 2018 and 2017, the Company recorded income tax expense of $41,997 and income tax benefit of $498,746, respectively. The blended effective tax rate for the three months ending March 31, 2018 and 2017 was -2% and 26%, respectively. The effective blended tax rate varies from our statutory U.S. tax rate due to income generated in certain other jurisdictions at various tax rates.

In December 2017, the Company reasonably estimated that it will not have a transition tax related to the repatriation of foreign earnings for the impact of the U.S. Tax Cuts and Jobs Act (“Tax Act”). The Company has not yet finalized these calculations and no adjustments to the provisional amount have been made in the current period. We will finalize the provisional amounts within one year from the date of enactment.

Valuation Allowance
We record a deferred tax asset if we believe that it is more likely than not that we will realize a future tax benefit. Ultimate realization of any deferred tax asset is dependent on our ability to generate sufficient future taxable income in the appropriate tax jurisdiction before the expiration of carryforward periods, if any. Our assessment of deferred tax asset recoverability considers many different factors including historical and projected operating results, the reversal of existing deferred tax liabilities that provide a source of future taxable income, the impact of current tax planning strategies and the availability of future tax planning strategies. We establish a valuation allowance against any deferred tax asset for which we are unable to conclude that recoverability is more likely than not. This is inherently judgmental since we are required to assess many different factors and evaluate as much objective evidence as we can in reaching an overall conclusion. The particularly sensitive component of our evaluation is our projection of future operating results since this relies heavily on our estimates of future revenue and expense levels by tax jurisdiction.

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

At March 31, 2018 and December 31, 2017, we have established a valuation allowance of $3.8 million and $1.9 million, respectively, against certain deferred tax assets given the uncertainty of recoverability of these amounts.

Note 9: Defined Contribution Retirement Plan

Starting in 2016, we offered our U.S. employees the ability to participate in a 401(k) plan. Eligible U.S. employees may contribute up to 100% of their eligible compensation, subject to limitations established by the Internal Revenue Code. The Company contributes a matching contribution equal to 100% of each such participant’s contribution up to the first 3% of their annual eligible compensation. We charged $60,339 and $36,495 to expense in the three months ended March 31, 2018 and 2017, respectively, associated with our matching contribution in those periods.

Note 10:  Stock-Based Compensation

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

Option awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2018	2017

Volatility	48 – 49%	49%
Risk-free interest rate	2.34% - 2.7%	2.04% - 2.26%
Expected term	6.25 years	6.25 years

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2018 and 2017 was $2.28 and $2.42, respectively.

For grants prior to January 1, 2015, the volatility assumption was based on historical volatility of similar sized companies due to lack of historical data of the Company’s stock price. For all grants subsequent to January 1, 2015, the volatility assumption reflects the Company’s historic stock volatility for the period of February 1, 2014 forward, which is the date the Company’s stock started actively trading. The risk-free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award. The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110.

Stock option awards are expensed on a straight-line basis over the requisite service period. During the three months ended March 31, 2018 and 2017, the Company recognized expense of $193,535and $127,967, respectively, associated with stock option awards. At March 31, 2018, future stock compensation expense associated with stock options (net of estimated forfeitures) not yet recognized was $1,614,800 and will be recognized over a weighted average remaining vesting period of 3.0 years. The following summarizes stock option activity for the three months ended March 31, 2018:

		Weighted	Weighted	Aggregate
	Number of	Average	Average Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2017	1,069,330	$5.11	7.0	$36,693

Granted	465,850	4.56
Exercised	(1,724)	4.96
Forfeited	(8,006)	4.11
Outstanding at March 31, 2018	1,525,450	$4.95	8.2	$2,241,770

Exercisable at March 31, 2018	569,155	$5.39	7.0	$627,707

The total intrinsic value of stock options exercised during the three months ended March 31, 2018 was $565. There were no stock options exercised during the three months ended March 31, 2017.

Stock Awards
During the three months ended March 31, 2018 and 2017, the Company issued 8,955 and 10,884 shares, respectively, to non-employee directors as compensation for their service on the board. Such stock awards are immediately vested.

Stock awards are valued based on the closing price of our common stock on the date of grant, and compensation cost is recorded on a straight line basis over the share vesting period. The total fair value of stock awards granted, vested and expensed during the three months ended March 31, 2018 and 2017 was $43,880 and $56,379, respectively. As of March 31, 2018, there was no unrecognized compensation cost related to stock awards.

Note 11: Warrants

During 2014, the Company issued warrants to certain service providers. The following table summarizes information about the Company’s warrants at March 31, 2018:

		Weighted	Weighted
	Number of	Average	Average Remaining	Intrinsic
	Units	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2017	80,000	$7.81	2.1	$33,660

Granted	-	-
Cancelled	-	-
Outstanding at March 31, 2018	80,000	$7.81	1.8	$-

Exercisable at March 31, 2018	80,000	$7.81	1.8	$-

Note 12: Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. The Company is not currently a party to any litigation of a material nature.

Operating Leases and Service Contracts

The Company currently rents its primary office facility under a five year lease which started in September 2016. Most of its service contracts are on a month-to-month basis, however, some contracts and agreements extend out to longer periods. Future minimum lease payments and payments due under non-cancelable service contracts are as follows as of March 31, 2018:

Remainder of 2018	$375,546
2019	374,071
2020	383,967
2021	293,672
2022	-
2023	-
Thereafter	-
Total	$1,427,256

On April 18, 2018, the Company entered into a lease for the Company’s new principal office (the “2018 Lease”) to lease approximately 25,000 square feet of office space. The term of the 2018 Lease is ten years, beginning on the date on which the Company takes possession of and occupies all or any part of the premises for normal business activities. The term may be extended for an additional 5 years in incremental one-year periods, subject to certain conditions described in the 2018 Lease. Base rent for the first year of the 2018 Lease is approximately $619,000, with increases in base rent occurring every two years. In conjunction with the signing of the 2018 Lease, the Company has agreed to assign its existing lease for its current primary office space (the “Assignment”) to the landlord from the 2018 Lease. Such assignment of the current lease shall become effective one month following the commencement of the 2018 Lease. Because both the 2018 Lease and Assignment were entered into following the end of the quarter, neither are reflected in the above future minimum lease payments schedule.

Employment Agreements

The Company has employment agreements with several members of its leadership team and executive officers.

Note 13: Disaggregation of Revenue

The company operates as one reporting segment. Operating segments are defined as components of an enterprise for which separate financial information in regularly evaluated by the chief operating decision makers (“CODM”), which is the Company’s chief executive office, in deciding how to allocate resources and assess performance. The Company does not present geographical information about revenues because it is impractical to do so. Disaggregated revenue for the three months ended March 31, 2018 and 2017 are as follows:

Revenue by product:	March 31,	March 31,
	2018	2017
Marketing Automation revenue	$4,063,500	$2,845,173
Mail + revenue	121,163	178,260
Total revenue	$4,184,663	$3,023,433

Revenue by type:	March 31,	March 31,
	2018	2017
Recurring revenue	$3,846,953	$2,795,384
Upfront and other fees	337,710	228,049
Total revenue	$4,184,663	$3,023,433

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on March 15, 2018, as amended pursuant to Form 10-K/A filed with the Securities and Exchange Commission on April 30, 2018.

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

Results of Operations

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Unless otherwise noted, all figures and comparisons relate to our continuing operations.

				Percent
	Three Months Ended		Change	Change
	March 31,		from	from
	2018	2017	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$4,184,663	$3,023,433	$1,161,230	38%
Cost of Sales	1,400,297	1,271,321	128,976	10%
Gross Profit	$2,784,366	$1,752,112	$1,032,254	59%

Revenues increased for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to growth in our SharpSpring marketing automation customer base. Revenues also increased due to pricing changes implemented over the past year. Revenues for our flagship marketing automation platform increased to $4.1 million in the three months ended March 31, 2018 from $2.8 million in the three months ended March 31, 2017. This growth in revenues was slightly offset by reduced revenue from our SharpSpring Mail+ product which declined from $178,000 in the three months ended March 31, 2017 to $121,000 in the three months ended March 31, 2018.

SharpSpring revenues are broken into two categories: recurring revenues and up-front fees and other revenues. Recurring revenues account for the majority of our revenues totaling $3.9 million and $2.8 million for the three months ended March 31, 2018 and 2017, respectively. Recurring revenues are made up of the subscriptions we charge for our products as well as any transactional or volume-based charges that are incurred by customers. Recurring revenues are typically billed in arrears. Up-front fees and other revenues were approximately $338,000 and $228,000 for the three months ended March 31, 2018 and 2017, respectively. Up-front fees and other revenues consist primarily of the initial fees we charge to customers for training services performed at the onset of the relationship with SharpSpring, which are typically billed in advance. Because the majority of our revenues are recurring revenues, which fluctuate only slightly depending on the volume-based charges incurred in a given period, our revenues are generally very stable and have increased over time as we have acquired more customers.

Cost of services increased for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 primarily due to increased employee related costs associated with providing our technology platform to more customers compared to the prior period. As a percentage of revenues, cost of services was 33% and 42% of revenues for the three months ended March 31, 2018 and 2017, respectively. This represents a year-over-year improvement in gross margin due to increased revenue scale and operating leverage.

				Percent
	Three Months Ended		Change	Change
	March 31,		from	from
	2018	2017	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$2,371,030	$1,549,522	$821,508	53%
Research and development	950,675	659,731	290,944	44%
General and administrative	1,426,234	1,356,198	70,036	5%
Intangible asset amortization	115,000	131,523	(16,523)	-13%
	$4,862,939	$3,696,974	$1,165,965	32%

Sales and marketing expenses increased for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase was primarily due to an increase in marketing program spending for various lead generation activities, which increased by approximately $834,000 compared to last year.

Research and development expenses increased for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 primarily due to additional hiring of development and quality assurance staff since last year. Employee-related costs for this group increased by approximately $257,000 in the three months ended March 31, 2018 compared to the same period in 2017.

General and administrative expenses increased for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, with higher employee related costs associated with business growth. These increases were somewhat offset with lower professional fees and lower bad debt expense.

Amortization of intangible assets decreased for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due primarily to the reduction of amortization related to the GraphicMail customer relationship intangibles that were fully depreciated at the end of 2017.

				Percent
	Three Months Ended		Change	Change
	March 31,		from	from
	2018	2017	Prior Year	Prior Year
Other
Other income (expense), net	$68,628	$66,844	$1,784	3%
Provision (benefit) for income tax	$41,997	$(498,746)	$540,743	-108%

Other income (expense) is generally related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency, as well interest expense related to our convertible notes.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted into the law. The Tax Act contains broad and complex provisions including, but not limited to: (i) the reduction of corporate income tax rate from 35% to 21%, (ii) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, (iii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (iv) modifying limitation on excessive employee remuneration, (v) requiring current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, (vi) repeal of corporate alternative minimum tax (“AMT”) and changing how AMT credits can be realized, (vii) creating a new minimum tax, (viii) creating a new limitation on deductible interest expense, (ix) changing rules related to uses and limitations of net operating loss carrybacks, carryforwards and foreign tax credits created in tax years beginning after December 31, 2017, and (x) eliminating the deduction for income attributable to domestic production activities.

As required under U.S. GAAP, the effects of tax law changes are recognized in the period of enactment. Accordingly, we have recorded incremental income tax benefit in the amount of $0.1 million associated with the Tax Act during the year ended December 31, 2017.

During the three months ended March 31, 2018 our income tax provision related to state income taxes by our consolidated U.S. entities as well as taxes related to income derived in foreign jurisdictions at the applicable statutory tax rates. For the three months ended March 31, 2017, our income tax benefit related to losses incurred by our consolidated U.S. entities offset by a small amount of tax expense related to income derived in foreign jurisdictions at the applicable statutory tax rates.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of operating cash inflows from continuing operations are payments from customers for use of our marketing automation technology platform. Such payments are primarily received monthly from customers, but can sometimes be received annually in advance of providing the services, yielding a deferred revenue liability on our consolidated balance sheet. In addition, during the first quarter of 2018, the Company issued $8.0 million of convertible notes and received $7,858,343 in cash after deducting debt issuance costs. To provide additional financing flexibility, the Company also has a credit facility in place. No amounts have been borrowed under the facility to date and based on the borrowing base calculations, approximately $2.1 million was available under the facility as of March 31, 2018.

Our primary sources of cash outflows from operations include payroll and payments to vendors and third party service providers.

Analysis of Cash Flows

Net cash used in operating activities from our continuing operations increased by $102,536 to $951,099 used in operations for the three months ended March 31, 2018, compared to $848,563 used in operations for the three months ended March 31, 2017. The increase in cash used in operating activities was attributable primarily to increased operating expenses during the first three months of 2018 compared to the same period in 2017.

Net cash used in investing activities from our continuing operations was $72,820 and $86,903 during the three months ended March 31, 2018, and March 31, 2017, respectively. The reduction in cash used for investing activities is primarily related to less cash spent on the acquisition of new equipment when compared with the same period in 2017.

Net cash provided by financing activities was $7.9 million during the three months ended March 31, 2018, compared to zero net cash used in financing activities of during the three months ended March 31, 2017. The majority of the net cash provided by financing activities is related the Company’s issuance $8 million of convertible notes during the first quarter of 2018. In addition to the $8 million dollars received, the Company also incurred approximately $142,000 in debt issuance costs.

We had net working capital of approximately $13.7 million and $7.5 million as of March 31, 2018 and December 31, 2017, respectively. Our cash balance was $12.3 million at March 31, 2018 compared to $5.4 million at December 31, 2017, reflecting the net $7.9 million received from the issuance of convertible notes in March 2018, offset by cash used from operations.

Contractual Obligations

The Company currently rents its primary office facility under a five year lease which started in September 2016. Most of our service contracts are also on a month-to-month basis. However, from time to time, we enter into non-cancelable service contracts including longer-term contracts and payments for the acquisition of customer relationships from resellers. Future minimum lease payments and payments due under non-cancelable service contracts are as follows as of March 31, 2018:

Remainder of 2018	$375,546
2019	374,071
2020	383,967
2021	293,672
2022	-
2023	-
Thereafter	-
Total	$1,427,256

On April 18, 2018, the Company entered into a lease for the Company’s new principal office (the “2018 Lease”) to lease approximately 25,000 square feet of office space. The term of the 2018 Lease is ten years, beginning on the date on which the Company takes possession of and occupies all or any part of the premises for normal business activities. The term may be extended for an additional 5 years in incremental one-year periods, subject to certain conditions described in the 2018 Lease. Base rent for the first year of the 2018 Lease is approximately $619,000, with increases in base rent occurring every two years. In conjunction with the signing of the 2018 Lease, the Company has agreed to assign its existing lease for its current primary office space (the “Assignment”) to the landlord from the 2018 Lease. Such assignment of the current lease shall become effective one month following the commencement of the 2018 Lease. Because both the 2018 Lease and Assignment were entered into following the end of the quarter, neither are reflected in the above future minimum lease payments schedule.

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

Item 3.
Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2018. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of March 31, 2018 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Company Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.
Legal Proceedings.

Not applicable.

Item 1A.
Risk Factors.

The following risk factors supplement the Risk Factors described in the Company’s annual report on Form 10-K for the year ended December 31, 2017 and should be read in conjunction therewith.

Risks Related to our Convertible Notes

As described in Note 5 – Convertible Notes Part I, Item 1 of this report, on March 28, 2018, the Company issued $8.0 million aggregate principal amount of convertible notes (the “Notes”). Interest accrues at a rate of 5.0% per year and is “payable in kind” annually in the form of the issuance of additional notes (“PIK Notes”). The aggregate principal amount of the Note and the PIK Notes will be due and payable in full on the fifth anniversary of the date of the Notes.

If the Notes are converted, the Company will issue a significant number of shares of common stock, and the ownership interests of existing will be significantly diluted.

The holder of the Notes may convert the Notes into shares of the Company’s common stock at any time prior to maturity at a fixed conversion price of $7.50 per share. If the Notes are converted by the holder, a minimum of 1,066,667 new shares of the Company’s common stock will be issued and the ownership interest of existing stockholders will be significantly diluted. The number of shares to be issued upon conversion of the Notes will increase over time with the issuance of additional PIK Notes, which will increase the potential dilution of the ownership interests of existing stockholders.

Under certain circumstances, the Company will be required to register with the SEC the resale of shares of common stock held by the holder of the Notes or issued upon conversion of the Notes, which may not be aligned with Company priorities or the interests of other stockholders.

If the Notes are converted into shares of the Company’s common stock, if the Company elects to repay the Notes with shares of common stock, or under other specified circumstances, the holder of the Notes (or the underlying shares) will be entitled to demand and piggyback registration rights with respect to retails of the shares. These rights may adversely affect the market for and the market price of the Company’s common stock, the Company’s ability to raise capital in the future to fund working capital, capital expenditures, acquisitions, general corporate or other purposes, or the timing or terms of any such capital raise.

If the Notes are not converted by the holder prior to maturity, we will be required to repay the aggregate principal amount of the outstanding Notes, including the accrued PIK Notes, and it is likely that shareholders will experience significant dilution if that occurs.

●
If the Notes are not converted prior to maturity by the holder, the Company will have the option to:
●
Repay the aggregate principal amount of the outstanding Notes, including accrued PIK Notes, in cash;
●
Repay the aggregate principal amount of the outstanding Notes, including accrued PIK Notes, by issuing shares of the Company’s common stock at value equal to 80% of the volume weighted average share price over the preceding 30-trading day period; or
●
Extend the maturity of the Notes for up to eighteen months at an increased interest rate of 10.0%.

Assuming all of the Notes, including accrued PIK Notes, remain outstanding at maturity, the aggregate principal amount would equal approximately $10.2 million. Based on the current cash balance and projected net uses of cash in the future, it is highly unlikely that the Company would be able to repay the aggregate principal amount at maturity in cash without securing additional capital or other financing. Such additional financing may not be available on favorable terms, or at all. Any additional equity financing, or the repayment of the Notes by issuing shares of common stock, may be dilutive to the ownership interests of existing stockholders and may adversely affect the market for and the market price of the Company’s common stock, and other forms of financing could increase the Company’s debt balance and result in significant expense to the Company.

The ability of the Company to repay the outstanding Notes and any PIK Notes by issuing shares of Company stock at value equal to 80% of the volume weighted average share price over the preceding 30-trading day period will be subject to stockholder approval pursuant to NASDAQ regulations.

If the Notes are not converted prior to maturity by the holder, the Company’s ability to issue shares to repay the Notes will be subject to stockholder approval pursuant to NASDAQ regulations. The Company intends to solicit stockholder approval at its 2018 annual stockholder meeting. If stockholder approval is not obtained at this meeting or at another stockholder meeting prior to the maturity of the Notes, and if the Notes are not converted by the holder prior to maturity, the Company’s ability to repay the Notes by issuing shares of common stock at value equal to 80% of the volume weighted average share price over the preceding 30-trading day period will be limited, and may require the Company to solicit other forms of capital and incur additional debt, which may not be available on favorable terms, or at all.

The ability of the Company to fully satisfy the conversion of the Notes is subject to stockholder approval pursuant to NASDAQ regulations, and failure to obtain such approval could adversely affect the Company.

The conversion of the Notes by the holder may require stockholder approval pursuant to NASDAQ regulations. The Company intends to solicit this stockholder approval at its2018 annual stockholder meeting. If stockholder approval is not obtained at the upcoming stockholder meeting, the Company is required to continue to solicit stockholder approval on a quarterly basis until such approval is obtained, or to assist the holder of the Notes with the sale of its (or its affiliates’) shares of the Company’s common stock in order to maintain compliance with NASDAQ regulations. These actions would result in incremental expense to the Company and/or adversely affect the market for and the market price of the common stock.

Our level of indebtedness may limit our financial flexibility.

The Company’s indebtedness may affect its operations in several ways, including:

●
The Company may be at a competitive disadvantage compared to similar companies that have less debt;
●
The Notes limit the Company’s ability to incur senior secured debt in excess of 18.6% of the Company’s trailing 12-month revenues; and
●
Additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may have higher costs and contain restrictive covenants, or may not be available to us.

These factors and other factors that could affect the Company’s ability to obtain additional financing, some of which may be beyond the Company’s control, could adversely affect the Company’s ability to take advantage of strategic opportunities that might otherwise benefit the Company, and could make the Company less attractive to potential acquirers.

The Notes contain a “make whole” provision that provides for the PIK Notes to accelerate and be paid through maturity upon a change in control of the Company, which would increase the cost of acquiring the Company and which could, in turn, make the Company less attractive to potential acquirers.

The Notes provide for an acceleration of interest through maturity upon a change in control, which will have the effect of increasing the cost to a third party of acquiring the Company. This could make the Company less attractive to potential acquirers or decrease the amount that a potential acquirer would be willing to pay for shares of the Company’s common stock, potentially preventing, or decreasing the consideration payable to the Company’s stockholders in, a change of control transaction.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

On March 28, 2018, the Company entered into a Convertible Note Purchase Agreement (the “Note Purchase Agreement”) with an investor, pursuant to which the Company issued to the investor a convertible promissory note in the aggregate principal amount of $8,000,000 (the “Note”). The principal amount of the Note and any accrued interest thereon may be converted, in whole or in part, into shares of company common stock at any time prior to the fifth anniversary of the issuance date (“Maturity Date”) at a conversion price of $7.50 per share, subject to customary adjustments. Assuming full conversion of the principal amount of the Notes and accrued interest on the Maturity Date, the Company anticipates that it would issue 1,361,367 shares of common stock. The Company offered and sold the Notes to the investor in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Company relied on these exemptions from registration based in part on representations made by the investor in the Note Purchase Agreement.

Item 3.
Defaults Upon Senior Securities.

Not Applicable.

Item 4.
Mine Safety Disclosures.

Not Applicable.

Item 5.
Other Information.

Not Applicable.

Item 6.
Exhibits.
INDEX TO EXHIBITS
SEC Reference Number	Title of Document	Location
4.1	Form of Convertible Promissory Note, attached as Exhibit A to Convertible Note Purchase Agreement among SharpSpring, Inc. and SHSP Holdings, LLC dated March 28, 2018	Incorporated by reference to our Form 8-K filed March 28, 2018
4.2	Form of Investors Rights Agreement by and among SharpSpring, Inc., SHSP Holdings, LLC et al. dated March 28, 2018	Incorporated by reference to our Form 8-K filed March 28, 2018
4.3	Form of Subordination Agreement by and between SHSP Holdings, LLC and Western Alliance Bank dated March 28, 2018	Incorporated by reference to our Form 8-K filed March 28, 2018
10.1	Employee Agreement Amendment – Richard Carlson	Incorporated by reference to the Company’s Form 8-K filed on 2/12/18
10.2	Employee Agreement Amendment – Richard Carlson	Incorporated by reference to the Company’s Form 8-K filed on 4/15/17
10.3	Employee Agreement – Richard Carlson	Incorporated by reference to the Company’s Form 8-K filed on 9/14/15
10.4	Employee Agreement Amendment – Edward S. Lawton	Incorporated by reference to the Company’s Form 8-K filed on 2/12/18
10.5	Employee Agreement Amendment – Edward S. Lawton	Incorporated by reference to the Company’s Form 8-K filed on 8/1/17
10.6	Employee Agreement Amendment – Edward S. Lawton	Incorporated by reference to the Company’s Form 8-K filed on 6/24/15
10.7	Employee Agreement – Edward Lawton	Incorporated by reference to the Company’s Form 8-K filed on 8/18/14
10.8	Employee Agreement Amendment – Travis Whitton	Incorporated by reference to the Company’s Form 8-K filed on 2/12/18
10.9	Employee Agreement Amendment – Travis Whitton	Incorporated by reference to the Company’s Form 8-K filed on 8/1/17
10.10	Employee Agreement Amendment – Travis Whitton	Incorporated by reference to the Company’s Form 8-K filed on 7/8/16
10.11	Employee Agreement – Travis Whitton	Incorporated by reference to the Company’s Form 8-K filed on 7/8/16
10.12	Convertible Note Purchase Agreement among SharpSpring, Inc. and SHSP Holdings, LLC dated March 28, 2018	Incorporated by reference to our Form 8-K filed March 28, 2018
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101	XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SharpSpring, Inc.

By:	/s/Richard A. Carlson
Richard A. Carlson
Chief Executive Officer and President (Principal Executive Officer) Date: May 15, 2018

SharpSpring, Inc.

By:	/s/ Edward Lawton
Edward Lawton Chief Financial Officer
(Principal Financial Officer) Date: May 15, 2018