Form 10-Q
period 2018-06-30
SharpSpring, Inc.
filed 2018-08-13
CIK 1506439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,513,007 shares of common stock as of August 9, 2018.

SharpSpring, Inc.

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as amended pursuant to Form 10-K/A and under Part II, Item 1.A “Risk Factors” contained in this report on Form 10-Q. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Item 1.
Financial Statements.

SharpSpring, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$12,536,507	$5,399,747
Accounts receivable, net of allowance for doubtful accounts of $149,283 and $526,127 at June 30, 2018 and December 31, 2017, respectively	689,271	639,959
Income taxes receivable	207,678	2,132,616
Other current assets	991,814	899,127
Total current assets	14,425,270	9,071,449

Property and equipment, net	825,547	799,145
Goodwill	8,864,710	8,872,898
Intangibles, net	2,096,000	2,326,000
Deferred income taxes	2,148	-
Other long-term assets	607,777	612,631
Total assets	$26,821,452	$21,682,123

Liabilities and Shareholders' Equity
Accounts payable	$1,094,284	$504,901
Accrued expenses and other current liabilities	595,197	625,680
Deferred revenue	318,586	279,818
Income taxes payable	81,045	171,384
Total current liabilities	2,089,112	1,581,783

Deferred income taxes	62,016	168,132
Convertible notes, including accrued interest	8,155,146	-
Convertible notes embedded derivative	267,579	-
Total liabilities	10,573,853	1,749,915
Commitments and contingencies (Note 12)

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value, Authorized shares-50,000,000; issued shares-8,527,823 at June 30, 2018 and 8,456,061 at December 31, 2017; outstanding shares-8,507,823 at June 30, 2018 and 8,436,061 at December 31, 2017	8,528	8,456
Additional paid in capital	29,080,351	28,362,397
Accumulated other comprehensive loss	(365,220)	(480,762)
Accumulated deficit	(12,392,060)	(7,873,883)
Treasury stock	(84,000)	(84,000)
Total shareholders' equity	16,247,599	19,932,208

Total liabilities and shareholders' equity	$26,821,452	$21,682,123

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$4,442,289	$3,246,420	$8,626,952	$6,269,853

Cost of services	1,507,362	1,294,944	2,907,659	2,566,265
Gross profit	2,934,927	1,951,476	5,719,293	3,703,588

Operating expenses:
Sales and marketing	2,356,400	1,536,289	4,727,431	3,085,811
Research and development	1,008,019	731,187	1,958,694	1,390,918
General and administrative	1,424,404	1,231,708	2,850,638	2,587,906
Intangible asset amortization	115,000	131,869	230,000	263,392

Total operating expenses	4,903,823	3,631,053	9,766,763	7,328,027

Operating loss	(1,968,896)	(1,679,577)	(4,047,470)	(3,624,439)
Other income (expense), net	(338,431)	11,761	(269,803)	78,605
Change in fair value of embedded derivative features	(453,449)	-	(453,449)	-

Loss before income taxes	(2,760,776)	(1,667,816)	(4,770,722)	(3,545,834)
Benefit from income taxes	(294,543)	(395,094)	(252,546)	(893,840)
Net loss	$(2,466,233)	$(1,272,722)	$(4,518,176)	$(2,651,994)

Basic net loss per share	$(0.29)	$(0.15)	$(0.53)	$(0.32)
Diluted net loss per share	$(0.29)	$(0.15)	$(0.53)	$(0.32)

Shares used in computing basic net (loss) income per share	8,474,616	8,381,748	8,459,036	8,375,499
Shares used in computing diluted net (loss) income per share	8,474,616	8,381,748	8,459,036	8,375,499

Other comprehensive income (loss):
Foreign currency translation adjustment	(30,526)	(9,393)	115,542	(154,735)
Comprehensive loss	$(2,496,759)	$(1,282,115)	$(4,402,634)	$(2,806,729)

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,518,176)	$(2,651,994)
Adjustments to reconcile loss from operations:
Depreciation and amortization	391,716	398,582
Non-cash stock compensation	476,221	359,752
Deferred income taxes	(108,265)	(1,185)
Non-cash interest	104,301	-
Change in fair value of embedded derivative features	453,449	-
Amortization of debt issuance costs	6,632	-
Unearned foreign currency gain/loss	167,912	(19,745)
Changes in assets and liabilities:
Accounts receivable	(52,793)	505,384
Other assets	(89,343)	33,430
Income taxes, net	1,838,379	(497,814)
Accounts payable	564,696	77,185
Accrued expenses and other current liabilities	(31,587)	(453,488)
Deferred revenue	40,910	(37,987)
Net cash used in operating activities	(755,948)	(2,287,880)

Cash flows from investing activities
Purchases of property and equipment	(188,118)	(133,331)
Acquisitions of customer assets from resellers	-	(64,268)
Proceeds from the sale of discontinued operations	-	1,000,000
Net cash provided by (used in) investing activities	(188,118)	802,401

Cash flows used in financing activities:
Proceeds from issance of convertible note	8,000,000	-
Debt issuance costs	(141,657)	-
Proceeds from exercise of stock options	241,805	1,359
Net cash provided by financing activities	8,100,148	1,359

Effect of exchange rate on cash	(19,322)	35,641

Change in cash and cash equivalents	7,136,760	(1,448,479)

Cash and cash equivalents, beginning of period	5,399,747	8,651,374

Cash and cash equivalents, end of period	$12,536,507	$7,202,895

Supplemental information on consolidated statements of cash flows:
Cash paid (received) for income taxes	$(1,982,957)	$54,582

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Organization

We were incorporated in Massachusetts in October 1998 as EMUmail, Inc. During 2010, we changed our name to SMTP.com, then later reincorporated in the State of Delaware and changed our name to SMTP, Inc. In December 2015, we changed our name to SharpSpring, Inc. and changed the name of our primary U.S. operating subsidiary from SharpSpring, Inc. to SharpSpring Technologies, Inc.

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

Foreign Currencies

The Company’s subsidiaries utilize the U.S. Dollar, Swiss Franc and South African Rand as their functional currencies. The assets and liabilities of these subsidiaries are translated at ending exchange rates for the respective periods, while revenues and expenses are translated at the average rates in effect for the period. The related translation gains and losses are included in other comprehensive income or loss within the Consolidated Statements of Comprehensive Loss.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, deposits, embedded derivatives (associated with our convertible notes) and accounts payable. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items. The fair value of the embedded derivatives is calculated using Level 3 unobservable inputs, utilizing a probability-weighted expected value model to determine the liability. The fair value of the embedded derivatives at June 30, 2018 was a liability balance of $267,579.

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

The following table presents the balances of accounts receivable as of June 30, 2018 and December 31, 2017:

Accounts Receivable and Unbilled Receivables

	June 30,	December 31,
	2018	2017
Accounts receivable	$192,102	$611,293
Unbilled receivables	646,452	554,793
Gross receivables	$838,554	$1,166,086
Allowance for doubtful accounts	(149,283)	(526,127)
Accounts receivable and unbilled receivables, net	$689,271	$639,959

During the second quarter of 2018, the Company wrote off approximately $351,000 of accounts receivable against the allowance for doubtful accounts, with zero net loss recognized in the period as the accounts were already fully reserved.

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

Goodwill and Impairment

As of June 30, 2018, and December 31, 2017, we had recorded goodwill of $8,864,710 and $8,872,898, respectively. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the SharpSpring and GraphicMail acquisitions. Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350, “Intangibles - Goodwill and Other” deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-10, and written down when impaired.

Debt Issuance Costs

We incurred certain third-party costs in connection with the issuance of the 5% Convertible Notes maturing March 27, 2023 (the “Notes”), as more fully described in Note 5: Convertible Notes, principally related to legal and financial advisory fees. These costs are included as a direct reduction to the carrying value of the debt as part of the Notes on our consolidated balance sheets and are being amortized to interest expense ratably over the five-year term of the Notes.

Estimated amortization expense of debt issuance costs for the remainder of 2018 and subsequent years is as follows:

Remainder of 2018	$12,718
2019	26,455
2020	27,855
2021	29,322
2022	30,862
2023	7,813
Total	$135,025

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

In determining the provision for income taxes, the Company uses statutory tax rates and tax planning opportunities available to the Company in the jurisdictions in which it operates. This includes recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns to the extent pervasive evidence exists that they will be realized in future periods. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which are expected to be in effect in the years in which the temporary differences are expected to reverse. In accordance with the Company’s income tax policy, significant or unusual items are separately recognized in the period in which they occur. The Company is subject to routine examination by domestic and foreign tax authorities and frequently faces challenges regarding the amount of taxes due.  These challenges include positions taken by the Company related to the timing, nature and amount of deductions and the allocation of income among various tax jurisdictions. As of June 30, 2018, the Company is not being examined by domestic or foreign tax authorities.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred. Depreciation expense related to property and equipment was $85,733 and $70,107 for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense related to property and equipment was $161,716 and $135,190 for the six months ended June 30, 2018 and 2017, respectively. Repairs and maintenance costs are expensed as incurred.

Property and equipment as of June 30, 2018 and December 31, 2017 is as follows:

	June 30,	December 31,
	2018	2017
Property and equipment, net:
Leasehold improvements	$128,122	$128,122
Furniture and fixtures	397,409	355,033
Computer equipment and software	895,674	776,201
Total	1,421,205	1,259,356
Less: Accumulated depreciation and amortization	(595,658)	(460,211)
	$825,547	$799,145
Useful lives are as follows:

Leasehold improvements	3-5 years
Furniture and fixtures	3-5 years
Computing equipment	3 years
Software	3-5 years

Revenue Recognition

The Company recognizes revenue from its services when it is probable that the economic benefits associated with the transactions will flow to the Company and the amount of revenue can be measured reliably. All significant sources of revenue are the result of a contract with a customer, and as such meet all of the requirements of recognizing revenue in accordance with FASB ASC 606. For the three months ended June 30, 2018 and June 30, 2017 revenue from contracts with customers was $4.4 million and $3.2 million respectively. For the six months ended June 30, 2018 and June 30, 2017 revenue from contracts with customers was $8.6 million and $6.3 million respectively.

For the Company’s internet-based SharpSpring marketing automation solution, the services are typically offered on a month-to-month basis with a fixed fee charged in arrears each month depending on the size of the engagement with the customer. Monthly fees are recorded as revenue during the month they are earned. Some customers are charged annually in advance, for which revenues are deferred and recorded ratably over the subscription period. The Company also charges transactional-based fees if monthly volume limitations are reached or other chargeable activity occurs. Additionally, customers are typically charged an upfront implementation and training fee. The upfront implementation and training fees represent short-term “use it or lose it” services offered for a flat fee. Such flat fees are recognized over the service period, which is typically 60 days.

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

The performance obligations are measured using the output method to recognize revenue based on direct measurements of the value to the customer of the services transferred to date. Most of the Company’s contracts are satisfied over time, and as each contract has a predefined service period. This allows for a reliable way to measure performance obligations remaining and completed. The Company does have some contracts that are satisfied at a point in time upon delivery of services. The criteria for the completion of these contracts is defined in each contract with a customer so that there is no judgment required in evaluating when the service is delivered to the customer. Any discount given is allocated to the performance obligation and is treated as reduction to the transaction price. Due to the month to month nature of the Company’s contracts with customers, no financing or time value of money component exists related to the contracts with customers. Due to the month to month nature of the Company’s contracts with customers, we have elected to utilize the optional practical expedient from ASC 606-10-50-14 through 50-14A for disclosing the remaining performance obligations. The remaining performance obligations as of the balance sheet date consist of trainings and availability and use of the SharpSpring platform over the remainder of the contract, which is typically less than 30 days.

From time to time, the Company offers refunds to customers and experiences credit card chargebacks relating to cardholder disputes that are commonly experienced by businesses that accept credit cards. The Company makes estimates for refunds and credit card chargebacks based on historical experience.

Deferred Revenue

Deferred revenue consists of payments received in advance of the Company’s providing the services. Deferred revenue is earned over the service period identified in each contract. The majority of our deferred revenue balances (contract liabilities) arise from upfront implementation and training fees for its SharpSpring marketing automation solution that are paid in advance.  These services are typically performed over a 60-day period, and the revenue is recognized over that period.  Additionally, some of the Company’s customers pay for services in advance on a periodic basis (such as monthly, quarterly, annually or bi-annually). In situations where a customer pays in advance for a one-year service period, the deferred revenue is recognized over that service period. The deferred revenue balances were $279,818 and $280,159 as of December 31, 2017 and 2016, respectively. Deferred revenue during the three months ended June 30, 2018 and 2017 increased by $378,190 and $268,247, respectively. These increases were offset by revenue recognized of $358,127 and $305,623 during the same periods. Deferred revenue during the six months ended June 30, 2018 and 2017 increased by $719,609 and $476,607, respectively. These increases were offset by revenue recognized of $679,012 and $506,913 during the same periods. The Company had deferred revenue contract liability balances of $318,586 and $279,818 as of June 30, 2018 and December 31, 2017, respectively. The company expects to recognize 100% of the revenue on of these remaining performance obligations within 12 months. Deferred revenue is subject to foreign currency fluctuations which is reflected in the foreign currency translation.

Accrued Revenue

In cases where our customers pay for services in arrears, we accrue for revenue in advance of billings as long as the criteria for revenue recognition is met, thus creating a contract asset.  A portion of our accounts receivable balance is therefore unbilled at each balance sheet date. The accrued revenue contract asset balances were $554,603 and $439,559 as of December 31, 2017 and 2016, respectively. Revenue billed that was included in accrued revenue at the beginning of the period for the three months ending June 30, 2018 and 2017 was $628,497 and $466,610, respectively. Revenue billed that was included in accrued revenue at the beginning of the period for the six months ending June 30, 2018 and 2017 was $554,603 and $439,559, respectively. Accrued revenue not billed in the three and six months ending June 30, 2018 and 2017 was $646,452 and $554,603, respectively. The Company had accrued revenue contract asset balances of $646,452 and $554,603 as of June 30, 2018 and December 31, 2017, respectively. Accrued revenue is subject to foreign currency fluctuations which is reflected in the foreign currency translation.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. At June 30, 2018 and December 31, 2017, the Company had cash balances at financial institutions that exceed federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

There were no customers that accounted for more than 10% of total revenue or 10% of total accounts receivable for any financial period presented.

Cost of Services

Cost of services consists primarily of direct labor costs associated with support and customer onboarding and technology hosting and license costs associated with the cloud-based platform.

Credit Card Processing Fees

Credit card processing fees are included as a component of general and administrative expenses and are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising and marketing expenses were $1,294,274 and $797,173 for the three months ended June 30, 2018 and 2017, respectively. Advertising and marketing expenses were $2,743,701 and $1,342,948 for the six months ended June 30, 2018 and 2017, respectively.

Research and Development Costs and Capitalized Software Costs

We capitalize certain costs associated with internal use software during the application development stage, mostly related to software that we use in providing our hosted solutions. We expense costs associated with preliminary project phase activities, training, maintenance and any post-implementation period costs as incurred. For the three months ended June 30, 2018 and 2017, we capitalized $39,210 and $17,392, respectively, in software development costs. For the six months ended June 30, 2018 and 2017, we capitalized $66,446 and $33,938, respectively, in software development costs. We amortize capitalized software costs over the estimated useful life of the software, which is typically estimated to be 3 years, once the related project has been completed and deployed for customer use. At June 30, 2018 and December 31, 2017, the net carrying value of capitalized software was $121,446 and $86,857, respectively.

All other software development costs are charged to expenses when incurred, and generally consist of salaries, software development tools and personnel-related costs for those engaged in research and development activities.

Capitalized Cost of Obtaining a Contract

The Company capitalizes sales commission costs which are incremental to obtaining a contract. We expense costs that are related to obtaining a contract, but are not incremental such as other sales and marketing costs and other costs that would be incurred regardless of if the contract was obtained. Capitalized costs are amortized using the straight-line amortization over the estimated weighted average life of the customer, which we have estimated to be 3 years. At June 30, 2018 the net carrying value of the capitalized cost of obtaining a contract was $1,248,584, of which $665,807 is included in other current assets and $582,777 is included in other long-term assets. At December 31, 2017, the net carrying value of the capitalized cost of obtaining a contract was $1,218,833, of which $631,203 is included in other current assets and $587,630 is included in other long-term assets. The Company amortized expenses for the costs of obtaining contracts of $185,701 and $130,226 for the three months ended June 30, 2018 and 2017, respectively. Such capitalized cost adjustments have been retroactively applied to prior periods. The Company amortized expenses for the costs of obtaining contracts of $363,239 and $242,151 for the six months ended June 30, 2018 and 2017, respectively. Such capitalized cost adjustments have been retroactively applied to prior periods.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents for the period. For purposes of this calculation, options to purchase common stock, warrants and the conversion option of the convertible Notes (Note 5) are considered to be potential common shares outstanding. Since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. The Company’s potential common shares outstanding were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive.

Comprehensive Income (Loss)

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

In May 2014, the FASB issued updated guidance and disclosure requirements for recognizing revenue from contracts with customers. This new revenue recognition standard became effective for the Company on January 1, 2018. In addition to providing guidance on when and how revenue is recognized, the new standard also provides guidance on accounting for costs of obtaining contracts primarily related to aligning the expense with the period in which the value is recognized. As a result of this new standard, the Company was required to capitalize certain costs related to obtaining contracts associated with commissions expense paid to salespeople. The Company is using the retrospective transition method to adjust each prior reporting period presented for this new method of accounting for costs associated with obtaining contracts. The application of the retrospective transition was applied to all contracts at the date of initial application. The following tables present our results under our historical method and as adjusted to reflect these accounting changes.

	Historical Accounting Method	Effect of Adoption of New ASU	As Adjusted
Three Months Ended June 30, 2018
Sales and Marketing Expense	2,396,227	(39,827)	2,356,400
Total operating expense	4,943,650	(39,827)	4,903,823
Operating loss	(2,008,723)	39,827	(1,968,896)
Loss before income taxes	(2,800,603)	39,827	(2,760,776)
Benefit for income tax	(294,543)	-	(294,543)
Net loss	(2,506,060)	39,827	(2,466,233)
Basic net loss per share	(0.29)	-	(0.29)
Diluted net loss per share	(0.29)	-	(0.29)

Six Months Ended June 30, 2018
Sales and Marketing Expense	4,757,181	(29,750)	4,727,431
Total operating expense	9,796,513	(29,750)	9,766,763
Operating loss	(4,077,220)	29,750	(4,047,470)
Loss before income taxes	(4,800,472)	29,750	(4,770,722)
Benefit for income tax	(252,546)	-	(252,546)
Net loss	(4,547,926)	29,750	(4,518,176)
Basic net loss per share	(0.53)	-	(0.53)
Diluted net loss per share	(0.53)	-	(0.53)

Balance as of June 30, 2018
Other current assets	326,007	665,807	991,814
Other long-term assets	25,000	582,777	607,777
Total assets	25,572,868	1,248,584	26,821,452
Accumulated deficit	(13,640,644)	1,248,584	(12,392,060)

	Historical Accounting Method	Effect of Adoption of New ASU	As Adjusted
Three Months Ended June 30, 2017
Sales and Marketing Expense	1,577,968	(41,679)	1,536,289
Total operating expense	3,672,732	(41,679)	3,631,053
Operating loss	(1,721,256)	41,679	(1,679,577)
Loss before income taxes	(1,709,495)	41,679	(1,667,816)
Benefit for income tax	(394,147)	(947)	(395,094)
Net loss	(1,315,348)	42,626	(1,272,722)
Basic net loss per share	(0.18)	0.03	(0.15)
Diluted net loss per share	(0.18)	0.03	(0.15)

Six Months Ended June 30, 2017
Sales and Marketing Expense	3,223,838	(138,027)	3,085,811
Total operating expense	7,466,054	(138,027)	7,328,027
Operating loss	(3,762,466)	138,027	(3,624,439)
Loss before income taxes	(3,683,861)	138,027	(3,545,834)
Benefit for income tax	(893,840)	-	(893,840)
Net loss	(2,790,021)	138,027	(2,651,994)
Basic net loss per share	(0.34)	0.02	(0.32)
Diluted net loss per share	(0.34)	0.02	(0.32)

Balance as of December 31, 2017
Other current assets	267,924	631,203	899,127
Other long-term assets	25,000	587,631	612,631
Total assets	20,463,289	1,218,834	21,682,123
Accumulated deficit	(9,092,717)	1,218,834	(7,873,883)

Note 3: Goodwill and Other Intangible Assets

Intangible assets are as follows:

	As of June 30, 2018
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$120,000	$(101,496)	$18,504
Technology	2,130,000	(827,000)	1,303,000
Customer relationships	4,095,758	(3,321,262)	774,496
Unamortized intangible assets:	6,345,758	(4,249,758)	2,096,000
Goodwill			8,864,710
Total intangible assets			$10,960,710

Estimated amortization expense for the remainder of 2018 and subsequent years is as follows:

Remainder of 2018	$229,998
2019	381,000
2020	332,000
2021	280,000
2022	228,000
2023	180,000
Thereafter	465,002
Total	$2,096,000

Amortization expense for the three months ended June 30, 2018 and 2017 was $115,000 and $131,869, respectively. Amortization expense for the six months ended June 30, 2018 and 2017 was $230,000 and $263,392, respectively.

Note 4: Credit Facility

In March 2016, the Company entered into a $2.5 million revolving loan agreement (the “Credit Facility”) with Western Alliance Bank. The facility originally matured on March 21, 2018 and was amended to mature on March 31, 2020. There are no mandatory amortization provisions and the Credit Facility is payable in full at maturity. Loan proceeds accrue interest at the higher of Western Alliance Bank’s Prime interest rate (5.00% as of June 30, 2018) or 5.00%, plus 1.75%. The Credit Facility is collateralized by a lien on substantially all of the existing and future assets of the Company and secured by a pledge of 100% of the capital stock of SharpSpring Technologies, Inc. and Quattro Hosting, LLC and a 65% pledge of the Company’s foreign subsidiaries’ stock. The Credit Facility subjects the Company to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions. The Credit Facility also restricts our ability to pay cash dividends on our common stock. There are no amounts outstanding under the Credit Facility and no events of default occurred.

Note 5: Convertible Notes

On March 28, 2018, we issued $8.0 million in aggregate principal amount of convertible notes (the “Notes”). Interest accrues at a rate of 5.0% per year and is “payable in kind” annually in the form of the issuance of additional notes (“PIK Notes”). The principal amount of the Note and the PIK Notes are due and payable in full on the fifth anniversary of the date of the Notes. The Company shall have the right to extend the maturity date for up to six months on up to three separate occasions, with interest accruing at a rate of 10% during any such extension periods. The Notes are convertible into shares of the Company’s common stock at any time by the holder at a fixed conversion price of $7.50 per share, subject to customary adjustments for specified corporate events. Additionally, if the Notes and PIK Notes are not converted into common stock by the holder, at the maturity date, the Company may elect to convert all outstanding Notes and PIK Notes into shares of the Company’s common stock at a conversion price equal to 80% of the volume weighted average closing price of the Company’s common stock for the 30 trading days prior to an including the maturity date. We received net proceeds from the offering of approximately $7.9 million after adjusting for debt issue costs, including financial advisory and legal fees.

The Notes are unsecured obligations and are subordinate in right of payment to the Credit Facility (Note 4). So long as any Notes are outstanding, except as the investor may otherwise agree in writing, the Company shall at no time (i) have outstanding senior indebtedness in an aggregate amount exceeding 18.6% of the Company’s trailing twelve-month revenue, (ii) incur any indebtedness that is both junior in right of payment to the obligations of the Company to its senior secured lender and senior to the Company’s obligations under the Notes or (iii) enter into any agreement with any lender or other third party that would (A) prohibit the Company from issuing PIK Notes at any time or under any circumstances or (B) prohibit the conversion of the Notes in accordance with their terms at any time or under any circumstances. Prior to this offering, the Company had no outstanding indebtedness for borrowed money. The holder of the Notes must notify the Company at least 120 days prior to the maturity of the Notes of its election to convert the Notes.

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

The Company would be required to accelerate and issue the PIK Notes through the maturity of the Notes if the Company elects to convert the Notes prior to maturity (which it can do upon certain conditions) or if there is a change in control. Pursuant to accounting guidance, for each of these situations, the Company determined that the economic characteristics of these “make whole” features were not considered clearly and closely related to the Company’s stock. Accordingly, these features were determined to be “embedded derivatives” and were bifurcated from the Notes and separately accounted for on a combined basis at fair value as a single derivative. The fair value of the derivatives as of June 30, 2018 was a liability of $267,579 which is included within the non-current liabilities on the balance sheet. The derivative is being accounted for at fair value, with subsequent changes in the fair value to be reported as part of Other income (expense), net in the Consolidated Statement of Operations.

Additionally, the investor’s conversion option was analyzed for embedded derivative treatment, but the conversion option qualifies for a scope exception as it is considered to be clearly and closely related to the Company’s stock.
The net carrying amount of the Notes at June 30, 2018 was as follows:

	Six Months Ended
	June 30,
	2018	2017
Principal amount	$8,000,000	-
Accrued interest paid-in-kind	104,301	-
Unamortized debt issuance costs	(135,025)	-
Original embedded derivative conversion feature	185,870
Net carrying value	$8,155,146	$-

We incurred certain third-party costs in connection with our issuance of the Notes, principally related to financial advisory and legal fees, which are being amortized to interest expense ratably over the five-year term of the Notes.
The following table sets forth total interest expense related to the Notes for the period ended June 30, 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Contractual interest paid-in-kind expense (non-cash)	100,000	-	104,301	-
Amortization of debt issuance costs (non-cash)	6,359	-	6,632	-
Total interest expense	106,359	-	110,933	-
Effective interest rate	5.3%	0.0%	5.3%	0.0%

Note 6: Changes in Accumulated Other Comprehensive Income (Loss)

Foreign Currency
Translation
Adjustment
Balance as of December 31, 2017	$(480,762)
Other comprehensive income (loss) prior to reclassifications	-
Amounts reclassified from accumulated other comprehensive income	-
Tax effect	-
Net current period other comprehensive loss	115,542
Balance as of June 30, 2018	$(365,220)

Note 7: Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents for the period. For purposes of this calculation, options to purchase common stock, warrants and the conversion option of the convertible Notes (Note 5) are considered to be potential common shares outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(2,466,233)	$(1,272,722)	$(4,518,176)	$(2,651,994)

Basic weighted average common shares outstanding	8,474,616	8,381,748	8,459,036	8,375,499
Add incremental shares for:
Warrants	-	-	-	-
Stock options	-	-	-	-
Convertible notes	-	-	-	-
Diluted weighted average common shares outstanding	8,474,616	8,381,748	8,459,036	8,375,499

Net loss per share:
Basic	$(0.29)	$(0.15)	$(0.53)	$(0.32)
Diluted	$(0.29)	$(0.15)	$(0.53)	$(0.32)

Additionally, since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. The Company’s outstanding warrants, stock options, and convertible notes were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. The following table contains all potentially dilutive common stock equivalents:

	Three and Six Months Ended
	June 30,
	2018	2017
Warrants	44,000	170,973
Stock options	1,483,566	1,323,726
Convertible notes	1,080,573	-

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

During the three months ended June 30, 2018 and 2017, the Company recorded income tax benefits of $294,543 and $395,094, respectively, from continuing operations. During the six months ended June 30, 2018 and 2017, the Company recorded income tax benefit of $252,546 and income tax benefit of $893,840, respectively, from continuing operations. The blended effective tax rate for the six months ending June 30, 2018 and 2017 was 5.3% and 25.2%, respectively. The blended effective tax rate varies from our statutory U.S. tax rate due to income generated in certain other jurisdictions at various tax rates.

The income tax benefits for the three and six months ended June 30, 2018 related to return to provision adjustments for the 2017 year and a benefit recorded for net operation losses that can be used to offset future deferred tax liabilities associated with goodwill. These benefits were partially offset by state income taxes for our consolidated U.S. entities as well as taxes related to income derived in foreign jurisdictions at the applicable statutory tax rates. During 2018, we have recorded a full valuation allowance against the majority of our U.S. net operating loss deferred tax assets, so there is no tax benefit recorded on the income statement for those losses. For the three and six months ended June 30, 2017, our income tax benefit related to losses incurred by our consolidated U.S. entities offset by a small amount of tax expense related to income derived in foreign jurisdictions at the applicable statutory tax rates.

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

In making our assessment of deferred tax asset recoverability, we considered our historical financial results, our projected future financial results, the planned reversal of existing deferred tax liabilities and the impact of any tax planning actions. Based on our analysis we noted both positive and negative factors relative to our ability to support realization of certain deferred tax assets. However, based on the weighting of all the evidence, including the near- term effect on our income projections of investments we are making in our team, product and systems infrastructure, we concluded that it was more likely than not that the majority of our deferred tax assets related to temporary differences and net operating losses may not be recovered. The establishment of a valuation allowance has no effect on our ability to use the underlying deferred tax assets prior to expiration to reduce cash tax payments in the future to the extent that we generate taxable income.

At June 30, 2018 and December 31, 2017, we have established a valuation allowance of $3.1 million and $1.9 million, respectively, against certain deferred tax assets given the uncertainty of recoverability of these amounts.

On June 21, 2018, the U.S. Supreme Court issued its decision in South Dakota v. Wayfair, which overturned previous case law that precluded states from requiring retailers to collect and remit sales and use tax collection on sales made to in-state customers unless the retailer had physical presence in the state. Although this case is limited to sales tax collection obligations, we continue to monitor the potential impact of this decision on our state income tax footprint.

Note 9: Defined Contribution Retirement Plan

Starting in 2016, we offered our U.S. employees the ability to participate in a 401(k) plan. Eligible U.S. employees may contribute up to 100% of their eligible compensation, subject to limitations established by the Internal Revenue Code. The Company contributes a matching contribution equal to 100% of each such participant’s contribution up to the first 3% of their annual eligible compensation. We charged $61,586 and $54,579 to expense in the three months ended June 30, 2018 and 2017, respectively, associated with our matching contribution in those periods. We charged $121,924 and $91,074 to expense in the six months ended June 30, 2018 and 2017, respectively, associated with our matching contribution in those periods.

Note 10:  Stock-Based Compensation

The Company grants stock option awards to officers and employees and grants stock awards to directors as compensation for their service to the Company.

In November 2010, the Company adopted the 2010 Stock Incentive Plan (“the Plan”) which was amended in April 2011, August 2013, April 2014, February 2016, March 2017, and June 2018. The plan was restated in its entirety in August 2018. As amended, up to 2,600,000 shares of common stock are available for issuance under the Plan. The Plan provides for the issuance of stock options and other stock-based awards.

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

Option awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

Six Months Ended June 30,
	2018	2017

Volatility	48 – 49%	48-49%
Risk-free interest rate	2.34% - 2.84%	1.90% - 2.26%
Expected term	6.25 years	6.25 years

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2018 and 2017 was $2.34 and $2.40, respectively.

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

Stock option awards are expensed on a straight-line basis over the requisite service period. During the three months ended June 30, 2018 and 2017, the Company recognized expense of $189,344 and $175,405, respectively, associated with stock option awards. During the six months ended June 30, 2018 and 2017, the Company recognized expense of $382,879 and $359,752, respectively, associated with stock option awards. At June 30, 2018, future stock compensation expense associated with stock options (net of estimated forfeitures) not yet recognized was $1,556,548 and will be recognized over a weighted average remaining vesting period of 2.9 years. The following summarizes stock option activity for the six months ended June 30, 2018:

		Weighted	Weighted	Aggregate
	Number of	Average	Average Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2017	1,069,330	$5.11	7.0	$36,693

Granted	492,350	4.67
Exercised	(50,609)	4.93
Expired	(17,980)	7.49
Forfeited	(9,525)	4.72
Outstanding at June 30, 2018	1,483,566	$4.95	8.2	$4,900,794

Exercisable at June 30, 2018	565,113	$5.30	7.0	$1,945,382

The total intrinsic value of stock options exercised during the three months ended June 30, 2018 was $157,036. There were no stock options exercised during the three months ended June 30, 2017. The total intrinsic value of stock options exercised during the six months ended June 30, 2018 was $157,601. There were no stock options exercised during the six months ended June 30, 2017.

Stock Awards
During the three months ended June 30, 2018 and 2017, the Company issued 6,915 and 12,786 shares, respectively, to non-employee directors as compensation for their service on the board. Such stock awards are immediately vested. During the six months ended June 30, 2018 and 2017, the Company issued 15,870 and 23,670 shares, respectively, to non-employee directors as compensation for their service on the board. Such stock awards are immediately vested.

Stock awards are valued based on the closing price of our common stock on the date of grant, and compensation cost is recorded on a straight-line basis over the share vesting period. The total fair value of stock awards granted, vested and expensed during the three months ended June 30, 2018 and 2017 was $49,462 and $56,271, respectively. The total fair value of stock awards granted, vested and expensed during the six months ended June 30, 2018 and 2017 was $93,341 and $112,650, respectively. As of June 30, 2018, there was no unrecognized compensation cost related to stock awards. As of June 30, 2018, there was no unrecognized compensation cost related to stock awards.

Note 11: Warrants

During 2014, the Company issued warrants to certain service providers. The following table summarizes information about the Company’s warrants at June 30, 2018:

		Weighted	Weighted
	Number of	Average	Average Remaining	Intrinsic
	Units	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2017	80,000	$7.81	2.1	$33,660

Granted	-	-
Exercised	(36,000)	7.81
Cancelled	-	-
Outstanding at June 30, 2018	44,000	$7.81	1.8	$-

Exercisable at June 30, 2018	44,000	$7.81	1.8	$-

Note 12: Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. The Company is not currently a party to any litigation of a material nature.

Operating Leases and Service Contracts

The Company currently rents its primary office facility under a five-year lease which started in September 2016 (the “2016 Lease”). On April 18, 2018, the Company entered into a lease for the Company’s new principal office (the “2018 Lease”) to lease approximately 25,000 square feet of office space. The term of the 2018 Lease is ten years, beginning on the date on which the Company takes possession of and occupies all or any part of the premises for normal business activities, which is expected to be in the fourth quarter of 2018. The term may be extended for an additional 5 years in incremental one-year periods, subject to certain conditions described in the 2018 Lease. Base rent for the first year of the 2018 Lease is approximately $619,000, with increases in base rent occurring every two years. In conjunction with the signing of the 2018 Lease, the Company has agreed to assign the 2016 Lease to the landlord from the 2018 Lease (the “Assignment”). If the landlord shall fail to pay the 2016 Lease obligations under the Assignment, the Company will be obligated to pay the obligations, but has a contractual right to reduce its payments to the landlord related to the 2018 Lease by equal amounts. In the below table of future contractual payments, the Company has reflected the 2016 Lease through October 31, 2018 and the 2018 Lease thereafter reflecting the estimated commencement date 2018 Lease and Assignment of the 2016 Lease.

Most of the Company’s service contracts are on a month-to-month basis, however, some contracts and agreements extend out to longer periods. Future minimum lease payments and payments due under non-cancelable service contracts are as follows as of June 30, 2018:

Remainder of 2018	$326,177
2019	618,557
2020	623,009
2021	645,265
2022	649,717
2023	671,973
Thereafter	3,408,119
Total	$6,942,817

Employment Agreements

The Company has employment agreements with several members of its leadership team and executive officers.

Note 13: Disaggregation of Revenue

The company operates as one reporting segment. Operating segments are defined as components of an enterprise for which separate financial information in regularly evaluated by the chief operating decision makers (“CODM”), which is the Company’s chief executive office, in deciding how to allocate resources and assess performance. The Company does not present geographical information about revenues because it is impractical to do so. Disaggregated revenue for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue by Product:
Mail + Product Revenue	$123,131	$152,951	$244,295	$331,211
Marketing Automation Revenue	4,319,158	3,093,469	8,382,657	5,938,642
Total Revenue	$4,442,289	$3,246,420	$8,626,952	$6,269,853

Revenue by Type:
Upfront Fees	$370,288	$266,080	$701,120	$494,128
Recurring Revenue	4,072,001	2,980,340	7,925,832	5,775,725
Total Revenue	$4,442,289	$3,246,420	$8,626,952	$6,269,853

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
Results of Operations

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

				Percent
	Three Months Ended		Change	Change
	June 30,		from	from
	2018	2017	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$4,442,289	$3,246,420	$1,195,869	37%
Cost of Sales	1,507,362	1,294,944	212,418	16%
Gross Profit	$2,934,927	$1,951,476	$983,451	50%

Revenues increased for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to growth in our SharpSpring marketing automation customer base. Revenues also increased due to pricing changes implemented over the past year. Revenues for our flagship marketing automation platform increased to $4.3 million in the three months ended June 30, 2018 from $3.1 million in the three months ended June 30, 2017. This growth in revenues was slightly offset by reduced revenue from our SharpSpring Mail+ product which declined from $153,000 in the three months ended June 30, 2017 to $123,000 in the three months ended June 30, 2018.

Cost of services increased for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 primarily due to increased employee related costs associated with providing our technology platform to more customers and increased consulting costs associated with Europe’s GDPR regulations compared to the prior period. As a percentage of revenues, cost of services was 34% and 40% of revenues for the three months ended June 30, 2018 and 2017, respectively. This represents a year-over-year improvement in gross margin due to increased revenue scale and operating leverage.

				Percent
	Three Months Ended		Change	Change
	June 30,		from	from
	2018	2017	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$2,356,400	$1,536,289	$820,111	53%
Research and development	1,008,019	731,187	276,832	38%
General and administrative	1,424,404	1,231,708	192,696	16%
Intangible asset amortization	115,000	131,869	(16,869)	-13%
	$4,903,823	$3,631,053	$1,272,770	35%

Sales and marketing expenses increased for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase was primarily due to an increase in marketing program spending for various lead generation activities, which increased by approximately $575,000 compared to last year, and increased headcount costs.

Research and development expenses increased for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 primarily due to additional hiring of development and quality assurance staff since last year. Employee-related costs for this group increased by approximately $333,000 in the three months ended June 30, 2018 compared to the same period in 2017. Non-employee-related costs for this group were reduced by approximately $56,000 in the three months ended June 30, 2018 compared to the same period in 2017.

General and administrative expenses increased for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to higher employee related costs associated with business growth and higher professional fees associated with the accounting of the convertible notes.

Amortization of intangible assets decreased for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 due primarily to the reduction of amortization related to the GraphicMail customer relationship intangibles that were fully depreciated at the end of 2017.

				Percent
	Three Months Ended		Change	Change
	June 30,		from	from
	2018	2017	Prior Year	Prior Year
Other
Other income (expense), net	$(338,431)	$11,761	$(350,192)	-2978%
Change in fair value of embedded derivative features	$(453,449)	$-	$(453,449)	n/a
Benefit from income taxes	$(294,543)	$(395,094)	$100,551	-25%

Other income (expense) is generally related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency, as well interest expense related to our convertible notes.

We recorded a change in the valuation of convertible notes embedded derivatives of $453,449 for the three months ended June 30, 2018.

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

During the three months ended June 30, 2018 our income tax benefit related to return to provision adjustments for the 2017 year and a benefit recorded for net operation losses that can be used to offset future deferred tax liabilities associated with goodwill. These benefits were partially offset by state income taxes for our consolidated U.S. entities as well as taxes related to income derived in foreign jurisdictions at the applicable statutory tax rates. During 2018, we have recorded a full valuation allowance against the majority of our U.S. net operating loss deferred tax assets, so there is no tax benefit recorded on the income statement for those losses. For the three months ended June 30, 2017, our income tax benefit related to losses incurred by our consolidated U.S. entities offset by a small amount of tax expense related to income derived in foreign jurisdictions at the applicable statutory tax rates.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

				Percent
	Six Months Ended		Change	Change
	June 30,		from	from
	2018	2017	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$8,626,952	$6,269,853	$2,357,099	38%
Cost of Sales	2,907,659	2,566,265	341,394	13%
Gross Profit	$5,719,293	$3,703,588	$2,015,705	54%

Revenues increased for the three months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to growth in our SharpSpring marketing automation customer base. Revenues also increased due to pricing changes implemented over the past year. Revenues for our flagship marketing automation platform increased to $8.4 million in the six months ended June 30, 2018 from $5.9 million in the six months ended June 30, 2017. This growth in revenues was slightly offset by reduced revenue from our SharpSpring Mail+ product which declined from approximately $334,000 in the six months ended June 30, 2017 to approximately $244,000 in the six months ended June 30, 2018.

Cost of services increased for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 primarily due to increased employee related costs associated with providing our technology platform to more customers compared to the prior period, and increased consulting costs associated with Europe’s GDPR regulations. As a percentage of revenues, cost of services was 34% and 41% of revenues for the six months ended June 30, 2018 and 2017, respectively. This represents a year-over-year improvement in gross margin due to increased revenue scale and operating leverage.

				Percent
	Six Months Ended		Change	Change
	June 30,		from	from
	2018	2017	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$4,727,431	$3,085,811	$1,641,620	53%
Research and development	1,958,694	1,390,918	567,776	41%
General and administrative	2,850,638	2,587,906	262,732	10%
Intangible asset amortization	230,000	263,392	(33,392)	-13%
	$9,766,763	$7,328,027	$2,438,736	33%

Sales and marketing expenses increased for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase was primarily due to an increase in marketing program spending for various lead generation activities, which increased by approximately $1.4 million compared to last year, and increased headcount costs.

Research and development expenses increased for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 primarily due to additional hiring of development and quality assurance staff since last year. Employee-related costs for this group increased by approximately $590,000 in the six months ended June 30, 2018 compared to the same period in 2017.

General and administrative expenses increased for the six months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to higher employee related costs associated with business growth and higher professional fees. This increase was somewhat offset by a lower bad debt expense.

Amortization of intangible assets decreased for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 due primarily to the reduction of amortization related to the GraphicMail customer relationship intangibles that were fully depreciated at the end of 2017.

				Percent
	Six Months Ended		Change	Change
	June 30,		from	from
	2018	2017	Prior Year	Prior Year
Other
Other income (expense), net	$(269,803)	$78,605	$(348,408)	-443%
Change in fair value of embedded derivative features	$(453,449)	$-	$(453,449)	n/a
Benefit from income taxes	$(252,546)	$(893,840)	$641,294	-72%

Other income (expense) is generally related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency, as well interest expense related to our convertible notes.

We recorded a change in the valuation of convertible notes embedded derivatives of $453,449 for the three months ended June 30, 2018.

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

During the six months ended June 30, 2018 our income tax benefit related to return to provision adjustments for the 2017 year and a benefit recorded for net operation losses that can be used to offset future deferred tax liabilities associated with goodwill. These benefits were partially offset by state income taxes for our consolidated U.S. entities as well as taxes related to income derived in foreign jurisdictions at the applicable statutory tax rates. During the six months ended June 30, 2018, we have recorded a full valuation allowance against the majority of our U.S. net operating loss deferred tax assets, so there is no tax benefit recorded on the income statement for those losses. For the six months ended June 30, 2017, our income tax benefit related to losses incurred by our consolidated U.S. entities offset by a small amount of tax expense related to income derived in foreign jurisdictions at the applicable statutory tax rates.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of operating cash inflows are payments from customers for use of our marketing automation technology platform. Such payments are primarily received monthly from customers but can sometimes be received annually in advance of providing the services, yielding a deferred revenue liability on our consolidated balance sheet. In addition, in March 2018, the Company issued $8.0 million of convertible notes and received $7.9 million in cash net of debt issuance costs. The Company also received $2.0 million in cash tax refunds in 2018 associated with U.S. net operating loss carrybacks. To provide additional financing flexibility, the Company also has a credit facility in place. No amounts have been borrowed under the facility to date and based on the borrowing base calculations, approximately $2.1 million was available under the facility as of June 30, 2018.

Our primary sources of cash outflows from operations include payroll and payments to vendors and third-party service providers.

Analysis of Cash Flows

Net cash used in operating activities decreased by $1,531,932 to $755,948 used in operations for the six months ended June 30, 2018, compared to $2,287,880 used in operations for the six months ended June 30, 2017. The decrease in cash used in operating activities was attributable primarily to the $2.0 million tax refund received in June 2018.

Net cash used in investing activities was $188,118 and net cash provided by investing activities was $802,401 during the six months ended June 30, 2018, and June 30, 2017, respectively. The change in cash used for investing activities is primarily related to the receipt of the final payout from the sale of the SMTP product.

Net cash provided by financing activities was $8.1 million during the six months ended June 30, 2018, compared to $1,359 net cash received in financing activities of during the six months ended June 30, 2017. The majority of the net cash provided by financing activities is related the Company’s issuance $8 million of convertible notes during the first quarter of 2018. In addition to the $8 million dollars received, the Company also incurred approximately $142,000 in debt issuance costs.

We had net working capital of approximately $12.3 million and $7.5 million as of June 30, 2018 and December 31, 2017, respectively. Our cash balance was $12.5 million at June 30, 2018 compared to $5.4 million at December 31, 2017, reflecting the net $7.9 million received from the issuance of convertible notes in March 2018, offset by cash used from operations.

Contractual Obligations

The Company currently rents its primary office facility under a five year lease which started in September 2016 (the “2016 Lease”). On April 18, 2018, the Company entered into a lease for the Company’s new principal office (the “2018 Lease”) to lease approximately 25,000 square feet of office space. The term of the 2018 Lease is ten years, beginning on the date on which the Company takes possession of and occupies all or any part of the premises for normal business activities, which is expected to be in the fourth quarter of 2018. The term may be extended for an additional 5 years in incremental one-year periods, subject to certain conditions described in the 2018 Lease. Base rent for the first year of the 2018 Lease is approximately $619,000, with increases in base rent occurring every two years. In conjunction with the signing of the 2018 Lease, the Company has agreed to assign the 2016 Lease to the landlord from the 2018 Lease (the “Assignment”). If the landlord shall fail to pay the 2016 Lease obligations under the Assignment, the Company will be obligated to pay the obligations, but has a contractual right to reduce its payments to the landlord related to the 2018 Lease by equal amounts. In the below table of future contractual payments, the Company has reflected the 2016 Lease through October 31, 2018 and the 2018 Lease thereafter reflecting the estimated commencement date 2018 Lease and Assignment of the 2016 Lease.

Most of our service contracts are also on a month-to-month basis. However, from time to time, we enter into non-cancelable service contracts including longer-term contracts and payments for the acquisition of customer relationships from resellers. Future minimum lease payments and payments due under non-cancelable service contracts are as follows as of June 30, 2018:

Remainder of 2018	$326,177
2019	618,557
2020	623,009
2021	645,265
2022	649,717
2023	671,973
Thereafter	3,408,119
Total	$6,942,817

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

Item 3.
Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2018. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2018 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Company Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

Not applicable.

Item 1A.    Risk Factors.

The following risk factors supplement the Risk Factors described in the Company’s annual report on Form 10-K for the year ended December 31, 2017 and should be read in conjunction therewith.

Risks Related to our Convertible Notes

As described in Note 5 – Convertible Notes to the Consolidated Financial Statements and Part I. Item 1. of this report on Form 10-Q, on March 28, 2018, the Company issued $8.0 million aggregate principal amount of convertible notes (the “Notes”). Interest accrues at a rate of 5.0% per year and is “payable in kind” annually in the form of the issuance of additional notes (“PIK Notes”). The aggregate principal amount of the Note and the PIK Notes will be due and payable in full on the fifth anniversary of the date of the Notes.

If the Notes are converted, the Company will issue a significant number of shares of common stock, and the ownership interests of existing stockholders will be significantly diluted.

The holder of the Notes may convert the Notes into shares of the Company’s common stock at any time prior to maturity at a fixed conversion price of $7.50 per share. If the Notes are converted by the holder, a minimum of 1,080,573 new shares of the Company’s common stock will be issued (as of June 30, 2018) and the ownership interest of existing stockholders will be significantly diluted. The number of shares to be issued upon conversion of the Notes will increase over time with the issuance of additional PIK Notes, which will increase the potential dilution of the ownership interests of existing stockholders.

Under certain circumstances, the Company will be required to register with the SEC the resale of shares of common stock held by the holder of the Notes or issued upon conversion of the Notes, which may not be aligned with Company priorities or the interests of other stockholders.

If the Notes are converted into shares of the Company’s common stock, if the Company elects to repay the Notes with shares of common stock, or under other specified circumstances, the holder of the Notes (or the underlying shares) will be entitled to demand and piggyback registration rights with respect to resales of the shares. These rights may adversely affect the market for and the market price of the Company’s common stock, the Company’s ability to raise capital in the future to fund working capital, capital expenditures, acquisitions, general corporate or other purposes, or the timing or terms of any such capital raise.

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
●
The Notes limit the Company’s ability to incur senior secured debt in excess of 18.6% of the Company’s trailing 12-month revenues; and
●
Additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may have higher costs and contain restrictive covenants or may not be available to us.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Date	Security/Value
June 2018	Common Stock – 5,283 shares of common stock issued pursuant to cashless warrant exercises with an exercise price of $7.81.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions.  We relied on Section 4(a)(2) and/or Regulation D of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

Item 3.    Defaults Upon Senior Securities.

Not Applicable.

Item 4.    Mine Safety Disclosures.

Not Applicable.

Item 5.    Other Information.

Not Applicable.

Item 6.    Exhibits.

INDEX TO EXHIBITS

SEC ReferenceNumber	Title of Document	Location
10.1	Office Lease Agreement with Celebration Pointe Office Partners II, LLC dated April 18, 2018	Incorporated by reference to our Form 8-K filed April 19, 2018
10.2	Assignment of Tenant’s Interest and Assumption of Lease with Celebration Pointe Office Partners II, LLC dated April 18, 2018	Incorporated by reference to our Form 8-K filed April 19, 2018
10.3	Amendment to Office Lease Agreement with Celebration Pointe Office Partners II, LLC dated June 28, 2018	Filed herewith
10.4	Loan Agreement dated March 21, 2016, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to the Company’s Form 8-K filed on March 22, 2016
10.5	Intellectual Property Security Agreement dated March 21, 2016, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to the Company’s Form 8-K filed on March 22, 2016
10.6	Loan and Security Modification Agreement dated October 25, 2017, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to the Company’s Form 8-K filed on October 30, 2017
10.7	Loan and Security Modification Agreement dated April 30, 2018, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to the Company’s Form 8-K filed on May 1, 2018
10.8	SharpSpring, Inc. 2010 Restated Employee Stock Plan	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101	XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SharpSpring, Inc.

By:	/s/Richard A. Carlson
Richard A. Carlson
Chief Executive Officer and President (Principal Executive Officer) Date: August 13, 2018

SharpSpring, Inc.

By:	/s/ Edward Lawton
Edward Lawton Chief Financial Officer
(Principal Financial Officer) Date: August 13, 2018