Form 10-Q
period 2018-09-30
SharpSpring, Inc.
filed 2018-11-13
CIK 1506439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36280

SharpSpring, Inc.
(Exact name of registrant as specified in its charter)

Delaware	05-0502529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5001 Celebration Pointe Avenue Suite 410 Gainesville, FL	32608
(Address of principal executive offices)	(Zip Code)

888-428-9605
(Registrant’s telephone number, including area code)

550 SW 2nd Avenue, Gainesville, FL 32601
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,589,474 shares of common stock as of November 9, 2018.

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as amended pursuant to Form 10-K/A, and under Part II, Item 1.A “Risk Factors” contained in this report on Form 10-Q. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Item 1.
Financial Statements.

SharpSpring, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$11,183,784	$5,399,747
Accounts receivable, net of allowance for doubtful accounts of $175,561 and $526,127 at September 30, 2018 and December 31, 2017, respectively	741,160	639,959
Income taxes receivable	2,109	2,132,616
Other current assets	1,081,498	899,127
Total current assets	13,008,551	9,071,449

Property and equipment, net	908,165	799,145
Goodwill	8,867,319	8,872,898
Intangibles, net	1,981,000	2,326,000
Other long-term assets	644,321	612,631
Total assets	$25,409,356	$21,682,123

Liabilities and Shareholders' Equity
Accounts payable	$1,196,504	$504,901
Accrued expenses and other current liabilities	639,883	625,680
Deferred revenue	338,419	279,818
Income taxes payable	87,565	171,384
Total current liabilities	2,262,371	1,581,783

Deferred income taxes	14,229	168,132
Convertible notes, including accrued interest	8,261,505	-
Convertible notes embedded derivative	240,284	-
Total liabilities	10,778,389	1,749,915
Commitments and contingencies (Note 12)

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value, Authorized shares-50,000,000; issued shares-8,609,474 at September 30, 2018 and 8,456,061 at December 31, 2017; outstanding shares-8,589,474 at September 30, 2018 and 8,436,061 at December 31, 2017	8,609	8,456
Additional paid in capital	30,045,943	28,362,397
Accumulated other comprehensive loss	(237,294)	(480,762)
Accumulated deficit	(15,102,291)	(7,873,883)
Treasury stock	(84,000)	(84,000)
Total shareholders' equity	14,630,967	19,932,208

Total liabilities and shareholders' equity	$25,409,356	$21,682,123

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$4,873,329	$3,411,580	$13,500,281	$9,681,433

Cost of services	1,472,410	1,210,088	4,380,069	3,776,353
Gross profit	3,400,919	2,201,492	9,120,212	5,905,080

Operating expenses:
Sales and marketing	2,640,697	1,702,221	7,368,128	4,788,032
Research and development	1,106,995	703,392	3,065,689	2,094,310
General and administrative	1,518,106	1,353,972	4,368,744	3,941,878
Non-employee stock issuance expense	508,561	-	508,561	-
Intangible asset amortization	115,000	132,298	345,000	395,690

Total operating expenses	5,889,359	3,891,883	15,656,122	11,219,910

Operating loss	(2,488,440)	(1,690,391)	(6,535,910)	(5,314,830)
Other income (expense), net	(243,956)	(2,708)	(513,759)	75,897
Change in fair value of embedded derivative features	27,295	-	(426,154)	-

Loss before income taxes	(2,705,101)	(1,693,099)	(7,475,823)	(5,238,933)
Income tax expense (benefit)	5,130	(111,059)	(247,415)	(1,004,899)
Net loss	$(2,710,231)	$(1,582,040)	$(7,228,408)	$(4,234,034)

Basic net loss per share	$(0.32)	$(0.19)	$(0.85)	$(0.51)
Diluted net loss per share	$(0.32)	$(0.19)	$(0.85)	$(0.51)

Shares used in computing basic net (loss) income per share	8,530,858	8,399,920	8,482,976	8,383,639
Shares used in computing diluted net (loss) income per share	8,530,858	8,399,920	8,482,976	8,383,639

Other comprehensive income (loss):
Foreign currency translation adjustment	(30,526)	(9,393)	243,468	(154,735)
Comprehensive loss	$(2,740,757)	$(1,591,433)	$(6,984,940)	$(4,388,769)

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(7,228,408)	$(4,234,034)
Adjustments to reconcile loss from operations:
Depreciation and amortization	632,132	602,780
Non-cash stock compensation	710,879	559,437
Non-employee stock issuance expense	508,561	-
Deferred income taxes	(153,890)	24,775
Loss on disposal of property and equipment	-	3,481
Non-cash interest	204,301	-
Change in fair value of embedded derivative features	426,154	-
Amortization of debt issuance costs	12,991	-
Unearned foreign currency gain/loss	290,386	52,346
Changes in assets and liabilities:
Accounts receivable	(103,463)	618,140
Other assets	(215,890)	(134,162)
Income taxes, net	2,050,292	(680,297)
Accounts payable	669,474	366,469
Accrued expenses and other current liabilities	27,784	(323,378)
Deferred revenue	59,972	(13,093)
Net cash used in operating activities	(2,108,725)	(3,157,536)

Cash flows from investing activities
Acquisition of business, net of cash acquired	-	-
Purchases of property and equipment	(396,153)	(148,555)
Acquisitions of customer assets from resellers	-	(64,268)
Proceeds from the sale of discontinued operations	-	1,000,000
Net cash (used in) provided by investing activities	(396,153)	787,177

Cash flows used in financing activities:
Proceeds from issance of convertible note	8,000,000	-
Debt issuance costs	(141,657)	-
Proceeds from exercise of stock options	449,259	18,859
Proceeds from issuance of common stock	-	-
Repurchase of common stock	-	-
Excess tax benefits from share-based payments	-	-
Net cash provided by financing activities	8,307,602	18,859

Effect of exchange rate on cash	(18,687)	17,009

Change in cash and cash equivalents	5,784,037	(2,334,491)

Cash and cash equivalents, beginning of period	5,399,747	8,651,374

Cash and cash equivalents, end of period	$11,183,784	$6,316,883

Supplemental information on consolidated statements of cash flows:
Cash paid (received) for income taxes	$(2,105,913)	$98,637

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Organization

SharpSpring, Inc. (the “Company”) provides a cloud-based marketing automation solution. SharpSpring is designed to increase the rates at which businesses generate leads and convert leads to sales opportunities by improving the way businesses communicate with customers and prospects. Our products are marketed directly by us and through a small group of reseller partners to customers around the world.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, deposits, embedded derivatives (associated with our convertible notes) and accounts payable. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items. The fair value of the embedded derivatives associated with our convertible notes is calculated using Level 3 unobservable inputs, utilizing a probability-weighted expected value model to determine the liability. The fair value of the embedded derivatives at September 30, 2018 and December 31, 2017 was a liability balance of $240,284 and zero, respectively. The change in fair value for the three and nine months ending September 30, 2018 was a loss of $27,295 and gain of $426,154, respectively.

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

The following table presents the balances of accounts receivable as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Accounts receivable	$219,620	$611,293
Unbilled receivables	697,101	554,793
Gross receivables	$916,721	$1,166,086
Allowance for doubtful accounts	(175,561)	(526,127)
Accounts receivable and unbilled receivables, net	$741,160	$639,959

During the nine months ended September 30, 2018, the Company wrote off approximately $351,000 of accounts receivable against the allowance for doubtful accounts, with zero net loss recognized in the period as the accounts were already fully reserved.

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

Goodwill and Impairment

As of September 30, 2018, and December 31, 2017, we had recorded goodwill of $8,867,319 and $8,872,898, respectively. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the SharpSpring and GraphicMail acquisitions. Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350, “Intangibles - Goodwill and Other” deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-10, and written down when impaired.

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

Estimated amortization expense of debt issuance costs for the remainder of 2018 and subsequent years is as follows:

Remainder of 2018	$6,359
2019	26,455
2020	27,855
2021	29,322
2022	30,862
2023	7,813
Total	$128,666

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

In determining the provision for income taxes, the Company uses statutory tax rates and tax planning opportunities available to the Company in the jurisdictions in which it operates. This includes recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns to the extent pervasive evidence exists that they will be realized in future periods. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which are expected to be in effect in the years in which the temporary differences are expected to reverse. In accordance with the Company’s income tax policy, significant or unusual items are separately recognized in the period in which they occur. The Company is subject to routine examination by domestic and foreign tax authorities and frequently faces challenges regarding the amount of taxes due.  These challenges include positions taken by the Company related to the timing, nature and amount of deductions and the allocation of income among various tax jurisdictions. As of September 30, 2018, the Company is being examined by the U.S. tax authorities related to the 2016 and 2017 tax years. The Company does not expect any material adjustments as a result of the audit.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred. Depreciation expense related to property and equipment was $125,416 and $71,899 for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense related to property and equipment was $287,132 and $207,090 for the nine months ended September 30, 2018 and 2017, respectively. Repairs and maintenance costs are expensed as incurred.

Property and equipment as of September 30, 2018 and December 31, 2017 is as follows:

	September 30,	December 31,
	2018	2017
Property and equipment, net:
Leasehold improvements	$128,122	$128,122
Furniture and fixtures	524,698	355,033
Computer equipment and software	976,467	776,201
Total	1,629,287	1,259,356
Less: Accumulated depreciation and amortization	(721,122)	(460,211)
	$908,165	$799,145

Useful lives are as follows:

Leasehold improvements	3-5 years
Furniture and fixtures	3-5 years
Computing equipment	3 years
Software	3-5 years

Revenue Recognition

The Company recognizes revenue from its services when it is probable that the economic benefits associated with the transactions will flow to the Company and the amount of revenue can be measured reliably. All significant sources of revenue are the result of a contract with a customer, and as such meet all of the requirements of recognizing revenue in accordance with FASB ASC 606. For the three months ended September 30, 2018 and September 30, 2017 revenue from contracts with customers was $4.9 million and $3.4 million, respectively. For the nine months ended September 30, 2018 and September 30, 2017 revenue from contracts with customers was $13.5 million and $9.7 million, respectively.

For the Company’s internet-based SharpSpring marketing automation solution, the services are typically offered on a month-to-month basis with a fixed fee charged in arrears depending on the size of the engagement with the customer. Monthly fees are recorded as revenue during the month they are earned. Some customers are charged annually in advance, for which revenues are deferred and recorded ratably over the subscription period. The Company also charges transactional-based fees if monthly volume limitations are reached or other chargeable activity occurs. Additionally, customers are typically charged an upfront implementation and training fee. The upfront implementation and training fees represent short-term “use it or lose it” services offered for a flat fee. Such flat fees are recognized over the service period, which is typically 60 days.

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

Deferred Revenue

Deferred revenue consists of payments received in advance of the Company’s providing the services. Deferred revenue is earned over the service period identified in each contract. The majority of our deferred revenue balances (contract liabilities) arise from upfront implementation and training fees for its SharpSpring marketing automation solution that are paid in advance. These services are typically performed over a 60-day period, and the revenue is recognized over that period. Additionally, some of the Company’s customers pay for services in advance on a periodic basis (such as monthly, quarterly, annually or bi-annually). In situations where a customer pays in advance for a one-year service period, the deferred revenue is recognized over that service period. Deferred revenue balances were $279,818 and $280,159 as of December 31, 2017 and 2016, respectively. Deferred revenue during the three months ended September 30, 2018 and 2017 increased by $471,247 and $318,540, respectively. These increases were offset by revenue recognized of $452,150 and $293,577 during the same periods. Deferred revenue during the nine months ended September 30, 2018 and 2017 increased by $1,190,856 and $795,148, respectively. These increases were offset by revenue recognized of $1,131,162 and $800,491 during the same periods. The Company had deferred revenue contract liability balances of $338,419 and $279,818 as of September 30, 2018 and December 31, 2017, respectively. The Company expects to recognize 100% of the revenue on of these remaining performance obligations within 12 months.

Accrued Revenue

In cases where our customers pay for services in arrears, we accrue for revenue in advance of billings as long as the criteria for revenue recognition is met, thus creating a contract asset. A portion of our accounts receivable balance is therefore unbilled at each balance sheet date. The accrued revenue contract asset balances were $554,603 and $439,559 as of December 31, 2017 and 2016, respectively. Revenue billed that was included in accrued revenue at the beginning of the period for the three months ending September 30, 2018 and 2017 was $646,452 and $502,402, respectively. Revenue billed that was included in accrued revenue at the beginning of the period for the nine months ending September 30, 2018 and 2017 was $554,603 and $439,559, respectively. Accrued revenue not billed in the three and nine months ending September 30, 2018 and 2017 was $697,101 and $521,666, respectively. The Company had accrued revenue contract asset balances of $697,101 and $554,603 as of September 30, 2018 and December 31, 2017, respectively.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. At September 30, 2018 and December 31, 2017, the Company had cash balances at financial institutions that exceed federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

There were no customers that accounted for more than 10% of total revenue or 10% of total accounts receivable for any financial period presented.

Cost of Services

Cost of services consists primarily of direct labor costs associated with support and customer onboarding, and technology hosting and license costs associated with the cloud-based platform.

Credit Card Processing Fees

Credit card processing fees are included as a component of general and administrative expenses and are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising and marketing expenses, excluding marketing team costs, were $1,443,534 and $831,642 for the three months ended September 30, 2018 and 2017, respectively. Advertising and marketing expenses were $4,187,234 and $2,174,590 for the nine months ended September 30, 2018 and 2017, respectively.

Capitalized Cost of Obtaining a Contract

The Company capitalizes sales commission costs which are incremental to obtaining a contract. We expense costs that are related to obtaining a contract, but are not incremental such as other sales and marketing costs and other costs that would be incurred regardless of if the contract was obtained. Capitalized costs are amortized using the straight-line amortization over the estimated weighted average life of the customer, which we have estimated to be 3 years. At September 30, 2018 the net carrying value of the capitalized cost of obtaining a contract was $1,281,715, of which $683,341 is included in other current assets and $598,374 is included in other long-term assets. At December 31, 2017, the net carrying value of the capitalized cost of obtaining a contract was $1,218,833, of which $631,203 is included in other current assets and $587,630 is included in other long-term assets. The Company amortized expenses for the costs of obtaining contracts of $194,479 and $147,523 for the three months ended September 30, 2018 and 2017, respectively. Such capitalized cost adjustments have been retroactively applied to prior periods. The Company amortized expenses for the costs of obtaining contracts of $557,718 and $389,674 for the nine months ended September 30, 2018 and 2017, respectively. Such capitalized cost adjustments have been retroactively applied to prior periods.

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

	Historical Accounting Method	Effect of Adoption of New ASU	As Adjusted
Three Months Ended September 30, 2018
Sales and Marketing Expense	2,673,869	(33,172)	2,640,697
Total operating expense	5,922,531	(33,172)	5,889,359
Operating loss	(2,521,612)	33,172	(2,488,440)
Loss before income taxes	(2,738,273)	33,172	(2,705,101)
Benefit for income tax	5,130	-	5,130
Net loss	(2,743,403)	33,172	(2,710,231)
Basic net loss per share	(0.32)	-	(0.32)
Diluted net loss per share	(0.32)	-	(0.32)

Nine Months Ended September 30, 2018
Sales and Marketing Expense	7,431,010	(62,882)	7,368,128
Total operating expense	15,719,004	(62,882)	15,656,122
Operating loss	(6,598,792)	62,882	(6,535,910)
Loss before income taxes	(7,538,705)	62,882	(7,475,823)
Benefit for income tax	(247,415)	-	(247,415)
Net loss	(7,291,290)	62,882	(7,228,408)
Basic net loss per share	(0.86)	0.01	(0.85)
Diluted net loss per share	(0.86)	0.01	(0.85)

Balance as of September 30, 2018
Other current assets	398,157	683,341	1,081,498
Other long-term assets	45,947	598,374	644,321
Total assets	24,127,641	1,281,715	25,409,356
Accumulated deficit	(16,384,006)	1,281,715	(15,102,291)

	Historical Accounting Method	Effect of Adoption of New ASU	As Adjusted
Three Months Ended September 30, 2017
Sales and Marketing Expense	1,801,701	(99,480)	1,702,221
Total operating expense	3,991,363	(99,480)	3,891,883
Operating loss	(1,789,871)	99,480	(1,690,391)
Loss before income taxes	(1,792,579)	99,480	(1,693,099)
Benefit for income tax	(111,059)	-	(111,059)
Net loss	(1,681,520)	99,480	(1,582,040)
Basic net loss per share	(0.20)	0.01	(0.19)
Diluted net loss per share	(0.20)	0.01	(0.19)

Nine Months Ended September 30, 2017
Sales and Marketing Expense	5,025,539	(237,507)	4,788,032
Total operating expense	11,457,417	(237,507)	11,219,910
Operating loss	(5,552,337)	237,507	(5,314,830)
Loss before income taxes	(5,476,440)	237,507	(5,238,933)
Benefit for income tax	(1,004,899)	-	(1,004,899)
Net loss	(4,471,541)	237,507	(4,234,034)
Basic net loss per share	(0.53)	0.03	(0.51)
Diluted net loss per share	(0.53)	0.03	(0.51)

Balance as of December 31, 2017
Other current assets	267,924	631,203	899,127
Other long-term assets	25,000	587,631	612,631
Total assets	20,463,289	1,218,834	21,682,123
Accumulated deficit	(9,092,717)	1,218,834	(7,873,883)

Note 3: Goodwill and Other Intangible Assets

Intangible assets are as follows:

	As of September 30, 2018
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$120,000	$(110,746)	$9,254
Technology	2,130,000	(890,500)	1,239,500
Customer relationships	4,108,010	(3,375,764)	732,246
Unamortized intangible assets:	6,358,010	(4,377,010)	1,981,000
Goodwill			8,867,319
Total goodwill and intangible assets			$10,848,319

Estimated amortization expense for the remainder of 2018 and subsequent years is as follows:

Remainder of 2018	$115,000
2019	381,000
2020	332,000
2021	280,000
2022	228,000
2023	180,000
Thereafter	465,000
Total	$1,981,000

Amortization expense for the three months ended September 30, 2018 and 2017 was $115,000 and $132,298, respectively. Amortization expense for the nine months ended September 30, 2018 and 2017 was $345,000 and $395,690, respectively.

Note 4: Credit Facility

In March 2016, the Company entered into a $2.5 million revolving loan agreement (the “Credit Facility”) with Western Alliance Bank. The facility originally matured on March 21, 2018 and was amended to mature on March 31, 2020. There are no mandatory amortization provisions and the Credit Facility is payable in full at maturity. Loan proceeds accrue interest at the higher of Western Alliance Bank’s Prime interest rate (5.25% as of September 30, 2018) or 5.00%, plus 2.00%. The Credit Facility is collateralized by a lien on substantially all of the existing and future assets of the Company and secured by a pledge of 100% of the capital stock of SharpSpring Technologies, Inc. and a 65% pledge of the Company’s foreign subsidiaries’ stock. The Credit Facility subjects the Company to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions. The Credit Facility also restricts our ability to pay cash dividends on our common stock. There are no amounts outstanding under the Credit Facility and no events of default occurred.

Note 5: Convertible Notes

On March 28, 2018, we issued $8.0 million in aggregate principal amount of convertible notes (the “Notes”). Interest accrues at a rate of 5.0% per year and is “payable in kind” annually in the form of the issuance of additional notes (“PIK Notes”). The principal amount of the Note and the PIK Notes are due and payable in full on the fifth anniversary of the date of the Notes. The Company shall have the right to extend the maturity date for up to nine months on up to three separate occasions, with interest accruing at a rate of 10% during any such extension periods. The Notes are convertible into shares of the Company’s common stock at any time by the holder at a fixed conversion price of $7.50 per share, subject to customary adjustments for specified corporate events. Additionally, if the Notes and PIK Notes are not converted into common stock by the holder, at the maturity date, the Company may elect to convert all outstanding Notes and PIK Notes into shares of the Company’s common stock at a conversion price equal to 80% of the volume weighted average closing price of the Company’s common stock for the 30 trading days prior to an including the maturity date. We received net proceeds from the offering of approximately $7.9 million after adjusting for debt issue costs, including financial advisory and legal fees.

The Notes are unsecured obligations and are subordinate in right of payment to the Credit Facility (Note 4). So long as any Notes are outstanding, except as the investor may otherwise agree in writing, the Company shall at no time (i) have outstanding senior indebtedness in an aggregate amount exceeding 18.6% of the Company’s trailing twelve-month revenue, (ii) incur any indebtedness that is both junior in right of payment to the obligations of the Company to its senior secured lender and senior to the Company’s obligations under the Notes or (iii) enter into any agreement with any lender or other third party that would (A) prohibit the Company from issuing PIK Notes at any time or under any circumstances or (B) prohibit the conversion of the Notes in accordance with their terms at any time or under any circumstances. Prior to the issuance of the Notes, the Company had no outstanding indebtedness for borrowed money. The holder of the Notes must notify the Company at least 120 days prior to the maturity of the Notes of its election to convert the Notes.

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

The Company would be required to accelerate and issue the PIK Notes through the maturity of the Notes if the Company elects to convert the Notes prior to maturity (which it can do upon certain conditions) or if there is a change in control. Pursuant to accounting guidance, for each of these situations, the Company determined that the economic characteristics of these “make whole” features were not considered clearly and closely related to the Company’s stock. Accordingly, these features were determined to be “embedded derivatives” and were bifurcated from the Notes and separately accounted for on a combined basis at fair value as a single derivative. The fair value of the derivatives as of September 30, 2018 was a liability of $240,284 which is included within the non-current liabilities on the balance sheet. The derivative is being accounted for at fair value, with subsequent changes in the fair value to be reported as part of Other income (expense), net in the Consolidated Statement of Operations.

Additionally, the investor’s conversion option was analyzed for embedded derivative treatment, but the conversion option qualifies for a scope exception as it is considered to be clearly and closely related to the Company’s stock.
The net carrying amount of the Notes at September 30, 2018 was as follows:

September 30, 2018
Principal amount	$8,000,000
Accrued interest paid-in-kind	204,301
Unamortized debt issuance costs	(128,666)
Original embedded derivative conversion feature	185,870
Net carrying value	$8,261,505

We incurred certain third-party costs in connection with our issuance of the Notes, principally related to financial advisory and legal fees, which are being amortized to interest expense ratably over the five-year term of the Notes.
The following table sets forth total interest expense related to the Notes for the period ended September 30, 2018:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2018
Contractual interest paid-in-kind expense (non-cash)	$100,000	$204,301
Amortization of debt issuance costs (non-cash)	6,359	12,991
Total interest expense	$106,359	$217,292
Effective interest rate	5.3%	5.3%

Note 6: Changes in Accumulated Other Comprehensive Income (Loss)

Foreign Currency
Translation
Adjustment
Balance as of December 31, 2017	$(480,762)
Other comprehensive income (loss) prior to reclassifications	-
Amounts reclassified from accumulated other comprehensive income	-
Tax effect	-
Net current period other comprehensive loss	243,468
Balance as of September 30, 2018	$(237,294)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(2,710,231)	$(1,582,040)	$(7,228,408)	$(4,234,034)

Basic weighted average common shares outstanding	8,530,858	8,399,920	8,482,976	8,383,639
Add incremental shares for:
Warrants	-	-	-	-
Stock options	-	-	-	-
Convertible notes	-	-	-	-
Diluted weighted average common shares outstanding	8,530,858	8,399,920	8,482,976	8,383,639

Net loss per share:
Basic	$(0.32)	$(0.19)	$(0.85)	$(0.51)
Diluted	$(0.32)	$(0.19)	$(0.85)	$(0.51)

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

	Three and Six Months Ended
	September 30,
	2018	2017
Warrants	30,000	170,973
Stock options	1,475,689	1,323,726
Convertible notes	1,093,907	-

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

During the three months ended September 30, 2018 and 2017, the Company recorded income tax expense of $5,130 and income tax benefit of $111,059, respectively. During the nine months ended September 30, 2018 and 2017, the Company recorded income tax benefit of $247,415 and income tax benefit of $1,004,899, respectively. The blended effective tax rate for the nine months ending September 30, 2018 and 2017 was 3% and 18%, respectively. The blended effective tax rate varies from our statutory U.S. tax rate due to income generated in certain other jurisdictions at various tax rates, the effect of changes in estimates related to the 2017 federal NOL carryback, and changes in the valuation allowance related to indefinite-lived deferred tax liabilities.

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

At September 30, 2018 and December 31, 2017, we have established a valuation allowance of $3.7 million and $1.9 million, respectively, against certain deferred tax assets given the uncertainty of recoverability of these amounts.

Note 9: Defined Contribution Retirement Plan

Starting in 2016, we offered our U.S. employees the ability to participate in a 401(k) plan. Eligible U.S. employees may contribute up to 100% of their eligible compensation, subject to limitations established by the Internal Revenue Code. The Company contributes a matching contribution equal to 100% of each such participant’s contribution up to the first 3% of their annual eligible compensation. We charged $64,679 and $53,886 to expense in the three months ended September 30, 2018 and 2017, respectively, associated with our matching contribution in those periods. We charged $186,614 and $144,960 to expense in the nine months ended September 30, 2018 and 2017, respectively, associated with our matching contribution in those periods.

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

Option awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

Nine months Ended September 30,
	2018	2017

Volatility	48 – 49%	48-49%
Risk-free interest rate	2.34% - 2.99%	1.85% - 2.26%
Expected term	6.25 years	6.25 years

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2018 and 2017 was $2.88 and $2.05, respectively.

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

Stock option awards are expensed on a straight-line basis over the requisite service period. During the three months ended September 30, 2018 and 2017, the Company recognized expense of $192,202 and $137,673, respectively, associated with stock option awards. During the nine months ended September 30, 2018 and 2017, the Company recognized expense of $575,081 and $384,787, respectively, associated with stock option awards. At September 30, 2018, future stock compensation expense associated with stock options (net of estimated forfeitures) not yet recognized was $1,673,464 and will be recognized over a weighted average remaining vesting period of 2.9 years. The following summarizes stock option activity for the nine months ended September 30, 2018:

		Weighted	Weighted	Aggregate
	Number of	Average	Average Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2017	1,069,330	$5.11	7.0	$36,693

Granted	575,850	5.43
Exercised	(85,673)	5.33
Expired	(35,481)	7.60
Forfeited	(48,337)	4.78
Outstanding at September 30, 2018	1,475,689	$5.17	8.1	$13,057,617
		5.13
Exercisable at September 30, 2018	575,312	$5.30	7.2	$5,114,851

The total intrinsic value of stock options exercised during the three months ended September 30, 2018 was $246,672 while the total intrinsic value of stock options exercised during the nine months ended September 30, 2018 was $404,273. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2017 was $32,960.

Stock Awards
During the three months ended September 30, 2018 and 2017, the Company issued 5,184 and 14,489 shares, respectively, to non-employee directors as compensation for their service on the board. Such stock awards are immediately vested. During the nine months ended September 30, 2018 and 2017, the Company issued 21,054 and 38,159 shares, respectively, to non-employee directors as compensation for their service on the board. Such stock awards are immediately vested.

Stock awards are valued based on the closing price of our common stock on the date of grant, and compensation cost is recorded on a straight-line basis over the share vesting period. The total fair value of stock awards granted, vested and expensed during the three months ended September 30, 2018 and 2017 was $57,457 and $62,013, respectively. The total fair value of stock awards granted, vested and expensed during the nine months ended September 30, 2018 and 2017 was $143,268 and $174,650, respectively. As of September 30, 2018, there was no unrecognized compensation cost related to stock awards. As of September 30, 2018, there was no unrecognized compensation cost related to stock awards.

Additionally, during the three months ended September 30, 2018, the Company issued 36,274 shares to a service provider to satisfy a performance-based contractual arrangement. The Company recorded an expense of approximately $509,000 associated with this issuance in the third quarter of 2018. These shares were not issued from the 2010 Stock Incentive Plan.

Note 11: Warrants

During 2014, the Company issued warrants to certain service providers. The following table summarizes information about the Company’s warrants at September 30, 2018:

		Weighted	Weighted
	Number of	Average	Average Remaining	Intrinsic
	Units	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2017	80,000	7.81	2.1	33,660

Granted	-	-
Exercised	(50,000)	7.81
Cancelled	-	$-
Outstanding at September 30, 2018	30,000	7.81	1.3	186,225

Exercisable at September 30, 2018	30,000	7.81	1.3	186,225

Note 12: Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. The Company is not currently a party to any litigation of a material nature.

Operating Leases and Service Contracts

The Company currently rents its primary office facility under a five-year lease which started in September 2016 (the “2016 Lease”). On April 18, 2018, the Company entered into a lease for the Company’s new principal office (the “2018 Lease”) to lease approximately 25,000 square feet of office space. The term of the 2018 Lease is ten years, beginning on, November 1, 2018, the date in which the Company took possession of and occupied the premises for normal business activities. The term may be extended for an additional 5 years in incremental one-year periods, subject to certain conditions described in the 2018 Lease. Base rent for the first year of the 2018 Lease is approximately $619,000, with increases in base rent occurring every two years. In conjunction with the signing of the 2018 Lease, the Company has agreed to assign the 2016 Lease to the landlord from the 2018 Lease (the “Assignment”). If the landlord shall fail to pay the 2016 Lease obligations under the Assignment, the Company will be obligated to pay the obligations, but has a contractual right to reduce its payments to the landlord related to the 2018 Lease by equal amounts. In the below table of future contractual payments, the Company has reflected the 2016 Lease through October 31, 2018 and the 2018 Lease thereafter, reflecting the approximate commencement date of the 2018 Lease and Assignment of the 2016 Lease.

Most of the Company’s service contracts are on a month-to-month basis, however, some contracts and agreements extend out to longer periods. Future minimum lease payments and payments due under non-cancelable service contracts are as follows as of September 30, 2018:

Remainder of 2018	$248,244
2019	646,682
2020	623,009
2021	645,265
2022	649,717
2023	671,973
Thereafter	3,408,119
Total	$6,893,009

Employment Agreements

The Company has employment agreements with several members of its leadership team and executive officers.

Note 13: Disaggregation of Revenue

The Company operates as one reporting segment. Operating segments are defined as components of an enterprise for which separate financial information in regularly evaluated by the chief operating decision makers (“CODM”), which is the Company’s chief executive office, in deciding how to allocate resources and assess performance. The Company does not present geographical information about revenues because it is impractical to do so. Disaggregated revenue for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue by Product:
Mail + Product Revenue	$79,862	$172,873	$324,157	$504,085
Marketing Automation Revenue	4,793,467	3,238,707	13,176,124	9,177,348
Total Revenue	$4,873,329	$3,411,580	$13,500,281	$9,681,433

Revenue by Type:
Upfront Fees	$452,457	$280,228	$1,168,282	$774,356
Recurring Revenue	4,420,872	3,131,352	12,331,999	8,907,077
Total Revenue	$4,873,329	$3,411,580	$13,500,281	$9,681,433

Note 14: Cash Flows

The Statement of Cash Flows consists of cash flows from continuing operations except for $1.0 million from investing activities for the period ending September 30, 2017 noted on the face of the Statement of Cash Flows. This cash flow is the receipt of an escrowed accounts receivable related to the sale of a business in 2016 treated as a discontinued operation.

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

Results of Operations

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

				Percent
	Three Months Ended		Change	Change
	September 30,		from	from
	2018	2017	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$4,873,329	$3,411,580	$1,461,749	43%
Cost of Sales	1,472,410	1,210,088	262,322	22%
Gross Profit	$3,400,919	$2,201,492	$1,199,427	54%

Revenues increased for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily due to growth in our SharpSpring marketing automation customer base. Revenues also increased due to pricing changes implemented over the past year. Revenues for our flagship marketing automation platform increased to $4.8 million in the three months ended September 30, 2018 from $3.2 million in the three months ended September 30, 2017. This growth in revenues was slightly offset by reduced revenue from our SharpSpring Mail+ product which declined from approximately $173,000 in the three months ended September 30, 2017 to approximately $80,000 in the three months ended September 30, 2018.

Cost of services increased for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 primarily due to increased employee related costs associated with providing our technology platform to more customers and increased hosting cost with the growth of the Company. As a percentage of revenues, cost of services was 30% and 35% of revenues for the three months ended September 30, 2018 and 2017, respectively. This represents a year-over-year improvement in gross margin due to increased revenue scale and operating leverage.

				Percent
	Three Months Ended		Change	Change
	September 30,		from	from
	2018	2017	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$2,640,697	$1,702,221	$938,476	55%
Research and development	1,106,995	703,392	403,603	57%
General and administrative	1,518,106	1,353,972	164,134	12%
Non-employee stock issuance expense	508,561	-	508,561	n/a
Intangible asset amortization	115,000	132,298	(17,298)	-13%
Impairment of intangible assets	-	-	-	n/a
	$5,889,359	$3,891,883	$1,997,476	51%

Sales and marketing expenses increased for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase was primarily due to an increase in marketing program spending for various lead generation activities, which increased by approximately $600,000 compared to same period last year, and increased headcount costs.

Research and development expenses increased for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 primarily due to additional hiring of development and quality assurance staff since last year. Employee-related costs for this group increased by approximately $414,000 in the three months ended September 30, 2018 compared to the same period in 2017. Non-employee-related costs for this group were reduced by approximately $10,000 in the three months ended September 30, 2018 compared to the same period in 2017.

General and administrative expenses increased for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily due to higher employee related costs associated with business growth and increased credit card fees associated with higher credit card billings to customers. Depreciation expense also increased by approximately $54,000 primarily due to an acceleration of depreciation for leasehold improvements that are expected to be abandoned upon the assignment of the 2016 Lease in November 2018.

During the three months ended September 30, 2018, the Company issued 36,274 shares to a service provider to satisfy a performance-based contractual arrangement. The Company recorded an expense of approximately $509,000 associated with this issuance in the third quarter of 2018.

Amortization of intangible assets decreased for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 due primarily to the reduction of amortization related to the GraphicMail customer relationship intangibles that were fully depreciated at the end of 2017.

				Percent
	Three Months Ended		Change	Change
	September 30,		from	from
	2018	2017	Prior Year	Prior Year
Other
Other income (expense), net	$(243,956)	$(2,708)	$(241,248)	8909%
Change in fair value of embedded derivative features	27,295	-	27,295	n/a
Income tax expense (benefit)	5,130	(111,059)	116,189	-105%

Other income (expense) is generally related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency, as well as interest expense related to our convertible notes. Non-cash interest expense for the nine months ended September 30, 2018 and 2017 was $100,000 and zero, respectively.

We recorded a change in the valuation of convertible notes embedded derivatives of $27,295 for the three months ended September 30, 2018.

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

During the three months ended September 30, 2018 our income tax expense related to the operating loss for our consolidated U.S. entities offset by a small amount of tax expense related to income derived in foreign jurisdictions at the applicable statutory tax rates. During 2018, we have recorded a full valuation allowance against the majority of our U.S. net operating loss deferred tax assets, so there is no tax benefit recorded on the income statement for those losses. For the three months ended September 30, 2017, our income tax benefit related to losses incurred by our consolidated U.S. entities offset by a small amount of tax expense related to income derived in foreign jurisdictions at the applicable statutory tax rates.

Nine months Ended September 30, 2018 Compared to the Nine months Ended September 30, 2017

				Percent
	Nine Months Ended		Change	Change
	September 30,		from	from
	2018	2017	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$13,500,281	$9,681,433	$3,818,848	39%
Cost of Sales	4,380,069	3,776,353	603,716	16%
Gross Profit	$9,120,212	$5,905,080	$3,215,132	54%

Revenues increased for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to growth in our SharpSpring marketing automation customer base. Revenues also increased due to pricing changes implemented over the past year. Revenues for our flagship marketing automation platform increased to $13.2 million in the nine months ended September 30, 2018 from $9.2 million in the nine months ended September 30, 2017. This growth in revenues was slightly offset by reduced revenue from our SharpSpring Mail+ product which declined from approximately $504,000 in the nine months ended September 30, 2017 to approximately $324,000 in the nine months ended September 30, 2018.

Cost of services increased for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 primarily due to increased employee related and hosting costs associated with providing our technology platform to more customers compared to the prior period. As a percentage of revenues, cost of services was 32% and 39% of revenues for the nine months ended September 30, 2018 and 2017, respectively. This represents a year-over-year improvement in gross margin due to increased revenue scale and operating leverage.

				Percent
	Nine Months Ended		Change	Change
	September 30,		from	from
	2018	2017	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$7,368,128	$4,788,032	$2,580,096	54%
Research and development	3,065,689	2,094,310	971,379	46%
General and administrative	4,368,744	3,941,878	426,866	11%
Non-employee stock issuance expense	508,561	-	508,561	n/a
Intangible asset amortization	345,000	395,690	(50,690)	-13%
Impairment of intangible assets	-	-	-	n/a
	$15,656,122	$11,219,910	$4,436,212	40%

Sales and marketing expenses increased for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase was primarily due to an increase in marketing program spending for various lead generation activities, which increased by approximately $2.0 million compared to last year, and increased headcount costs.

Research and development expenses increased for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 primarily due to increased employment related costs related to additional hiring of development and quality assurance staff since last year. Employee-related costs for this group increased by approximately $1.0 million in the nine months ended September 30, 2018 compared to the same period in 2017.

General and administrative expenses increased for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to higher employee related costs associated with business growth and increased credit card fees associated with higher credit card billings to customers. Depreciation expense also increased by approximately $80,000 primarily due to an acceleration of depreciation for leasehold improvements that are expected to be abandoned upon the assignment of the 2016 Lease in November 2018.

During the nine months ended September 30, 2018, the Company issued 36,274 shares to a service provider to satisfy a performance-based contractual arrangement. The Company recorded an expense of approximately $509,000 associated with this issuance in the third quarter of 2018.

Amortization of intangible assets decreased for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due primarily to the reduction of amortization related to the GraphicMail customer relationship intangibles that were fully depreciated at the end of 2017.

				Percent
	Nine Months Ended		Change	Change
	September 30,		from	from
	2018	2017	Prior Year	Prior Year
Other
Other income (expense), net	$(513,759)	$75,897	$(589,656)	-777%
Change in fair value of embedded derivative features	$(426,154)	$-	$(426,154)	n/a
Income tax expense (benefit)	$(247,415)	$(1,004,899)	$757,484	-75%

Other income (expense) is generally related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency, as well as interest expense related to our convertible notes. Non-cash interest expense for the nine months ended September 30, 2018 and 2017 was approximately $204,000 and zero, respectively.

We recorded a change in the valuation of convertible notes embedded derivatives of $426,154 for the nine months ended September 30, 2018.

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

During the nine months ended September 30, 2018 our income tax benefit related to the operating loss for our consolidated U.S. entities offset by a small amount of tax expense related to income derived in foreign jurisdictions at the applicable statutory tax rates. During 2018, we have recorded a full valuation allowance against the majority of our U.S. net operating loss deferred tax assets, so there is no tax benefit recorded on the income statement for those losses. For the nine months ended September 30, 2017, our income tax benefit related to losses incurred by our consolidated U.S. entities offset by a small amount of tax expense related to income derived in foreign jurisdictions at the applicable statutory tax rates.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of operating cash inflows are payments from customers for use of our marketing automation technology platform. Such payments are primarily received monthly from customers but can sometimes be received annually in advance of providing the services, yielding a deferred revenue liability on our consolidated balance sheet. In addition, in March 2018, the Company issued $8.0 million of convertible notes and received $7.9 million in cash net of debt issuance costs. The Company also received $2.1 million in cash tax refunds in 2018 associated with U.S. net operating loss carrybacks. To provide additional financing flexibility, the Company also has a credit facility in place. No amounts have been borrowed under the facility to date and based on the borrowing base calculations, approximately $2.1 million was available under the facility as of September 30, 2018.

Our primary sources of cash outflows from operations include payroll and payments to vendors and third-party service providers.

Analysis of Cash Flows

Net cash used in operating activities decreased by $1,048,811 to $2.1 million used in operations for the nine months ended September 30, 2018, compared to $3.2 million used in operations for the nine months ended September 30, 2017. The decrease in cash used in operating activities was attributable primarily to the $2.0 million tax refund received in June 2018.

Net cash used in investing activities was $396,153 during the nine months ended September 30, 2018 and $787,177 provided during the nine months ended September 30, 2017. The change in cash used for investing activities is primarily related to the receipt of the final $1.0 million payout from the sale of the SMTP product during the nine months ended September 2017, and the increased investment in property and equipment in the nine months ended September 30, 2018.

Net cash provided by financing activities was $8.3 million during the nine months ended September 30, 2018, compared to $18,859 net cash received in financing activities during the nine months ended September 30, 2017. The majority of the net cash provided by financing activities is related the Company’s issuance $8.0 million of convertible notes during the first quarter of 2018, for which the Company received $7.9 million after debt issuance costs. The Company also received $464,259 in proceeds from the exercise of stock options during the nine months ended September 30, 2018.

We had net working capital of approximately $10.8 million and $7.5 million as of September 30, 2018 and December 31, 2017, respectively. Our cash balance was $11.2 million at September 30, 2018 compared to $5.4 million at December 31, 2017, reflecting the net $7.9 million received from the issuance of convertible notes in March 2018 and the $2.0 million tax refund received in June 2018, offset by cash used from operations.

Contractual Obligations

The Company currently rents its primary office facility under a five year lease which started in September 2016 (the “2016 Lease”). On April 18, 2018, the Company entered into a lease for the Company’s new principal office (the “2018 Lease”) to lease approximately 25,000 square feet of office space. The term of the 2018 Lease is ten years, beginning on November 1, 2018, the date in which the Company took possession of and occupied the premises for normal business activities. The term may be extended for an additional 5 years in incremental one-year periods, subject to certain conditions described in the 2018 Lease. Base rent for the first year of the 2018 Lease is approximately $619,000, with increases in base rent occurring every two years. In conjunction with the signing of the 2018 Lease, the Company has agreed to assign the 2016 Lease to the landlord from the 2018 Lease (the “Assignment”). If the landlord shall fail to pay the 2016 Lease obligations under the Assignment, the Company will be obligated to pay the obligations, but has a contractual right to reduce its payments to the landlord related to the 2018 Lease by equal amounts. In the below table of future contractual payments, the Company has reflected the 2016 Lease through October 31, 2018 and the 2018 Lease thereafter reflecting the estimated commencement date 2018 Lease and Assignment of the 2016 Lease.

Most of our service contracts are also on a month-to-month basis. However, from time to time, we enter into non-cancelable service contracts including longer-term contracts and payments for the acquisition of customer relationships from resellers. Future minimum lease payments and payments due under non-cancelable service contracts are as follows as of September 30, 2018:

Remainder of 2018	$248,244
2019	646,682
2020	623,009
2021	645,265
2022	649,717
2023	671,973
Thereafter	3,408,119
Total	$6,893,009

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

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2018. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2018 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Company Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The holder of the Notes may convert the Notes into shares of the Company’s common stock at any time prior to maturity at a fixed conversion price of $7.50 per share. If the Notes are converted by the holder, a minimum of 1,080,573 new shares of the Company’s common stock will be issued (as of September 30, 2018) and the ownership interest of existing stockholders will be significantly diluted. The number of shares to be issued upon conversion of the Notes will increase over time with the issuance of additional PIK Notes, which will increase the potential dilution of the ownership interests of existing stockholders.

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
●
Repay the aggregate principal amount of the outstanding Notes, including accrued PIK Notes, by issuing shares of the Company’s common stock at value equal to a 80% of the volume weighted average share price over the preceding 30-trading day period; or
●
Extend the maturity of the Notes for up to eighteen months at an increased interest rate of 10.0%.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Date	Security/Value

August 2018	Common Stock – 5,129 shares of common stock issued pursuant to cashless warrant exercises with an exercise price of $7.81.

September 2018	Common Stock – 36,274 shares of common stock at $14.02 per share issued for contractual services.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. We relied on Section 4(a)(2) and/or Regulation D of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

INDEX TO EXHIBITS

SEC ReferenceNumber	Title of Document	Location
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Certificate of Ownership and Merger Merging Quattro Hosting LLC with and into SharpSpring, Inc.	Filed herewith
101	XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SharpSpring, Inc.

Date: November 13, 2018	By:	/s/ Richard A. Carlson
Richard A. Carlson
Chief Executive Officer and President (Principal Executive Officer)

SharpSpring, Inc.

Date: November 13, 2018	By:	/s/ Edward Lawton
Edward Lawton
Chief Financial Officer (Principal Financial Officer)