Form 10-K
period 2018-12-31
SharpSpring, Inc.
filed 2019-03-05
CIK 1506439

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 001-36280

SharpSpring, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	05-0502529
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

5001 Celebration Pointe Avenue, Suite 410 Gainesville, FL	32608
(Address of principal executive offices)	(Zip Code)

888-428-9605
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $62,886,433 as of June 30, 2018.

As of March 4, 2019, there were 8,629,231 outstanding shares of the registrant’s common stock, $.001 par value.

  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2019 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2018.

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

Examples of forward-looking statements include, but are not limited to:

●	the anticipated timing of the development of future products;
●	projections of costs, revenue, earnings, capital structure and other financial items;
●	statements of our plans and objectives;
●	statements regarding the capabilities of our business operations;
●	statements of expected future economic performance;
●	statements regarding competition in our market; and
●	assumptions underlying statements regarding us or our business.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses;
●	the ability of our agency partners to resell the SharpSpring platform to their clients;
●	security breaches, cybersecurity attacks and other significant disruptions in our information technology systems;
●	changes in customer demand;
●
the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors' services;

●	developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards;
●	the occurrence of hostilities, political instability or catastrophic events;and
●	natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of our operating systems, structures or equipment.

The ultimate accuracy of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors.” Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

ITEM 1.
BUSINESS

Overview

SharpSpring, Inc. (the “Company”) is a cloud-based marketing technology company. The SharpSpring platform is designed to improve the way that businesses communicate with their prospects and customers to increase sales. The Company’s flagship marketing automation platform uses advanced features such as web tracking, lead scoring and automated workflow to help businesses deliver the right message to the right customer at the right time. The SharpSpring platform is designed and built as a Software as Service (or SaaS) offering. We provide our products on a subscription basis, with additional fees charged if specified volume limits are exceeded by our customers.

We operate globally through SharpSpring, Inc., a Delaware corporation, and our wholly owned subsidiaries that consist of (i) SharpSpring Technologies, Inc., a Delaware corporation; (ii) InterInbox SA, a Swiss corporation; (iii) ERNEPH 2012A (Pty) Ltd., a South African limited company; (iv) ERNEPH 2012B (Pty) Ltd., a South African limited company; and (v) SMTP Holdings S.a.r.l., a Luxembourg S.a.r.l. Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms means SharpSpring, Inc., and its subsidiaries.

Products and Services

We provide SaaS based marketing technologies to customers around the world. Our focus is on marketing automation tools that enable customers to interact with a lead from an early stage and nurture that potential customer using advanced features until it becomes a qualified sales lead or customer. Our platform also includes customer relationship management (CRM) technology that enables a business to store, manage and optimize customer and prospect data in a cloud-based environment. Additionally, a small portion of customers utilize our SharpSpring Mail+ product, which is a subset of the full suite solution that is focused on more traditional email marketing while also including some of the advanced functionality available in our premium offering.

Markets & Competition

Our SharpSpring product competes primarily in the marketing automation market. Based on industry reports, our growth rate and the growth rate of our competitors, we believe the market for marketing automation technology is currently growing at approximately 30% per year overall. The market for marketing automation software and related solutions is new and evolving, with high barriers to entry due to the complex nature of the technology. SharpSpring entered the market in 2014 with a highly competitive offering that achieved meaningful customer adoption in its first few years after launch. As of December 31, 2018, SharpSpring had approximately 2,100 paying customers and approximately 7,700 businesses using the platform, including agencies, agency clients and direct end user customers. We face competition from cloud-based software and SaaS companies including HubSpot, Act-On, Pardot (part of Salesforce.com), ActiveCampaign and Infusionsoft. We differentiate ourselves from the competition with the integration of specific tools designed for digital marketing agencies, and with SharpSpring’s advanced features, ease of use, platform flexibility, and value compared to other competitive offerings. SharpSpring is designed as a solution for small or mid-sized businesses, but focuses on selling to marketing agencies, who serve as partners providing a distribution channel to their clients.

Since inception, the majority of our SharpSpring customers have been digital marketing agencies. A digital marketing agency is a firm that specializes in helping clients, usually small or mid-sized businesses, with their digital marketing initiatives like websites, email marketing, search engine optimization, social campaigns, pay-per-click advertising and other digital lead generation activities. We have built special tools in the SharpSpring application to allow agencies to manage their clients on the platform and optimize their efforts across their portfolio. We also have special pricing to agency customers to allow them the flexibility to resell the platform at a profit and manage their client relationships. In general, when we sell SharpSpring to an agency customer, we provide the agency with a SharpSpring license for the agency to use, plus a 3-pack of client licenses for the agency to deploy to their client base. This agency license and the pack of licenses are generally sold for a monthly recurring fee, plus an up-front onboarding fee. The agency has complete discretion over the pricing of the platform to their clients for the use, implementation and services related to SharpSpring. If an agency utilizes its pack of licenses and adds additional clients on to the platform, there is a monthly per-client fee charged to the agency based on the number of additional licenses the agency has deployed to their clients. Additionally, we charge customers for certain items if volume or transactional limits are exceeded, such as emails sent or contacts stored in the platform. In most cases, we provide support to the agency and the agency provides support to their clients on the platform, but for additional fees, we can provide product support to the agency’s client directly. Our objective is to partner with the agencies to grow and expand our businesses together using the SharpSpring platform.

Approximately one-fifth of our marketing automation customers are individual businesses that have licensed SharpSpring directly without working through an agency. We refer to these customers as “Direct Customers”. Similar to agency customers, Direct Customers pay a monthly subscription fee for use of the platform, plus an up-front onboarding fee. Additionally, we charge Direct Customers additional transactional charges based on usage over certain limits.

SharpSpring Mail+ was launched in 2016, as a replacement to the GraphicMail product that was acquired in 2014. SharpSpring Mail+ provides customers with an advanced email marketing and marketing automation tool. It includes traditional email campaign management solutions like design capabilities, reporting tools and list management functionality, but also includes additional features like dynamic email content and SharpSpring’s visitor ID tool that are more typically found in a marketing automation solution. SharpSpring Mail+ competes with companies such as Constant Contact, iContact Corporation, The Rocket Science Group, LLC (MailChimp®), and VerticalResponse, Inc., a subsidiary of Deluxe Corporation, as well as other email and marketing automation companies. SharpSpring Mail+, and most other vendors, typically charge a monthly fee or a fee per number of emails sent and, in some cases, they have a free offering for low-volume or non-profit customers. SharpSpring Mail+’s rich feature set is the primary key market differentiator.

We are part of a constantly evolving and highly competitive marketplace. Most of our competitors have more extensive customer bases and broader customer relationships than we have and have longer operating histories and greater name recognition than we have. Additionally, some of our current and potential competitors have significantly more financial, technical, marketing and other resources than we have, and are able to devote greater resources to the development, promotion, sale and support of their products and services. Barriers to entry are relatively high in the marketing automation market due to complexity of systems.

Sales and Marketing

We sell our products globally, through our internal sales teams, and to a lesser extent, third party resellers. We use and rely on our own SharpSpring marketing automation platform to help our business generate leads, convert more leads to sales and monitor the effectiveness of all our marketing campaigns. Our website www.sharpspring.com serves as a lead generation source and we use a variety of other digital marketing tools and marketing campaigns to attract new customers.

Our SharpSpring product sales process involves targeting customers, completing product demos and advancing customers through our marketing and sales pipeline to conversion using our SharpSpring marketing automation product. Since SharpSpring was launched fairly recently in 2014, brand recognition today is growing, but still fairly limited. Therefore, we are more reliant on our marketing campaigns and search engine traffic to attract potential leads. Our marketing efforts to date have been nearly 100% focused on digital marketing agencies, and we have had success signing up over 1,700 marketing agency partners as of December 31, 2018. These agencies become customers and are able to resell SharpSpring to their clients, while paying increased fees to us as their client count expands beyond the base license pack. This allows the agency to provide services and first-level support for their clients, which increases their own revenues from the end client and creates a longer-lasting relationship overall between the agency and client. We also sell SharpSpring directly to end-users and have over 400 direct end user customers on the platform. The Company’s sales are done primarily through internal resources, but a small number of third-party resellers were also used during 2018.

The SharpSpring Mail+ product was created in 2016 to migrate GraphicMail customers to the SharpSpring platform. Since that time, we spent limited resources marketing and selling SharpSpring Mail+ as a standalone product and we discontinued its sale to new customers during early 2018. We currently intend to continue supporting SharpSpring Mail+, but may decide to discontinue the SharpSpring Mail+ product altogether in the future. The SharpSpring Mail+ product generated approximately $391,000 of revenue during 2018.

Customers

As of December 31, 2018, we had over 2,100 customers for our SharpSpring product, the majority of which were marketing agencies who resell SharpSpring to their clients. Including agency partners, agency clients and direct end user clients, we had over 7,700 businesses using the SharpSpring platform as of December 31, 2018.

As of December 31, 2018, we had approximately 800 customers using our SharpSpring Mail+ product.

The vast majority of our customers are on month-to-month agreements, with a mixture of customers being charged in advance and in arrears. We have a small number of customers that prepay for longer periods, such as quarterly or annually.

We are not heavily dependent on any one customer or even a few major customers. Our user base is diverse, and the largest single customer represents approximately 1% of our aggregate revenues. The loss of any one customer would not represent a material loss of sales. We do not have any significant industry concentration in our customer base.

Technology & Technology Suppliers

Our SharpSpring product technology was developed internally over the past seven years. SharpSpring operates as a multi-tenant Software-as-a-service (or “SaaS”) application. SharpSpring’s key features include web tracking, customer relationship management, lead scoring and nurturing, landing pages, email technology, rule-based triggers and notifications and deep analytics to measure marketing program return on investment (ROI). In addition to our technology platform, we offer value to our customers by providing integrations with other technology platforms.

SharpSpring Mail+ is a subset of the SharpSpring technology. In early 2018, we discontinued its sale to new customers. We currently intend to continue supporting SharpSpring Mail+, but may decide to discontinue the SharpSpring Mail+ product altogether in the future.

Our platforms are hosted in third party data centers on virtual cloud-based infrastructure. During 2018, these providers included Google Compute and Amazon Web Services. These data centers use a mixture of biometric access controls, redundant power, environmental controls and secure internet connection points to ensure uptime and data security. Email sending technology is a key part of the application, and we rely on a third party to deliver our platform’s email. The Company continuously monitors our services for availability, performance and security. We rely on our data center and service providers to maintain peak operating conditions in their businesses and to quickly address issues related to their service as they arise.

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

Regulation of our Business

We must comply with several U.S. and foreign laws and regulations. In the U.S., federal legislation entitled Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, imposes certain obligations on the senders of commercial emails and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content.

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

In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as adult or other harmful products. Some portions of these state laws may not be preempted by the CAN-SPAM Act. Additionally, some foreign jurisdictions, such as Australia, Canada and the European Union, have also enacted laws that regulate sending email, some of which are more restrictive than the CAN-SPAM Act. For example, some foreign laws prohibit sending unsolicited email unless the recipient has provided the sender advance consent to receipt of such email.

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

The European Union’s General Data Protection Regulation (GDPR) went into effect in May 2018 and created a data protection law framework across the EU, aiming to give citizens back the control of their personal data, while imposing strict rules on those hosting and 'processing' this data, anywhere in the world. The Regulation also introduces rules relating to the free movement of personal data within and outside the EU. SharpSpring, as a data processor, must clearly disclose any data collection, declare the lawful basis and purpose for data processing, and state how long data is being retained and if it is being shared with any third parties or outside of the European Economic Area. Data subjects have the right to request a portable copy of the data collected by a processor in a common format, and the right to have their data erased under certain circumstances. Public authorities, and businesses whose core activities center around regular or systematic processing of personal data, are required to employ a data protection officer (DPO), who is responsible for managing compliance with the GDPR. Businesses must report any data breaches within 72 hours if they have an adverse effect on user privacy. In some cases, violators of the GDPR may be fined up to €20 million or up to 4% of the annual worldwide turnover of the preceding financial year in case of an enterprise, whichever is greater.

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

Employees

As of February 28, 2019, we have approximately 187 employees supporting our operations. Nearly all of our employees devote their full effort to the company. Our resources include 53 sales and marketing resources, 48 research and development resources, 20 general & administrative resources and 66 customer services, network and support resources. None of our employees are covered by collective bargaining agreements.

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

Corporate Information

SharpSpring, Inc. is a Delaware corporation. Its wholly owned subsidiaries consist of (i) SharpSpring Technologies, Inc., a Delaware corporation; (ii) InterInbox SA, a Swiss corporation; (iii) ERNEPH 2012A (Pty) Ltd., a South African limited company; (iv) ERNEPH 2012B (Pty) Ltd., a South African limited company; and (v) SMTP Holdings S.a.r.l., a Luxembourg S.a.r.l.

Our corporate headquarters is located at 5001 Celebration Pointe Avenue, Suite 410, Gainesville, FL 32608. Our telephone number is 888-428-9605. Our corporate website is www.sharpspring.com. The information on our website is not incorporated herein by reference and is not part of this Form 10-K Annual Report. Also, this report includes the trade names of other companies. Unless specifically stated otherwise, the use or display by us of such other parties' names and trade names in this report is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, any of these other parties.

ITEM 1A.
RISK FACTORS

Risks Related To Our Business

The majority of our products and services are sold pursuant to short-term subscription agreements, and if our customers elect not to renew these agreements, our revenues may decrease.

Typically, our products and services are sold pursuant to short-term subscription agreements, which are generally one month to one year in length, with no obligation to renew these agreements. Our renewal rates may decline due to a variety of factors, including the products and services and prices offered by our competitors, new technologies offered by others, consolidation in our customer base or if some of our customers cease their operations. If our renewal rates are low or decline for any reason, or if customers renew on less favorable terms, our revenues may decrease, which could adversely affect our results of operations.

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

We rely, in large part, on our agency partners’ ability to resell the SharpSpring solution to their clients and service and support their clients that are using the SharpSpring platform.

We sell primarily to digital marketing agencies, who purchase a pack of SharpSpring licenses and resell SharpSpring to their end clients. Our agency partners typically perform various services for their clients, including website services, lead generation activities, social media services and other digital marketing services. If our agency partners are not successful in reselling SharpSpring to their clients or are not successful in supporting or servicing their active clients on the SharpSpring platform, the value of our agency partner relationships will not grow, and those agency partners will have a higher risk of attrition. If we cannot retain these agency partners as SharpSpring customers, our revenue and operating performance will be adversely impacted.

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

Email communications is a key component of our product. At times, delivery of our emails has been impaired by third party monitoring agencies and internet service providers. If the delivery of our customers’ emails is limited or blocked, our product’s capabilities would be severely limited, and customers may cancel their accounts.

Many SharpSpring users aim to communicate using email with a broad range of customers and prospects. Our policies limit the use of email to recipients who have agreed to receive email from that business. However, it is often difficult to enforce the use of opt-in email lists and in some cases, our customers disregard our policies and send emails to purchased lists, which may include spam traps put in place by monitoring agencies. Those same monitoring agencies can block emails from reaching individuals that use their spam email protection services. Additionally, internet service providers (ISPs) also filter email based on email characteristics and spam complaint rates. Although we work with one of the premier email delivery providers, recent aggressive actions by monitoring agencies and ISPs make it more difficult to protect our email sending reputation and deliver our customers’ emails to the recipient. We continually monitor and improve our own technology and work closely with ISPs to maintain our high deliverability rates. If third party agencies or ISPs materially limit or halt the delivery of our customers’ emails, or if we fail to deliver our customers’ emails in an acceptable manner, our customers may cancel their accounts.

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

In our fourth quarter of 2018, approximately 83% of our revenues are currently generated in U.S. Dollars, while approximately 17% of our revenues are denominated in other currencies including the Euro, Swiss Franc, South African Rand and British Pound. Our costs are generally incurred in similar currencies. Currency exchange rates can fluctuate dramatically, which will impact the amount of revenue we will record when translated to U.S. Dollars and will impact the amount of costs that we incur when translated to U.S. Dollars. Although our cost currencies are generally aligned to our revenue currencies, variances exist between the rate we incur costs in each currency compared to the revenue. Therefore, changes to currency rates may dramatically impact profitability.

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

Our principal competitors include marketing automation companies like HubSpot, Pardot (part of Salesforce.com) and Act-On. Companies can also utilize various point solutions to provide individual marketing capabilities for things like email campaigns, landing pages, forms and analytics, which are all features in a marketing automation solution. Competition could result in reduced sales, reduced margins or the failure of our products to achieve or maintain more widespread market acceptance, any of which could harm our business.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (Exchange Act) the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), and the rules and regulations of The NASDAQ Stock Market. The requirements of these rules and regulations increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and may also place strain on our personnel, systems and resources.

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

We expect these laws, rules and regulations to make it more difficult and more expensive for us to continue obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain appropriate levels of coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

As a result of being a public company, our business and financial condition is more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the time and resources of our management and adversely affect our business and operating results.

We may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales, which could harm our business.

State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to SaaS products in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus vary significantly and are complex. As such, we could face possible tax assessments and audits. A successful assertion, by any of these taxing authorities, that we should be collecting additional sales, use, value added or other taxes in jurisdictions where we have not historically done so and do not accrue for such taxes could result in tax liabilities and related penalties for past sales, discourage customers from purchasing our products or otherwise harm our business and operating results.

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

Our annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s attestation in its annual report. As a result, a material weakness in our internal controls may, should any occur, remain undetected for a longer period.

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

The satisfactory performance, reliability and availability of the technology and the underlying network infrastructure are critical to our operations, level of client service, reputation and ability to attract and retain clients. We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. We are not aware of any loss of customers due to material service interruptions. However, any systems damage or interruption that impairs our ability to accept and fill client orders could result in an immediate loss of revenue to us, and could cause some clients to purchase services offered by our competitors. In addition, frequent systems failures could harm our reputation. Some factors that could lead to interruptions in customer service include: operator negligence; improper operation by, or supervision of, employees; physical and electronic break-ins; misappropriation; computer viruses and similar events; power loss; computer systems failures; and Internet and telecommunications failures. Our business interruption insurance may not be sufficient to fully compensate us for losses that may occur.

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

We may be the subject of intentional cyber disruptions and attacks.

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

While these laws and regulations generally govern our customers’ use of our marketing tools, we may be subject to certain laws as a data processor on behalf of, or as a business associate of, our customers. For example, these laws and regulations governing the collection, use and disclosure of personal information include, in the United States, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Gramm-Leach-Bliley Act of 1999 and state breach notification laws, and internationally, the General Data Protection Regulation in the European Union and the Federal Data Protection Act in Germany. If we were found to be in violation of any of these laws or regulations as a result of government enforcement or private litigation, we could be subjected to civil and criminal sanctions, including both monetary fines and injunctive action that could force us to change our business practices, all of which could adversely affect our financial performance and significantly harm our reputation and our business.

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

Risks Related To Owning Our Securities

We have a history of losses and do not expect to achieve profitability in the future.

We generated a net loss from operations of approximately $8.9 million in 2018. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand and grow our marketing automation platform and obtain new customers. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

We may need additional capital in the future, which may not be available to us on favorable terms, or at all, and may dilute your ownership of our common stock.

We have historically relied on outside financing and cash from operations to fund our operations, capital expenditures and expansion. Although the issuance of convertible notes in 2018 provided the Company with additional capital, we may require additional capital from equity or debt financing in the future to:

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

We cannot assure you that the market price for our common stock will remain at its current level, and a decrease in the market price could result in substantial losses for investors. The market price of our common stock may be significantly affected by one or more of the following factors:

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We currently have two independent research analysts covering our stock and may not obtain additional research coverage by securities and industry analysts. If no additional securities or industry analysts commence coverage of us, the trading price for our common stock could be negatively affected. In the event any analyst who covers us downgrades our securities, the price of our securities would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and its trading volume to decline.

Risks Related to our Convertible Notes

On March 28, 2018, the Company issued $8.0 million aggregate principal amount of convertible notes (the “Notes”). Interest accrues at a rate of 5.0% per year and is “payable in kind” annually in the form of the issuance of additional notes (“PIK Notes”). The aggregate principal amount of the Note and the PIK Notes will be due and payable in full on the fifth anniversary of the date of the Notes if the Notes are not converted earlier.

If the Notes are converted, the Company will issue a significant number of shares of common stock, and the ownership interests of existing stockholders will be significantly diluted.

The holder of the Notes may convert the Notes into shares of the Company’s common stock at any time prior to maturity at a fixed conversion price of $7.50 per share. If the Notes are converted by the holder, a minimum of 1,107,240 new shares of the Company’s common stock will be issued (as of December 31, 2018) and the ownership interest of existing stockholders will be significantly diluted. The number of shares to be issued upon conversion of the Notes will increase over time with the issuance of additional PIK Notes, which will increase the potential dilution of the ownership interests of existing stockholders.

Under certain circumstances, the Company will be required to register with the SEC the resale of shares of common stock issued upon conversion of the Notes, which may not be aligned with Company priorities or the interests of other stockholders.

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

ITEM 1B.
UNRESOLVED STAFF COMMENTS

None

ITEM 2.
PROPERTIES

Our corporate headquarters is a leased office facility located at 5001 Celebration Pointe Avenue, Suite 410, Gainesville, FL 32608.

ITEM 3.
LEGAL PROCEEDINGS

We are not a party to any litigation of a material nature.

ITEM 4.
MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on The NASDAQ Capital Market under the symbol “SHSP”.

Stockholders

As of March 1, 2019, there were approximately 58 holders of our common stock including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Dividends

Our Company does not pay any cash dividends on its commons stock. Our Loan and Security Agreement with Western Alliance Bank restricts our ability to pay cash dividends on our common stock and it will continue to do so for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2018.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,654,522	$6.07	479,152
Equity compensation plans not approved by security holders (2)	30,000	$7.81	-0-
Total	1,684,522	$6.11	479,152

(1)
Reflects our 2010 Employee Stock Plan, as amended for the benefit of our directors, officers, employees and consultants. We have reserved 2,600,000 shares of common stock for such persons pursuant to that plan.

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

Results of Operations

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
				Percent
	Year Ended		Change	Change
	December 31,		from	from
	2018	2017	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$18,651,525	$13,448,752	$5,202,773	39%
Cost of Sales	5,798,269	4,996,745	801,524	16%
Gross Profit	$12,853,256	$8,452,007	$4,401,249	52%

  Revenues from continuing operations increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to growth in our SharpSpring marketing automation customer base. Revenues for our flagship marketing automation platform increased to $18.3 million in 2018 from $12.8 million in 2017. During 2018, we continued to attract and acquire new customers on the SharpSpring platform which contributed to our revenue growth. Additionally, we implemented a price increase at the beginning of 2018 that was applied in conjunction with the release of new technology in the platform. This growth in revenues was partially offset by reduced revenue from our SharpSpring Mail+ product which declined from $0.7 million in 2017 to $0.4 million in 2018. We expect revenue to continue to increase in 2019 from net new SharpSpring customers acquired during 2019 and the realization of the full-year value of the customers acquired throughout 2018.

Cost of services increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to increased employee related costs associated with providing our technology platform to more customers and increased hosting cost with the growth of the Company. As a percentage of revenues, cost of services was 31% of revenues for the year ended December 31, 2018 and 37% of revenues during the year ended December 31, 2017. Although costs increased for support resources related to business growth, the Company achieved some operating leverage with increased revenues compared to the prior year. We expect costs of services to increase in 2019 in dollar terms, but remain relatively consistent as a percent of revenue, as we add more costs to support customers and promote growth in agency partner relationships, but also continue to create operating leverage in our support and hosting infrastructure.

				Percent
	Year Ended		Change	Change
	December 31,		from	from
	2018	2017	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$10,092,691	$6,677,807	$3,414,884	51%
Research and development	4,298,031	2,883,714	1,414,317	49%
General and administrative	6,358,087	5,346,136	1,011,951	19%
Non-employee stock issuance expense	508,561	-	508,561	n/a
Intangible asset amortization	460,000	527,468	(67,468)	-13%
	$21,717,370	$15,435,125	$6,282,245	41%

Sales and marketing expenses increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase was primarily due to an increase in marketing program spending for various lead generation activities, which increased by $2.5 million from the prior year. Additionally, we experienced an increase in marketing and sales employee-related costs due to hires made during 2018 to align with the Company’s growth. We expect sales and marketing expenses to increase in 2019 as we devote more resources to acquiring new customers.

Research and development expenses increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily due to additional hiring of development and quality assurance staff since last year. Employee-related costs for this group increased by approximately $1.3 million in the year ended December 31, 2018 compared to the same period in 2017. We expect research and development spend to increase in 2019 as we increase our team to support future product development commensurate with the growth of our business.

General and administrative expenses increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017, with higher employee related costs associated with business growth, higher facilities costs, and higher depreciation. Approximately $252,000 was related to the closure of our Northeast operations, which included transition of our CFO to the Gainesville office. We expect general and administrative expenses to increase in dollar terms and decrease as a percent of revenue in 2019, as we add costs to support general business growth.

During the year ended 2018, the Company issued 36,274 shares to a service provider to satisfy a performance-based contractual arrangement. The Company recorded an expense of approximately $509,000 associated with this issuance in 2018.

Amortization of intangible assets decreased for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to the reduction of amortization related to the GraphicMail customer relationship intangibles that were fully depreciated at the end of 2017. We expect amortization expense to decrease in 2019.

				Percent
	Year Ended		Change	Change
	December 31,		from	from
	2018	2017	Prior Year	Prior Year
Other
Other income (expense), net	$(545,482)	$209,175	$(754,657)	-361%
Gain (loss) on embedded derivative	(400,220)	-	(400,220)	n/a
Income tax expense (benefit)	(330,994)	(2,104,108)	1,773,114	-84%

Other income (expense) is generally related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency, as well as interest expense related to our convertible notes. Foreign exchange loss for the year ended December 31, 2018 was $348,000. Non-cash interest expense for the year ended December 31, 2018 and 2017 was $298,000 and zero, respectively.

We recorded a change in the valuation of convertible notes embedded derivatives of approximately $400,000 for the year ended December 31, 2018.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted into the law. The Tax Act contains broad and complex provisions including, but not limited to: (i) the reduction of corporate income tax rate from 35% to 21%, (ii) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, (iii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (iv) modifying the limitation on excessive employee remuneration, (v) requiring current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, (vi) repeal of corporate alternative minimum tax (“AMT”) and changing how AMT credits can be realized, (vii) creating a new minimum tax, (viii) creating a new limitation on deductible interest expense, (ix) changing rules related to uses and limitations of net operating loss carryforwards and foreign tax credits created in tax years beginning after December 31, 2017, and (x) eliminating the deduction for income attributable to domestic production activities.

As required under U.S. GAAP, the effects of tax law changes are recognized in the period of enactment. Accordingly, we recorded incremental income tax benefits in the amounts of $0.2 million and $0.1 million, after the impact of the valuation allowance, associated with the Tax Act during the year ended December 31, 2018 and 2017, respectively.

During the year ended December 31, 2018, our income tax benefit from operations related to U.S. consolidated deferred tax liabilities that were reduced by indefinite-lived operating losses created during 2018, increased income tax benefit related to the U.S. 2017 loss carryback, and additional tax benefit derived in foreign jurisdictions. For the year ended December 31, 2017, our income tax benefit from operations related to the carryback of the U.S. 2017 loss, reduction in the federal income tax rate, and additional tax benefits derived in foreign jurisdictions.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of operating cash inflows are payments from customers for use of our marketing automation technology platform. Such payments are primarily received monthly from customers but can sometimes be received annually in advance of providing the services, yielding a deferred revenue liability on our consolidated balance sheet. In addition, in March 2018, the Company issued $8.0 million of convertible notes and received $7.9 million in cash net of debt issuance costs. The Company also received $2.1 million in cash tax refunds in 2018, associated with 2017, U.S. net operating losses that were carried back and applied to income taxes paid for the 2016 year. To provide additional financing flexibility, the Company also has a credit facility in place. No amounts have been borrowed under the facility to date and based on the borrowing base calculations, approximately $2.1 million was available under the facility as of December 31, 2018.

Our primary sources of cash outflows from operations include payroll and payments to vendors and third-party service providers.

We have filed a shelf registration statement with the Securities and Exchange Commission, which was declared effective as of February 9, 2018.  The shelf registration statement allows us to offer and sell common stock, preferred stock, debt securities, warrants and units, from time to time, in one or more offerings, up to a total public offering price of $50,000,000 on terms to be determined at the time of sale.

Analysis of Cash Flows

Net cash used in operating activities decreased by $428,000 to $3.6 million used in operations for the year ended December 31, 2018, compared to $4.0 million used in operations for the year ended December 31, 2017. The decrease in cash used in operating activities was attributable primarily to the $2.0 million tax refund received in June 2018, and $1.1 million due to the payment timing of certain expenses, offset by an increased net loss.

Net cash used in investing activities was $889,000 during the year ended December 31, 2018, compared to net cash provided by investing activities of $759,000 during the year ended December 31, 2017. The change in cash used for investing activities is primarily related to the receipt of the final $1.0 million payout during the year ended December 31, 2018, from the June 2016sale of our SMTP email relay product, and the increased investment in property and equipment during the year ended December 31, 2018.

Net cash provided by financing activities was $8.4 million during the year ended December 31, 2018, compared to $22,000 net cash received in financing activities during the year ended December 31, 2017. The majority of the net cash provided by financing activities is related the Company’s issuance $8.0 million of convertible notes during the first quarter of 2018, for which the Company received $7.9 million after debt issuance costs. The Company also received $596,000 in proceeds from the exercise of stock options during the year ended December 31, 2018.

Contractual Obligations

We typically rent our office facilities with leases involving multi-year commitments. Although some of our service contracts are on a month-to-month basis, we sometimes enter into non-cancelable service contracts for longer periods of time, some of which may last several years. We entered into an agreement on March 28, 2018 to issue $8.0 million of convertible notes, with interest paid-in-kind. The full amount of the notes, including accrued interest paid-in-kind, is payable on the fifth anniversary of the issuance of the notes. Future minimum lease payments, payments due under non-cancelable service contracts and convertible notes debt obligations are as follows as of December 31, 2018:

	Operating Leases	Debt Obligation
2019	$738,238	-
2020	742,956	-
2021	766,546	-
2022	771,278	-
2023	794,937	10,210,252
Thereafter	4,012,539	-
Total	$7,826,495	$10,210,252

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Company Internal Controls

There were no changes in our internal control over financial reporting during the year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.
OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders.

ITEM 11.
EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders.

ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders.

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

ITEM 16.
FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2019.

SharpSpring, Inc.

By:	/s/ Richard A. Carlson
Richard A. Carlson
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard A. Carlson	Chief Executive Officer and President (Principal Executive Officer), Director	March 4, 2019
Richard A. Carlson

/s/ Bradley M. Stanczak	Chief Financial Officer (Principal Financial Officer)	March 4, 2019
Bradley M. Stanczak

/s/ Steven A. Huey	Chair of the Board of Directors	March 4, 2019
Steven A. Huey

/s/ Marietta Davis	Director	March 4, 2019
Marietta Davis

/s/ David A. Buckel	Director	March 4, 2019
David A. Buckel

/s/ Daniel C. Allen	Director	March 4, 2019
Daniel C. Allen

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SharpSpring, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SharpSpring, Inc. (the Company) (f/k/a SMTP, Inc.) as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Atlanta, Georgia

March 4, 2019

SHARPSPRING, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
Assets
Cash and cash equivalents	$9,320,866	$5,399,747
Accounts receivable, net of allowance for doubtful accounts of $127,516 and $525,937 at December 31, 2018 and December 31, 2017, respectively	820,946	639,959
Income taxes receivable	22,913	2,132,616
Other current assets	1,184,217	899,127
Total current assets	11,348,942	9,071,449

Property and equipment, net	1,260,798	799,145
Goodwill	8,866,413	8,872,898
Intangibles, net	1,866,000	2,326,000
Other long-term assets	665,123	612,631
Total assets	$24,007,276	$21,682,123

Liabilities and Shareholders' Equity
Accounts payable	$1,613,477	$504,901
Accrued expenses and other current liabilities	774,944	625,680
Deferred revenue	250,656	279,818
Income taxes payable	23,705	171,384
Total current liabilities	2,662,782	1,581,783

Deferred income taxes	-	168,132
Convertible notes, including accrued interest	8,342,426	-
Convertible notes embedded derivative	214,350	-
Total liabilities	11,219,558	1,749,915
Commitments and contingencies (Note 13)

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at December 31 2018 and December 31, 2017	-	-
Common stock, $0.001 par value, Authorized shares-50,000,000; issued shares-8,639,139 at December 31 2018 and 8,456,061 at December 31, 2017; outstanding shares-8,619,139 at December 31, 2018 and 8,436,061 at December 31, 2017	8,639	8,456
Additional paid in capital	30,446,838	28,362,397
Accumulated other comprehensive loss	(231,053)	(480,762)
Accumulated deficit	(17,352,706)	(7,873,883)
Treasury stock	(84,000)	(84,000)
Total shareholders' equity	12,787,718	19,932,208

Total liabilities and shareholders' equity	$24,007,276	$21,682,123

See accompanying notes to the consolidated financial statements.

SHARPSPRING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended
	December 31,
	2018	2017

Revenue	$18,651,525	$13,448,752

Cost of services	5,798,269	4,996,745
Gross profit	12,853,256	8,452,007

Operating expenses:
Sales and marketing	10,092,691	6,677,807
Research and development	4,298,031	2,883,714
General and administrative	6,358,087	5,346,136
Non-employee stock issuance expense	508,561	-
Intangible asset amortization	460,000	527,468

Total operating expenses	21,717,370	15,435,125

Operating loss	(8,864,114)	(6,983,118)
Other (expense) income, net	(545,482)	209,175
Loss on embedded derivative	(400,220)	-

Loss before income taxes	(9,809,816)	(6,773,943)
Benefit from income taxes	(330,994)	(2,104,108)
Net loss	$(9,478,822)	$(4,669,835)

Basic net loss per share	$(1.11)	$(0.56)
Diluted net loss per share	$(1.11)	$(0.56)

Shares used in computing basic net loss per share	8,512,297	8,395,319
Shares used in computing diluted net loss per share	8,512,297	8,395,319

Other comprehensive income (loss):
Foreign currency translation adjustment, net	249,709	(35,707)
Comprehensive loss	$(9,229,113)	$(4,705,542)

See accompanying notes to the consolidated financial statements.

SHARPSPRING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Treasury Stock		Accumulated
	Shares	Amount	Capital	Loss	Shares	Amount	Deficit	Total
Balance, December 31, 2016	8,380,663	8,381	$27,556,398	$(445,055)	20,000	$(84,000)	$(3,204,047)	$23,831,677
Stock based compensation - stock options	-	-	510,978	-	-	-	-	510,978
Issuance of common stock for cash	15,387	15	22,105	-	-	-	-	22,120
Issuance of common stock for director services	60,011	60	272,916	-	-	-	-	272,976
Foreign currency translation adjustment, net	-	-	-	(35,707)	-	-	-	(35,707)
Net loss	-	-	-	-	-	-	(4,669,836)	(4,669,836)
Balance, December 31, 2017	8,456,061	$8,456	$28,362,397	$(480,762)	20,000	$(84,000)	$(7,873,883)	$19,932,208
Stock based compensation - stock options	-	-	$801,655	-	-	-	-	$801,655
Issuance of common stock for cash	113,090	113	596,274	-	-	-	-	596,387
Issuance of common stock for director services	23,302	24	177,998	-	-	-	-	178,022
Issuance of common stock for other non-employee services	36,274	36	508,525	-	-	-	-	508,561
Issuance of common stock for warrant conversions	10,412	10	(10)	-	-	-	-	-
Foreign currency translation adjustment, net	-	-	-	249,709	-	-	-	249,709
Net loss	-	-	-	-	-	-	(9,478,822)	(9,478,822)
Balance, December 31, 2018	8,639,139	$8,639	$30,446,838	$(231,053)	20,000	$(84,000)	$(17,352,706)	$12,787,718

See accompanying notes to the consolidated financial statements.

SHARPSPRING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(9,478,822)	$(4,669,835)
Adjustments to reconcile loss from operations:
Depreciation and amortization	892,233	807,574
Amortization of costs to acquire contracts	758,014	557,595
Non-cash stock compensation	964,676	768,778
Non-employee stock issuance expense	508,561	-
Deferred income taxes	(168,119)	5,618
Loss/(gain) on disposal of property and equipment	(4,700)	3,481
Non-cash interest	304,301	-
Change in fair value of embedded derivative features	400,220	-
Amortization of debt issuance costs	(6,088)	-
Unearned foreign currency gain/loss	289,339	(70,769)
Changes in assets and liabilities:
Accounts receivable	(183,350)	665,296
Other assets	(1,097,683)	(726,227)
Income taxes, net	1,966,648	(1,105,771)
Accounts payable	1,094,281	(22,860)
Accrued expenses and other current liabilities	162,984	(256,969)
Deferred revenue	(27,283)	(8,795)
Net cash used in operating activities	(3,624,788)	(4,052,884)

Cash flows from investing activities
Purchases of property and equipment	(893,886)	(177,110)
Proceeds from the sale of property and equipment	4,700	-
Acquisitions of customer assets from resellers	-	(64,268)
Proceeds from the sale of discontinued operations	-	1,000,000
Net cash (used in) provided by investing activities	(889,186)	758,622

Cash flows used in financing activities:
Proceeds from issance of convertible note	8,000,000	-
Debt issuance costs	(141,657)	-
Proceeds from exercise of stock options	596,387	22,133
Net cash provided by financing activities	8,454,730	22,133

Effect of exchange rate on cash	(19,637)	20,502

Change in cash and cash equivalents	3,921,119	(3,251,627)

Cash and cash equivalents, beginning of period	5,399,747	8,651,374

Cash and cash equivalents, end of period	$9,320,866	$5,399,747

Supplemental information on consolidated statements of cash flows:
Cash (received) paid for income taxes	$(2,099,762)	$98,637

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

Note 2: Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Our Consolidated Financial Statements include the accounts of SharpSpring, Inc. and our subsidiaries (the “Company”). Our Consolidated Financial Statements reflect the elimination of all significant inter-company accounts and transactions.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, deposits, embedded derivatives (associated with our convertible notes) and accounts payable. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items. The fair value of the embedded derivatives associated with our convertible notes is calculated using Level 3 unobservable inputs, utilizing a probability-weighted expected value model to determine the liability. The fair value of the embedded derivatives at December 31, 2018 and December 31, 2017 was a liability balance of $214,350 and zero, respectively. The change in fair value for the year ended December 31, 2018 was a loss of $400,220.

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

The following table presents the balances of accounts receivable as of December 31, 2018 and December 31, 2017:

	December 31,	December 31,
	2018	2017
Accounts receivable	$208,037	$611,293
Unbilled receivables	740,425	554,603
Gross receivables	$948,462	$1,165,896
Allowance for doubtful accounts	(127,516)	(525,937)
Accounts receivable and unbilled receivables, net	$820,946	$639,959

During the year ended December 31, 2018, the Company wrote off approximately $494,000 of accounts receivable against the allowance for doubtful accounts, with zero net loss recognized in the period for this amount as the accounts were fully reserved. Allowance for doubtful accounts increased by approximately $58,000 due to bad debt and changes in revenue reserves. The remaining change in allowance for doubtful accounts is due to fluctuations in foreign currency rates. No amounts were written off during the year ended December 31, 2017.

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

Goodwill and Impairment

As of December 31, 2018 and 2017, we had recorded goodwill of $8,866,413 and $8,872,898, respectively. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the SharpSpring and GraphicMail acquisitions (See Note 3). Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles - Goodwill and Other” deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-10, and written down when impaired.

Debt Issuance Costs

We incurred certain third-party costs in connection with the issuance of the 5% Convertible Notes maturing March 27, 2023 (the “Notes”), as more fully described in Note 4: Convertible Notes, principally related to legal and financial advisory fees. These costs are included as a direct reduction to the carrying value of the debt as part of the Notes on our consolidated balance sheets and are being amortized to interest expense ratably over the five-year term of the Notes.

Estimated amortization expense of debt issuance costs for subsequent years is as follows:

2019	26,585
2020	27,885
2021	29,247
2022	30,677
2023	7,759
Total	$122,153

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

The Company applies the authoritative guidance in accounting for uncertainty in income taxes recognized in the consolidated financial statements. This guidance prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. There are no material uncertain tax positions taken by the Company on its tax returns. Tax years subsequent to 2014 remain open to examination by U.S. federal and state tax jurisdictions.

In determining the provision for income taxes, the Company uses statutory tax rates and tax planning opportunities available to the Company in the jurisdictions in which it operates. This includes recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns to the extent pervasive evidence exists that they will be realized in future periods. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which are expected to be in effect in the years in which the temporary differences are expected to reverse. In accordance with the Company’s income tax policy, significant or unusual items are separately recognized in the period in which they occur. The Company is subject to routine examination by domestic and foreign tax authorities and frequently faces challenges regarding the amount of taxes due. These challenges include positions taken by the Company related to the timing, nature and amount of deductions and the allocation of income among various tax jurisdictions. As of December 31, 2018, the Company is being examined by the U.S. tax authorities related to the 2016 and 2017 tax years. The company does not expect any material adjustments as a result of the audit.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred. Depreciation expense from continuing operations related to property and equipment was $432,233 and $280,106 for the years ended December 31, 2018 and 2017, respectively.

Property and equipment as of December 31 is as follows:

	December 31,	December 31,
	2018	2017
Property and equipment, gross:
Leasehold improvements	$197,268	$128,122
Furniture and fixtures	611,171	355,033
Computer equipment and software	1,135,012	776,201
Total	1,943,451	1,259,356
Less: Accumulated depreciation and amortization	(682,653)	(460,211)
	$1,260,798	$799,145

Useful lives are as follows:

Leasehold improvements	5 years
Furniture and fixtures	3-5 years
Computing equipment	3 years
Software	3-5 years
Revenue Recognition

The Company recognizes revenue from its services when it is probable that the economic benefits associated with the transactions will flow to the Company and the amount of revenue can be measured reliably. All significant sources of revenue are the result of a contract with a customer, and as such meet all of the requirements of recognizing revenue in accordance with FASB ASC 606. For the year ended December 31, 2018 and 2017, revenue from contracts with customers was $18.7 million and $13.5 million, respectively.

For the Company’s internet-based SharpSpring marketing automation solution, the services are typically offered on a month-to-month basis with a fee charged each month depending on the size of the engagement with the customer. Monthly fees are recorded as revenue during the month they are earned. Some customers are charged annually in advance, for which revenues are deferred and recorded ratably over the subscription period. The Company also charges transactional-based fees if monthly volume limitations are reached or other chargeable activity occurs. Additionally, customers are typically charged an upfront onboarding and training services. The upfront implementation and training fees represent short-term “use it or lose it” services offered for a flat fee. Such flat fees are recognized over the service period, which is typically 60 days.

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

Our products are billed in arrears or upfront, depending on the product, which creates contract assets (accrued revenue) and contract liabilities (deferred revenue). Contract assets occur due to unbilled charges for which the Company has satisfied performance obligations. Contract liabilities occur due to billing up front for charges that the Company has not yet fully satisfied all performance obligations. Both contract assets and liabilities are recognized and deferred ratably over their service periods.

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

Deferred Revenue

Deferred revenue consists of payments received in advance of the Company’s providing the services. Deferred revenue is earned over the service period identified in each contract. The majority of our deferred revenue balances (contract liabilities) arise from upfront implementation and training fees for its SharpSpring marketing automation solution that are paid in advance. These services are typically performed over a 60-day period, and the revenue is recognized over that period. Additionally, some of the Company’s customers pay for services in advance on a periodic basis (such as monthly, quarterly, annually or bi-annually). In situations where a customer pays in advance for a one-year service period, the deferred revenue is recognized over that service period. Deferred revenue balances were $279,818 and $280,159 as of December 31, 2017 and 2016, respectively. Deferred revenue during the year ended December 31, 2018 and 2017 decreased by $29,162 and $340, respectively. The Company had deferred revenue contract liability balances of $250,656 and $279,818 as of December 31, 2018 and 2017, respectively. The Company expects to recognize a majority of the revenue on of these remaining performance obligations within 12 months. Approximately 20% of the deferred revenue balance is related to prepaid credits. These credits are recognized as they are used. The Company expects to recognize approximately half of the remaining credits within 12 months.

Accrued Revenue

In cases where our customers pay for services in arrears, we accrue for revenue in advance of billings as long as the criteria for revenue recognition is met, thus creating a contract asset. A portion of our accounts receivable balance is therefore unbilled at each balance sheet date. The accrued revenue contract asset balances were $554,603 and $439,559 as of December 31, 2017 and 2016, respectively. Revenue billed that was included in accrued revenue at the beginning of the year ended December 31, 2018 and 2017 was $554,603 and $439,559, respectively. Accrued revenue not billed in year ended December 31, 2018 and 2017 was $740,425 and $554,603, respectively. The Company had accrued revenue contract asset balances of $740,425 and $554,603 as of December 31, 2018 and 2017, respectively.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents. At December 31, 2018 and 2017, the Company had cash balances at financial institutions that exceed federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does not believe it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the years ended December 31, 2018, and 2017, there were no customers that accounted for more than 10% of total revenue or 10% of total accounts receivable.

Cost of Services

Cost of services consists primarily of direct labor costs associated with support and customer onboarding and technology hosting costs and license costs associated with the cloud-based platform.

Credit Card Processing Fees

Credit card processing fees are included as a component of general and administrative expenses and are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising and marketing expenses, excluding marketing team costs, were $5.7 million and $3.2 million for the years ended December 31, 2018 and 2017, respectively.

Capitalized Cost of Obtaining a Contract

The Company capitalizes sales commission costs which are incremental to obtaining a contract. We expense costs that are related to obtaining a contract but are not incremental such as other sales and marketing costs and other costs that would be incurred regardless of if the contract was obtained. Capitalized costs are amortized using straight-line amortization over the estimated weighted average life of the customer, which we have estimated to be 3 years. At December 31, 2018, the net carrying value of the capitalized cost of obtaining a contract was $1,309,329, of which $699,159 is included in other current assets and $610,170 is included in other long-term assets. At December 31, 2017, the net carrying value of the capitalized cost of obtaining a contract was $1,218,833, of which $631,203 is included in other current assets and $587,630 is included in other long-term assets. The Company amortized costs directly attributable to obtaining contracts of $758,014 and $557,495 during the year ended December 31, 2018 and 2017, respectively. Such capitalized cost adjustments have been retroactively applied to prior periods.

Stock Compensation

We account for stock-based compensation in accordance with FASB ASC 718 “Compensation - Stock Compensation”, which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period.

Net Income (Loss) Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents for the period. For purposes of this calculation, options to purchase common stock, warrants and the conversion option of the convertible Notes (Note 4) are considered to be potential common shares outstanding. Since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. The Company’s potential common shares outstanding were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive.

Comprehensive Income or Loss

Comprehensive income or loss includes all changes in equity during a period from non-owner sources, such as net income or loss and foreign currency translation adjustments.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the local currency. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates; with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at the average exchange rates during the period. Foreign currency transaction gains and losses are recorded in other comprehensive income (loss).

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

	Historical Accounting Method	Effect of Adoption of New ASU	As Adjusted

Year Ended December 31, 2018
Sales and Marketing Expense	10,183,186	(90,495)	10,092,691
Total operating expense	21,807,865	(90,495)	21,717,370
Operating loss	(8,954,609)	90,495	(8,864,114)
Loss before income taxes	(9,900,311)	90,495	(9,809,816)
Net loss	(9,569,317)	90,495	(9,478,822)
Basic net loss per share	(1.12)	0.01	(1.11)
Diluted net loss per share	(1.12)	0.01	(1.11)

Balance as of December 31, 2018
Other current assets	485,058	699,159	1,184,217
Other long-term assets	54,954	610,169	665,123
Total assets	22,697,947	1,309,329	24,007,276
Accumulated deficit	(18,662,035)	1,309,329	(17,352,706)

	Historical Accounting Method	Effect of Adoption of New ASU	As Adjusted

Year Ended December 31, 2017
Sales and Marketing Expense	6,983,208	(305,401)	6,677,807
Total operating expense	15,740,526	(305,401)	15,435,125
Operating loss	(7,288,519)	305,401	(6,983,118)
Loss before income taxes	(7,079,344)	305,401	(6,773,943)
Net loss	(4,975,236)	305,401	(4,669,835)
Basic net loss per share	(0.59)	0.04	(0.56)
Diluted net loss per share	(0.59)	0.04	(0.56)

Balance as of December 31, 2017
Other current assets	267,924	631,203	899,127
Other long-term assets	25,000	587,631	612,631
Total assets	20,463,289	1,218,834	21,682,123
Accumulated deficit	(9,092,717)	1,218,834	(7,873,883)

Note 3: Credit Facility

In March 2016, the Company entered into a $2.5 million revolving loan agreement (the “Credit Facility”) with Western Alliance Bank. The facility originally matured on March 21, 2018 and was amended to mature on March 31, 2020. There are no mandatory amortization provisions and the Credit Facility is payable in full at maturity. Loan proceeds accrue interest at the higher of Western Alliance Bank’s Prime interest rate (5.25% as of December 31, 2018) or 5.25%, plus 2.00%. The Credit Facility is collateralized by a lien on substantially all of the existing and future assets of the Company and secured by a pledge of 100% of the capital stock of SharpSpring Technologies, Inc. and a 65% pledge of the Company’s foreign subsidiaries’ stock. The Credit Facility subjects the Company to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions. The Credit Facility also restricts our ability to pay cash dividends on our common stock. There are no amounts outstanding under the Credit Facility and no events of default have occurred.

Note 4: Convertible Notes

On March 28, 2018, we issued $8.0 million in aggregate principal amount of convertible notes (the “Notes”). Interest accrues at a rate of 5.0% per year and is “payable in kind” annually in the form of the issuance of additional notes (“PIK Notes”). The principal amount of the Notes and the PIK Notes are due and payable in full on the fifth anniversary of the issuance date of the Notes. The Company has the right to extend the maturity date for up to nine months on up to three separate occasions, with interest accruing at a rate of 10% during any such extension periods. The Notes are convertible into shares of the Company’s common stock at any time by the holder at a fixed conversion price of $7.50 per share, subject to customary adjustments for specified corporate events. Additionally, if the Notes and PIK Notes are not converted into common stock by the holder, at the maturity date, the Company may elect to convert all outstanding Notes and PIK Notes into shares of the Company’s common stock at a conversion price equal to 80% of the volume weighted average closing price of the Company’s common stock for the 30 trading days prior to an including the maturity date. We received net proceeds from the offering of approximately $7.9 million after adjusting for debt issue costs, including financial advisory and legal fees.

The Notes are unsecured obligations and are subordinate in right of payment to the Credit Facility (Note 3). So long as any Notes are outstanding, except as the investor may otherwise agree in writing, the Company shall at no time (i) have outstanding senior indebtedness in an aggregate amount exceeding 18.6% of the Company’s trailing twelve-month revenue, (ii) incur any indebtedness that is both junior in right of payment to the obligations of the Company to its senior secured lender and senior to the Company’s obligations under the Notes or (iii) enter into any agreement with any lender or other third party that would (A) prohibit the Company from issuing PIK Notes at any time or under any circumstances or (B) prohibit the conversion of the Notes in accordance with their terms at any time or under any circumstances. Prior to the issuance of the Notes, the Company had no outstanding indebtedness for borrowed money. The holder of the Notes must notify the Company at least 120 days prior to the maturity of the Notes of its election to convert the Notes.

The Notes agreement contains customary events of default with respect to the Notes and provides that upon certain events of default occurring and continuing, the investor, by written notice to the Company, may declare the entire outstanding principal amount of the Note and all accrued but unpaid interest to be immediately due and payable. During the continuance of an event of default, the investor would have recourse to any and all remedies available to under applicable law. The Notes were recorded upon issuance at amortized cost in accordance with applicable accounting guidance. As there is no difference in the amount recorded at inception and the face value of the Notes, interest expense will be accreted at the stated interest rate under the terms of the Notes. Total interest expense related to the Notes will be impacted by the amortization of the debt issuance cost using the effective interest method.

The Company would be required to accelerate and issue the PIK Notes through the maturity of the Notes if the Company elects to convert the Notes prior to maturity (which it can do upon certain conditions) or if there is a change in control. Pursuant to accounting guidance, for each of these situations, the Company determined that the economic characteristics of these “make whole” features were not considered clearly and closely related to the Company’s stock. Accordingly, these features were determined to be “embedded derivatives” and were bifurcated from the Notes and separately accounted for on a combined basis at fair value as a single derivative. The fair value of the derivatives as of December 31, 2018 was a liability of $214,350 which is included within the non-current liabilities on the balance sheet. The derivative is being accounted for at fair value, with subsequent changes in the fair value to be reported as part of Other income (expense), net in the Consolidated Statement of Operations.

Additionally, the investor’s conversion option was analyzed for embedded derivative treatment, but the conversion option qualifies for a scope exception as it is considered to be clearly and closely related to the Company’s stock.
The net carrying amount of the Notes at December 31, 2018 was as follows:

Year Ended
December 31,
2018
Principal amount	$8,000,000
Accrued interest paid-in-kind	304,301
Unamortized debt issuance costs	(122,153)
Original embedded derivative conversion feature	160,278
Net carrying value	$8,342,426

We incurred certain third-party costs in connection with our issuance of the Notes, principally related to financial advisory and legal fees, which are being amortized to interest expense ratably over the five-year term of the Notes. The following table sets forth total interest expense related to the Notes for the period ended December 31, 2018:

Year Ended
December 31,
2018
Contractual interest paid-in-kind expense (non-cash)	$304,301
Amortization of debt issuance costs (non-cash)	19,504
Amortization of embedded derivative (non-cash)	(25,592)
Total interest expense	$298,213
Effective interest rate	4.9%

Note 5: Goodwill and Other Intangible Assets

Goodwill and acquired intangible assets are initially recorded at fair value and measured periodically for impairment. In performing the Company’s annual impairment analysis during the fourth quarters of 2018 and 2017, the Company determined that the carrying amount of the Company’s goodwill was recoverable and no additional tests were required. Because portions of the goodwill are denominated in foreign currencies, relatively minor changes to the goodwill balance occur over time due to changes in foreign exchange rates. During the year ended December 31, 2018 and 2017, changes in foreign exchange rates caused goodwill to be reduced by $6,485 and increased by $27,504, respectively.

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

During the years ended December 31, 2018 and 2017, the Company determined that no indicators of impairment were present for Goodwill and acquired intangible assets.

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	As of December 31, 2018
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$120,000	(120,000)	$-
Technology	2,130,000	(954,000)	1,176,000
Customer relationships	4,100,014	(3,410,014)	690,000
Unamortized intangible assets:	6,350,014	(4,484,014)	1,866,000
Goodwill			8,866,413
Total goodwill and intangible assets			$10,732,413

	As of December 31, 2017
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$346,644	$(309,640)	$37,004
Technology	3,834,023	(2,404,023)	1,430,000
Customer relationships	4,165,665	(3,306,669)	858,996
Unamortized intangible assets:	8,346,332	(6,020,332)	2,326,000
Goodwill			8,872,898
Total intangible assets			$11,198,898

Estimated amortization expense for 2018 and subsequent years is as follows:

2019	381,000
2020	332,000
2021	280,000
2022	228,000
2023	180,000
Thereafter	465,000
Total	$1,866,000

Amortization expense, excluding impairments, for the years ended December 31, 2018 and 2017, was $460,000 and $527,468, respectively.

Note 6: Changes in Accumulated Other Comprehensive Income (Loss)

Foreign Currency
Translation
Adjustment

Balance as of December 31, 2017	$(480,762)
Other comprehensive income (loss) prior to reclassifications	-
Amounts reclassified from accumulated other comprehensive income	-
Tax effect	-
Net current period other comprehensive loss	249,709
Balance as of December 31, 2018	$(231,053)

Note 7: Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents for the period. For purposes of this calculation, options to purchase common stock, warrants and the conversion option of the convertible Notes (Note 4) are considered to be potential common shares outstanding.

Computation of net income per share is as follows:

	Year Ended
	December 31,
	2018	2017
Net loss	$(9,478,822)	$(4,669,835)

Basic weighted average common shares outstanding	8,512,297	8,395,319
Add incremental shares for:
Warrants	-	-
Stock options	-	-
Convertible notes	-	-
Diluted weighted average common shares outstanding	8,512,297	8,395,319

Net loss per share:
Basic	$(1.11)	$(0.56)
Diluted	$(1.11)	$(0.56)

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

	Year Ended
	December 31,
	2018	2017
Warrants	30,000	80,000
Stock options	1,654,522	1,069,330
Convertible notes	1,107,240	-

Note 8: Income Taxes

On December 22, 2017, the Tax Act was enacted into the law. The Tax Act contains broad and complex provisions including, but not limited to: (i) the reduction of corporate income tax rate from 35% to 21%, (ii) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, (iii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (iv) modifying the limitation on excessive employee remuneration, (v) requiring current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, (vi) repeal of corporate alternative minimum tax (“AMT”) and changing how AMT credits can be realized, (vii) creating a new minimum tax, (viii) creating a new limitation on deductible interest expense, (ix) changing rules related to uses and limitations of net operating loss carryforwards and foreign tax credits created in tax years beginning after December 31, 2017, and (x) eliminating the deduction for income attributable to domestic production activities.

At December 31, 2017, the Company calculated the accounting for the tax effects of the rate change from 35% to 21%, and recorded the effects on the existing deferred tax balances. Accordingly, we recorded incremental income tax benefits in the amounts of $0.2 million and $0.1 million, after the impact of the valuation allowance, associated with the Tax Act during the year ended December 31, 2018 and 2017, respectively.

In response to the enactment of the Tax Act in late 2017, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations where the accounting is incomplete for certain income tax effects of the Tax Act upon issuance of an entity’s financial statements for the reporting period in which the Tax Act was enacted. Under SAB 118, a company may record provisional amounts during a measurement period for specific income tax effects of the Tax Act for which the accounting is incomplete, but a reasonable estimate can be determined, and when unable to determine a reasonable estimate for any income tax effects, report provisional amounts in the first reporting period in which a reasonable estimate can be determined. The Company recorded the impact of the tax effects of the Tax Act, relying on estimates where the accounting is incomplete as of December 31, 2018. The Company did not identify any changes to its original estimate of the impact of the Tax Act. As guidance and technical corrections are issued in the upcoming quarters, the Company will record updates to its provisional estimates.

Income taxes for years ended December 31, is summarized as follows:

	2018	2017

Current Provision
Federal	(154,872)	(1,939,620)
State	32,028	73,301
Foreign	(40,018)	(243,406)
Current Income Tax Provision	(162,862)	(2,109,725)

Deferred Provision
Federal	(143,988)	(34,621)
State	(24,144)	7,257
Foreign	-	32,981
Deferred Income Tax Provision	(168,132)	5,617

Total Income Tax Provision	(330,994)	(2,104,108)

A reconciliation of income tax for continuing operations computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Year Ended		Year Ended
	December 31,		December 31,
	2018		2017
	Amount	Percent	Amount	Percent

Federal statutory rates	$(2,058,172)	21%	$(2,369,986)	35%
State income taxes, net of federal benefit	(194,244)	2%	(563,944)	8%
Permanent differences	66,068	-1%	148,246	-2%
Rate Change	-	0%	672,562	-10%
Other	(69,968)	1%	141,284	-2%
Credits	(147,727)	2%	(141,256)	2%
Foreign	(80,534)	1%	381,364	-6%
Valuation Allowance	2,153,583	-22%	(372,378)	5%
Effective rate	$(330,994)	3%	$(2,104,108)	31%

The following is a summary of the components of the Company’s deferred tax assets:

	As of December 31,
	2018	2017
Deferred tax assets (liabilities)
Accrual to cash	-	118,366
Stock-based compensation	226,476	193,620
Depreciation	(252,795)	(103,863)
Intangibles	662,042	701,956
Net Operating Loss	3,630,772	1,110,387
Accruals & Reserves	75,685	-
Net deferred tax asset valuation allowance	(4,342,180)	(2,188,598)
Total net deferred tax assets (liabilities)	$-	$(168,132)

The company has federal operating loss carryforwards of $9,282,866 and $0 as of December 31, 2018 and 2017. The company has foreign operating loss carryforwards of $3,203,562 and $2,530,855 as of December 31, 2018 and 2017, respectively. The company has state operating loss carryforwards of $15,001,960 and $9,242,128 as of December 31, 2018 and 2017, respectively. Depending on the jurisdiction, some of these operating loss carryovers will begin to expire within 3 years, while other net operating losses can be carried forward indefinitely as long as the company is operating.

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

We have established valuation allowances of $4.3 million and $2.2 million as of December 31, 2018 and December 31, 2017, respectively, against certain deferred tax assets given the uncertainty of recoverability of these amounts.

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

Note 9: Defined Contribution Retirement Plan

Starting in 2016, we offered our U.S. employees the ability to participate in a 401(k) plan. Eligible U.S. employees may contribute up to 100% of their eligible compensation, subject to limitations established by the Internal Revenue Code. The Company contributes a matching contribution equal to 100% of each such participant’s contribution up to the first 3% of their annual eligible compensation. We charged $246,461 and $198,783, to expense in the years ended December 31, 2018 and 2017, respectively, associated with our matching contribution.

Note 10: Related Party Transactions

Intercompany transactions have been eliminated in our consolidated financial statements. The convertible notes issued in March 2018 are held directly by SHSP Holdings, LLC (“SHSP Holdings”). Daniel C. Allen, a director of SharpSpring Inc., is the founder and manager of Corona Park Investment Partners, LLC (“CPIP”). CPIP is a member of Evercel Holdings, LLC and is a member and sole manager of SHSP Holdings. Evercel, Inc. is a member and the manager of Evercel Holdings, LLC and is a member of SHSP Holdings. There were no other material related party transactions for the years ended December 31, 2018 or 2017.

Note 11: Stock-Based Compensation

From time to time, the Company grants stock option awards to officers and employees and grants stock awards to directors as compensation for their service to the Company.

In November 2010, the Company adopted the 2010 Stock Incentive Plan (the “Plan”) which was amended in April 2011, August 2013, April 2014, February 2016, March 2017, and June 2018. As amended, up to 2,600,000 shares of common stock are available for issuance under the Plan. The Plan provides for the issuance of stock options and other stock-based awards.

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

Option awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
	2018	2017

Volatility	48% - 49%	48% - 49%
Risk-free interest rate	2.34% - 3.11%	1.85% - 2.26%
Expected term	6.25 years	6.25 years

The weighted average grant date fair value of stock options granted during the year ended December 31, 2018 was $7.74.

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

Stock option awards are expensed on a straight-line basis over the requisite service period. During the year ended December 31, 2018 and 2017, the Company recognized expense of $801,655 and $510,978, respectively, associated with stock option awards. At December 31, 2018, future stock compensation expense associated with stock options (net of estimated forfeitures) not yet recognized was $2,485,163 and will be recognized over a weighted average remaining vesting period of 3.18 years. The following summarizes stock option activity for the year ended December 31, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate IntrnisicValue
Outstanding at December 31, 2017	1,069,330	$5.11	7.8	$90,007

Granted	898,100	7.74
Exercised	(113,090)	5.34
Expired	(35,481)	7.60
Forfeited	(164,337)	9.07
Outstanding at December 31, 2018	1,654,522	$6.07	8.2	$10,866,658

Exercisable at December 31, 2018	623,649	$5.12	7.0	$2,072,937

The total intrinsic value of stock options exercised during the year ended December 31, 2018 and 2017 was $607,220 and $34,373 respectively.

Stock Awards
During the year ended December 31, 2018 and 2017, the Company issued 23,302 and 60,011 shares, respectively, to non-employee directors as compensation for their service on the board. Such stock awards are immediately vested.

Stock awards are valued based on the closing price of our common stock on the date of grant, and compensation cost is recorded immediately if there is no vesting period or on a straight-line basis over the vesting period. The total fair value of stock awards granted, vested and expensed during the year ended December 31, 2018 and 2017 was $178,022 and $272,976, respectively. As of December 31, 2018, there was no unrecognized compensation cost related to stock awards.

Additionally, during the year ended December 31, 2018, the Company issued 36,274 shares to a service provider to satisfy a performance-based contractual arrangement. The Company recorded an expense of approximately $509,000 associated with this issuance in the third quarter of 2018. These shares were not issued from the 2010 Stock Incentive Plan.

Note 12: Warrants

On January 30, 2014, in connection with an $11.5 million financing transaction, the Company issued 80,000 warrants to purchase common stock at an exercise price of $7.81 per share with a term of 5 years. The fair value of the warrants was determined using the Black-Scholes option valuation model. The warrants expire on January 30, 2020 and have a remaining contractual life of 1.1 years as of December 31, 2018. These warrants became exercisable on January 30, 2015.

The following table summarizes information about the Company’s warrants at December 31, 2018:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2017	80,000	$7.81	2.1	$33,660

Granted	-	-
Exercised	(50,000)	7.81
Cancelled	-	-
Outstanding at December 31, 2018	30,000	$7.81	1.1	$144,525

Exercisable at December 31, 2018	30,000	$7.81	1.1	$144,525

No warrants were issued in 2018 or 2017.

Note 13: Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. The Company is not a party to any litigation of a material nature.

Operating Leases and Service Contracts

The Company currently rents its primary office facility under a ten-year lease which started in November 2018 (the “2018 Lease”). On April 18, 2018, the Company entered into a lease for the Company’s new principal office to lease approximately 25,000 square feet of office space. The 2018 Lease began on, November 1, 2018, the date in which the Company took possession of and occupied the premises for normal business activities. The term may be extended for an additional 5 years in incremental one-year periods, subject to certain conditions described in the 2018 Lease. Base rent for the first year of the 2018 Lease is approximately $619,000, with increases in base rent occurring every two years. In conjunction with the signing of the 2018 Lease, the Company has agreed to assign the lease of our prior primary office (the “2016 Lease”) to the landlord from the 2018 Lease (the “Assignment”). If the landlord shall fail to pay the 2016 Lease obligations under the Assignment, the Company will be obligated to pay the obligations, but has a contractual right to reduce its payments to the landlord related to the 2018 Lease by equal amounts.

Most of the Company’s service contracts are on a month-to-month basis, however, some contracts and agreements extend out to longer periods. Future minimum lease payments and payments due under non-cancelable service contracts are as follows as of December 31, 2018:

2019	$738,238
2020	742,956
2021	766,546
2022	771,278
2023	794,937
Thereafter	4,012,539
Total	$7,826,495

Sales and Franchise Taxes

State, local and foreign jurisdictions have differing rules and regulations governing sales, franchise, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to SaaS products in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus vary significantly and are complex. As such, we could face possible tax assessments and audits. A successful assertion, by any of these taxing authorities, that we should be collecting additional sales, use, value added or other taxes in jurisdictions where we have not historically done so and do not accrue for such taxes could result in tax liabilities and related penalties for past sales, discourage customers from purchasing our products or otherwise harm our business and operating results. We are currently evaluating the impact of various tax types which may require future sales, franchise, or other tax payments.

Employment Agreements

The Company has employment agreements with several members of its leadership team and executive officers.

Note 14: Disaggregation of Revenue

The Company operates as one reporting segment. Operating segments are defined as components of an enterprise for which separate financial information in regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s chief executive officer, in deciding how to allocate resources and assess performance. The Company does not present geographical information about revenues because it is impractical to do so. Disaggregated revenue for the year ended December 31, 2018 and 2017 are as follows:

	Year Ended
	December 31,
	2018	2017
Revenue by Product:
Mail + Product Revenue	$390,806	$653,316
Marketing Automation Revenue	18,260,719	12,795,436
Total Revenue	$18,651,525	$13,448,752

Revenue by Type:
Upfront Fees	$1,601,580	$1,100,167
Recurring Revenue	17,049,945	12,348,585
Total Revenue	$18,651,525	$13,448,752

Note 15: Cash Flows

The Statement of Cash Flows consists of cash flows from continuing operations except for $1.0 million from investing activities for the year ending December 31, 2017, noted on the face of the Statement of Cash Flows. This cash flow is the receipt of an escrowed account receivable related to the sale of the SMTP business in 2016 treated as a discontinued operation.

Note 16: Restructuring

During the year ended December 31, 2018, in an effort to consolidate operations into the Company headquarters, the Company executed a plan to close its Northeast operations as well as transition of the chief financial officer position to Company headquarters. The Company recorded pre-tax restructuring expenses associated with severance and transition of the CFO of $252,314.

INDEX TO EXHIBITS

Exhibit Number	Title of Document	Location

3.1	Certificate of Incorporation	Incorporated by reference to our Form S-1 filed on December 2, 2010
3.2	Amendment to Certificate of Incorporation	Incorporated by reference to our Form 8-K filed on December 17, 2013
3.3	Amendment to Certificate of Incorporation	Incorporated by reference to our Form 8-K filed December 1, 2015
3.4	Bylaws	Incorporated by reference to our Form S-1 filed on December 2, 2010
4.1	Form of Convertible Promissory Note, Attached as Exhibit A to Convertible Note Purchase Agreement among SharpSpring, Inc. and SHSP Holdings, LLC dated March 28, 2018	Incorporated by reference to our Form 8-K filed March 28, 2018
4.2	Form of Investors Rights Agreement by and among SharpSpring, Inc., SHSP Holdings, LLC et al. dated March 28, 2018	Incorporated by reference to our Form 8-K filed March 28, 2018
4.3	Form of Subordination Agreement by and between SHSP Holdings, LLC and Western Alliance Bank dated March 28, 2018	Incorporated by reference to our Form 8-K filed March 28, 2018
10.1	Convertible Note Purchase Agreement among SharpSpring, Inc. and SHSP Holdings, LLC dated March 28, 2018	Incorporated by reference to our Form 8-K filed March 28, 2018
10.2	Extension Agreement dated March 15, 2016, by and between the Company and RCTW, LLC	Incorporated by reference to our Form 8-K filed on March 17, 2016
10.3	Asset Purchase Agreement dated August 12, 2014, by and between the Company and RCTW, LLC	Incorporated by reference to our Form 8-K filed on August 15, 2014
10.4	Loan Agreement dated March 21, 2016, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to our Form 8-K filed on March 22, 2016
10.5	Intellectual Property Security Agreement dated March 21, 2016, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to our Form 8-K filed on March 22, 2016
10.6	Loan and Security Modification Agreement dated June 24, 2016, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to our Form 8-K filed on June 28, 2016
10.7	Loan and Security Modification Agreement dated October 25, 2017, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to our Form 8-K filed on October 30, 2017
10.8	Loan and Security Modification Agreement dated April 30, 2018, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to the Company’s Form 8-K filed on May 1, 2018
10.9	SharpSpring, Inc. 2010 Restated Employee Stock Plan	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2018
10.10	Asset Purchase Agreement dated June 27, 2016, by and between SharpSpring, Inc. and The Electric Mail Company	Incorporated by reference to our Form 8-K filed June 28, 2016
10.11	2018 Executive Bonus Plan	Incorporated by reference to the Company’s Form 8-K filed on February 12, 2018
10.12	Richard Carlson Employee Agreement Amendment dated February 8, 2018	Incorporated by reference to the Company’s Form 8-K filed on February 12, 2018
10.13	Richard Carlson Employee Agreement Amendment dated March 30, 2017	Incorporated by reference to the Company’s Form 8-K filed on April 5, 2017
10.14	Richard Carlson Employee Agreement dated September 13, 2015	Incorporated by reference to our Form 8-K filed on September 14, 2015
10.15	Travis Whitton Employee Agreement Amendment dated February 8, 2018	Incorporated by reference to the Company’s Form 8-K filed on February 12, 2018
10.16	Travis Whitton Employee Agreement Amendment dated July 28, 2017	Incorporated by reference to the Company’s Form 8-K filed on February 12, 2018
10.17	Travis Whitton Employee Agreement Amendment dated June 19, 2015	Incorporated by reference to our Form 8-K filed on July 8, 2016
10.18	Edward Lawton Employee Agreement Amendment dated February 8, 2018	Incorporated by reference to the Company’s Form 8-K filed on February 12, 2018
10.19	Edward Lawton Employee Agreement Amendment dated July 28, 2017	Incorporated by reference to the Company’s Form 8-K filed on August 1, 2017
10.20	Edward Lawton Employee Agreement Amendment dated June 19, 2015	Incorporated by reference to the Company’s Form 8-K filed on June 24, 2015
10.21	Edward Lawton Employee Agreement dated August 15, 2014	Incorporated by reference to the Company’s Form 8-K filed on August 18, 2014
10.22	Brad Stanczak Employee Agreement dated December 10, 2018	Incorporated by reference to the Company’s Form 8-K filed on November 7, 2018
10.23	Office Lease Agreement with Celebration Pointe Office Partners II, LLC dated April 18, 2018	Incorporated by reference to our Form 8-K filed on April 19, 2018
10.24	Assignment of Tenant’s Interest and Assumption of Lease with Celebration Pointe Office Partners II, LLC dated April 18, 2018	Incorporated by reference to our Form 8-K filed on April 19, 2018
10.25	Amendment to Office Lease Agreement with Celebration Pointe Office Partners II, LLC dated June 28, 2018	Incorporated by reference to our Form 10-Q filed on August 13, 2018
14.1	Code of Ethics and Business Standards	Incorporated by reference to our Form 8-K filed on January 14, 2014
21.1	Subsidiaries of the registrant	Incorporated by reference to Part I – Item 1. Business - Overview of this Form 10-K
23.1	Consent of Independent Registered Public Accounting Firm – Cherry Bekaert LLP	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.1	XBRL	Filed herewith