Form 10-Q
period 2019-03-31
SharpSpring, Inc.
filed 2019-05-14
CIK 1506439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2019
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36280

SharpSpring, Inc.
(Exact name of registrant as specified in its charter)

Delaware	05-0502529
(State or other jurisdiction of incorporationor organization)	(I.R.S. Employer Identification No.)

5001 Celebration Pointe Avenue Suite 400 Gainesville, FL	32608
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes ☐  No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.001 par value per share	SHSP	The NASDAQ Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,876,850 shares of common stock as of May 13, 2019.

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and under Part II, Item 1.A “Risk Factors” contained in this report on Form 10-Q. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Item 1.  Financial Statements.

SharpSpring, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$17,752,758	$9,320,866
Accounts receivable, net of allowance for doubtful accounts of $159,791 and $127,516 at March 31, 2019 and December 31, 2018, respectively	65,855	80,521
Unbilled receivables	832,593	740,425
Income taxes receivable	22,913	22,913
Other current assets	1,053,905	1,184,217
Total current assets	19,728,024	11,348,942

Property and equipment, net	1,475,969	1,260,798
Goodwill	8,861,565	8,866,413
Intangibles, net	1,770,750	1,866,000
Right-of-use assets	5,609,295	-
Other long-term assets	639,995	665,123
Total assets	$38,085,598	$24,007,276

Liabilities and Shareholders' Equity
Accounts payable	$1,338,791	$1,613,477
Accrued expenses and other current liabilities	696,842	774,944
Deferred revenue	289,285	250,656
Income taxes payable	25,854	23,705
Lease liability	350,518	-
Total current liabilities	2,701,290	2,662,782

Deferred income taxes	-	-
Convertible notes, including accrued interest	8,440,426	8,342,426
Convertible notes embedded derivative	189,776	214,350
Lease liability	5,281,777	-
Total liabilities	16,613,269	11,219,558
Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value, Authorized shares-50,000,000; issued shares-9,646,787 at March 31, 2019 and 8,639,139 at December 31, 2018; outstanding shares-9,626,787 at March 31, 2019 and 8,619,139 at December 31, 2018	9,647	8,639
Additional paid in capital	42,025,657	30,446,838
Accumulated other comprehensive loss	(232,425)	(231,053)
Accumulated deficit	(20,246,550)	(17,352,706)
Treasury stock	(84,000)	(84,000)
Total shareholders' equity	21,472,329	12,787,718

Total liabilities and shareholders' equity	$38,085,598	$24,007,276

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Revenue	$5,326,285	$4,184,663

Cost of services	1,548,381	1,400,297
Gross profit	3,777,904	2,784,366

Operating expenses:
Sales and marketing	3,008,203	2,371,030
Research and development	1,258,728	950,675
General and administrative	2,227,675	1,426,234
Intangible asset amortization	95,250	115,000

Total operating expenses	6,589,856	4,862,939

Operating loss	(2,811,952)	(2,078,573)
Other (expense) income, net	(104,126)	68,628
Gain on embedded derivative	24,574	-

Loss before income taxes	(2,891,504)	(2,009,945)
Provision for income taxes	2,339	41,997
Net loss	$(2,893,843)	$(2,051,942)

Basic net loss per share	$(0.33)	$(0.24)
Diluted net loss per share	$(0.33)	$(0.24)

Shares used in computing basic net loss per share	8,840,281	8,443,455
Shares used in computing diluted net loss per share	8,840,281	8,443,455

Other comprehensive income (loss):
Foreign currency translation adjustment, net	(1,372)	(30,527)
Comprehensive loss	$(2,895,215)	$(2,082,469)

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,893,843)	$(2,051,942)
Adjustments to reconcile loss from operations:
Depreciation and amortization	227,253	190,983
Amortization of costs to acquire contracts	202,945	177,538
Non-cash stock compensation	303,517	237,415
Non-employee stock issuance expense	-	-
Deferred income taxes	-	20,796
Loss/(gain) on disposal of property and equipment	-	-
Non-cash interest	100,000	4,301
Change in fair value of embedded derivative features	(24,574)	-
Amortization of debt issuance costs and embedded derivative	(2,000)	274
Unrealized foreign currency gain/loss	10,739	(49,397)
Changes in assets and liabilities:
Accounts receivable	14,448	(11,002)
Unbilled receivables	(93,772)	(73,894)
Right-of-use assets	106,215	-
Other assets	(42,855)	(210,529)
Income taxes, net	2,339	104,070
Accounts payable	(274,640)	751,502
Lease liabilities	(92,035)	-
Other liabilities	(69,280)	(61,837)
Deferred revenue	39,585	20,623
Net cash used in operating activities	(2,485,958)	(951,099)

Cash flows from investing activities
Purchases of property and equipment	(347,174)	(72,820)
Net cash (used in) provided by investing activities	(347,174)	(72,820)

Cash flows used in financing activities:
Proceeds from issance of convertible note	-	8,000,000
Debt issuance costs	-	(141,657)
Proceeds from exercise of stock options	603,865	8,555
Proceeds from issuance of common stock, net	10,672,444	-
Net cash provided by financing activities	11,276,309	7,866,898

Effect of exchange rate on cash	(11,285)	16,443

Change in cash and cash equivalents	8,431,892	6,859,422

Cash and cash equivalents, beginning of period	9,320,866	5,399,747

Cash and cash equivalents, end of period	$17,752,758	$12,259,169

Supplemental information on consolidated statements of cash flows:
Cash paid during the period for
Income taxes, net	$-	$(82,869)
Non-cash activities
Right-of-use asset obtained for lease liability	$5,715,510	$-

See accompanying notes to the consolidated financial statements.

SHARPSPRING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Treasury Stock		Accumulated
	Shares	Amount	Capital	Loss	Shares	Amount	Deficit	Total
Balance, December 31, 2017	8,456,061	$8,456	$28,362,397	$(480,762)	20,000	$(84,000)	$(7,873,883)	$19,932,208
Stock based compensation - stock options	-	-	193,535	-	-	-	-	193,535
Issuance of common stock for cash	1,724	2	8,554	-	-	-	-	8,555
Issuance of common stock for director services	8,955	9	43,871	-	-	-	-	43,880
Foreign currency translation adjustment, net	-	-	-	(30,526)	-	-	-	(30,526)
Net loss	-	-	-	-	-	-	(2,051,942)	(2,051,942)
Balance, March 31, 2018	8,466,740	$8,466	$28,608,357	$(511,289)	20,000	$(84,000)	$(9,925,825)	$18,095,709

Balance, December 31, 2018	8,639,139	$8,639	$30,446,838	$(231,053)	20,000	$(84,000)	$(17,352,706)	$12,787,718
Stock based compensation - stock options	-	$-	$269,044	$-	-	$-	$-	$269,044
Issuance of common stock for cash	1,005,244	1,005	11,275,304	-	-	-	-	11,276,309
Issuance of common stock for director services	2,404	2	34,471	-	-	-	-	34,473
Foreign currency translation adjustment, net	-	-	-	(1,372)	-	-	-	(1,372)
Net loss	-	-	-	-	-	-	(2,893,843)	(2,893,843)
Balance, March 31, 2019	9,646,787	$9,647	$42,025,657	$(232,425)	20,000	$(84,000)	$(20,246,550)	$21,472,329

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

Note 2: Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Our Consolidated Financial Statements include the accounts of SharpSpring, Inc. and our subsidiaries (the “Company”). Our Consolidated Financial Statements reflect the elimination of all significant inter-company accounts and transactions. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2019.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, deposits, embedded derivatives (associated with our convertible notes) and accounts payable. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items. The fair value of the embedded derivatives associated with our convertible notes is calculated using Level 3 unobservable inputs, utilizing a probability-weighted expected value model to determine the liability. The fair value of the embedded derivatives at March 31, 2019 and December 31, 2018 was a liability balance of $189,776 and $214,350, respectively. The change in fair value for the year three months ended March 31, 2019 and 2018 was a gain of $24,574 and zero, respectively.

Accounts Receivable

Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection.  Management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. The Company reserves for receivables that are determined to be uncollectible, if any, in its allowance for doubtful accounts. After the Company has exhausted all collection efforts, the outstanding receivable is written off against the allowance. In cases where our customers pay for services in arrears, we accrue for revenue in advance of billings as long as the criteria for revenue recognition is met, thus creating a contract asset. A portion of our accounts receivable balance is therefore unbilled at each balance sheet date and is reflected as such on the consolidated balance sheet.

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

Goodwill and Impairment

As of March 31, 2019, and December 31, 2018, we had recorded goodwill of $8,861,565 and $8,866,413, respectively. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the SharpSpring and GraphicMail acquisitions. Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350, “Intangibles - Goodwill and Other” deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-10, and written down when impaired.

Debt Issuance Costs

We incurred certain third-party costs in connection with the issuance of the 5% Convertible Notes maturing March 27, 2023 (the “Notes”), as more fully described in Note 5: Convertible Notes, principally related to legal and financial advisory fees. These costs are included as a direct reduction to the carrying value of the debt as part of the Notes on our consolidated balance sheet and are being amortized to interest expense ratably over the five-year term of the Notes.

Estimated amortization expense of debt issuance costs for the remainder of 2019 and subsequent years is as follows:

Remainder of 2019	$20,175
2020	27,885
2021	29,247
2022	30,677
2023	7,759
Total	$115,743

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

The Company applies the authoritative guidance in accounting for uncertainty in income taxes recognized in the consolidated financial statements. This guidance prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. There are no material uncertain tax positions taken by the Company on its tax returns. Tax years subsequent to 2015 remain open to examination by U.S. federal and state tax jurisdictions.

In determining the provision for income taxes, the Company uses statutory tax rates and tax planning opportunities available to the Company in the jurisdictions in which it operates. This includes recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns to the extent pervasive evidence exists that they will be realized in future periods. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which are expected to be in effect in the years in which the temporary differences are expected to reverse. In accordance with the Company’s income tax policy, significant or unusual items are separately recognized in the period in which they occur. The Company is subject to routine examination by domestic and foreign tax authorities and frequently faces challenges regarding the amount of taxes due.  These challenges include positions taken by the Company related to the timing, nature and amount of deductions and the allocation of income among various tax jurisdictions. As of March 31, 2019, the Company is being examined by the U.S. tax authorities related to the 2016 and 2017 tax years. The Company does not expect any material adjustments as a result of the audits.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred. Depreciation expense related to property and equipment was $132,003 and $75,983 for the three months ended March 31, 2019 and 2018, respectively. Repairs and maintenance costs are expensed as incurred.

Property and equipment as of March 31, 2019 and December 31, 2018 is as follows:

	March 31,	December 31,
	2019	2018
Property and equipment, gross:
Leasehold improvements	$253,168	$197,268
Furniture and fixtures	671,324	611,171
Computer equipment and software	1,378,144	1,135,012
Total	2,302,636	1,943,451
Less: Accumulated depreciation and amortization	(826,667)	(682,653)
	$1,475,969	$1,260,798

Useful lives are as follows:

Leasehold improvements	3-5 years
Furniture and fixtures	3-5 years
Computing equipment	3 years
Software	3-5 years
Revenue Recognition

The Company recognizes revenue from its services when it is probable that the economic benefits associated with the transactions will flow to the Company and the amount of revenue can be reliably measured. All significant sources of revenue are the result of a contract with a customer, and as such meet all of the requirements of recognizing revenue in accordance with FASB ASC 606. For the three months ended March 31, 2019 and March 31, 2018 revenue from contracts with customers was $5.3 million and $4.2 million, respectively.

For the Company’s internet-based SharpSpring marketing automation solution, the services are typically offered on a month-to-month basis with a fee charged each month depending on the size of the engagement with the customer. Monthly fees are recorded as revenue during the month they are earned. Some customers are charged annually in advance, for which revenues are deferred and recorded ratably over the subscription period. The Company also charges transactional-based fees if monthly volume limitations are reached or other chargeable activity occurs. Additionally, customers are typically charged an upfront onboarding and training fee. The upfront onboarding and training fees represent short-term “use it or lose it” services offered for a flat fee. Such flat fees are recognized over the service period, which is typically 60 days.

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

Deferred Revenue

Deferred revenue consists of payments received in advance of the Company’s providing the services. Deferred revenue is earned over the service period identified in each contract. The majority of our deferred revenue balances (contract liabilities) arise from upfront implementation fees for its SharpSpring marketing automation solution that are paid in advance. These services are typically performed over a 60-day period, and the revenue is recognized over that period. Additionally, some of the Company’s customers pay for services in advance on a periodic basis (such as monthly, quarterly, annually or bi-annually). In situations where a customer pays in advance, the deferred revenue is recognized over that service period. Deferred revenue balances were $250,656 and $279,818 as of December 31, 2018 and 2017, respectively. Deferred revenue during the three months ended March 31, 2019 and 2018 increased by $38,629 and $23,186, respectively. The Company had deferred revenue contract liability balances of $289,285 and $250,656 as of March 31, 2019 and December 31, 2018, respectively. The Company expects to recognize a majority of the revenue on of these remaining performance obligations within 12 months. Approximately 17% of the deferred revenue balance is related to prepaid credits. These credits are recognized as they are used. The Company expects to recognize approximately half of the remaining credits within 12 months.

Accrued Revenue

In cases where our customers pay for services in arrears, we accrue for revenue in advance of billings as long as the criteria for revenue recognition is met, thus creating a contract asset. A portion of our revenue is therefore unbilled at each period. The accrued revenue contract asset balances were $740,425 and $554,603 as of December 31, 2018 and 2017, respectively. Revenue billed that was included in accrued revenue at the beginning of the period for the three months ending March 31, 2019 and 2018 was $740,425 and $554,603, respectively. Accrued revenue not billed in the three months ending March 31, 2019 and 2018 was $832,593 and $628,497, respectively. The Company had accrued revenue contract asset balances of $832,593 and $740,425 as of March 31, 2019 and December 31, 2018, respectively.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. At March 31, 2019 and December 31, 2018, the Company had cash balances at financial institutions that exceed federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

There were no customers that accounted for more than 10% of total revenue or 10% of total accounts receivable for any financial period presented.

Cost of Services

Cost of services consists primarily of direct labor costs associated with support, customer onboarding, account management, and technology hosting and license costs associated with the cloud-based platform.

Credit Card Processing Fees

Credit card processing fees are included as a component of general and administrative expenses and are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising and marketing expenses, excluding marketing team costs, were $1,543,575 and $1,434,525 for the three months ended March 31, 2019 and 2018, respectively.

Capitalized Cost of Obtaining a Contract

The Company capitalizes sales commission costs which are incremental to obtaining a contract. We expense costs that are related to obtaining a contract but are not incremental such as other sales and marketing costs and other costs that would be incurred regardless of if the contract was obtained. Capitalized costs are amortized using the straight-line amortization over the estimated weighted average life of the customer, which we have estimated to be 3 years. At March 31, 2019 the net carrying value of the capitalized cost of obtaining a contract was $1,306,044, of which $707,373 is included in other current assets and $598,671 is included in other long-term assets. At December 31, 2018, the net carrying value of the capitalized cost of obtaining a contract was $1,309,329, of which $699,159 is included in other current assets and $610,170 is included in other long-term assets. The Company amortized expenses for the costs of obtaining contracts of $202,945 and $177,538 for the three months ended March 31, 2019 and 2018, respectively.

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

In February 2016, the FASB issued guidance that requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. The guidance became effective for the Company on January 1, 2019. The Company is using the modified retrospective transition method which allows the Company to recognize and measure leases as of the adoption date, January 1, 2019, with the cumulative impact being reflected in the opening balance of retained earnings. The application of the modified retrospective transition was applied to all active leases at the date of initial application. There was no impact to the Company’s retained earnings for the implementation of this accounting standard. The following tables presents the cumulative impact to our financial statements upon adoption.

Impact upon adoption of new ASU
As of January 1, 2019
Right-of-use assets	5,715,510
Total Assets	$5,715,510

Accrued expenses and other current liabilities	$(8,821)
Lease liability (current)	344,883
Lease liability (non-current)	5,379,448
Total Liabilities	$5,715,510

Note 3: Goodwill and Other Intangible Assets

Intangible assets are as follows:

	As of March 31, 2019
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$120,000	(120,000)	$-
Technology	2,130,000	(1,013,500)	1,116,500
Customer relationships	4,062,227	(3,407,977)	654,250
Unamortized intangible assets:	6,312,227	(4,541,477)	1,770,750
Goodwill			8,861,565
Total goodwill and intangible assets			$10,632,315

	As of December 31, 2018
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$120,000	(120,000)	$-
Technology	2,130,000	(954,000)	1,176,000
Customer relationships	4,100,014	(3,410,014)	690,000
Unamortized intangible assets:	6,350,014	(4,484,014)	1,866,000
Goodwill			8,866,413
Total goodwill and intangible assets			$10,732,413

Estimated amortization expense for the remainder of 2019 and subsequent years is as follows:

Remainder of 2019	285,750
2020	332,000
2021	280,000
2022	228,000
2023	180,000
2024	141,000
Thereafter	324,000
Total	$1,770,750

Amortization expense for the three months ended March 31, 2019 and 2018 was $95,250 and $115,000, respectively.

Note 4: Credit Facility

In March 2016, the Company entered into a $2.5 million revolving loan agreement (the “Credit Facility”) with Western Alliance Bank. The facility originally matured on March 21, 2018 and was amended to mature on March 31, 2020. There are no mandatory amortization provisions and the Credit Facility is payable in full at maturity. Loan proceeds accrue interest at the higher of Western Alliance Bank’s Prime interest rate (5.25% as of March 31, 2019) or 5.25%, plus 2.00%. The Credit Facility is collateralized by a lien on substantially all of the existing and future assets of the Company and secured by a pledge of 100% of the capital stock of SharpSpring Technologies, Inc. and a 65% pledge of the Company’s foreign subsidiaries’ stock. The Credit Facility subjects the Company to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions. The Credit Facility also restricts our ability to pay cash dividends on our common stock. There are no amounts outstanding under the Credit Facility and no events of default have occurred.

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

The Company would be required to accelerate and issue the PIK Notes through the maturity of the Notes if the Company elects to convert the Notes prior to maturity (which it can do upon certain conditions) or if there is a change in control. Pursuant to accounting guidance, for each of these situations, the Company determined that the economic characteristics of these “make whole” features were not considered clearly and closely related to the Company’s stock. Accordingly, these features were determined to be “embedded derivatives” and were bifurcated from the Notes and separately accounted for on a combined basis at fair value as a single derivative. The fair value of the derivatives as of March 31, 2019 was a liability of $189,776 which is included within the non-current liabilities on the balance sheet. The derivative is being accounted for at fair value, with subsequent changes in the fair value to be reported as part of Other income (expense), net in the Consolidated Statement of Operations.

Additionally, the investor’s conversion option was analyzed for embedded derivative treatment, but the conversion option qualifies for a scope exception as it is considered to be clearly and closely related to the Company’s stock.
The net carrying amount of the Notes at March 31, 2019 was as follows:

	March 31,	December 31,
	2019	2018
Principal amount	$8,000,000	$8,000,000
Accrued interest paid-in-kind	404,301	304,301
Unamortized debt issuance costs	(115,743)	(122,153)
Unamortized embedded derivative	151,868	160,278
Net carrying value	$8,440,426	$8,342,426

We incurred certain third-party costs in connection with our issuance of the Notes, principally related to financial advisory and legal fees, which are being amortized to interest expense ratably over the five-year term of the Notes.
The following table sets forth total interest expense related to the Notes for the period ended March 31, 2019:

	Three Months Ended
	March 31,
	2019	2018
Contractual interest paid-in-kind expense (non-cash)	$100,000	4,301
Amortization of debt issuance costs (non-cash)	6,410	274
Amortization of embedded derivative (non-cash)	(8,410)	-
Total interest expense	$98,000	$4,575
Effective interest rate	4.9%	5.4%

Note 6: Net Loss Per Share

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

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(2,893,843)	$(2,051,942)

Basic weighted average common shares outstanding	8,840,281	8,443,455
Add incremental shares for:
Warrants	-	-
Stock options	-	-
Convertible notes	-	-
Diluted weighted average common shares outstanding	8,840,281	8,443,455

Net loss per share:
Basic	$(0.33)	$(0.24)
Diluted	$(0.33)	$(0.24)

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

	Three Months
	March 31,
	2019	2018
Warrants	30,000	80,000
Stock options	1,391,487	1,525,450
Convertible notes	1,120,573	1,066,667

Note 7: Income Taxes

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

During the three months ended March 31, 2019 and 2018, the Company recorded income tax expense of $2,339 and $41,997, respectively, from continuing operations. The blended effective tax rate for the three months ending March 31, 2019 and 2018 was -.1% and -2%, respectively. The effective blended tax rate varies from our statutory U.S. tax rate due to income generated in certain other jurisdictions at various tax rates.

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

At March 31, 2019 and December 31, 2018, we have established a valuation allowance of $5.0 million and $4.3 million, respectively, against certain deferred tax assets given the uncertainty of recoverability of these amounts.

Note 8: Defined Contribution Retirement Plan

Starting in 2016, we offered our U.S. employees the ability to participate in a 401(k) plan. Eligible U.S. employees may contribute up to 99% of their eligible compensation, subject to limitations established by the Internal Revenue Code. The Company contributes a matching contribution equal to 100% of each such participant’s contribution up to the first 3% of their annual eligible compensation. We charged $69,162 and $60,339 to expense in the three months ended March 31, 2019 and 2018, respectively, associated with our matching contribution in those periods.

Note 9:  Stock-Based Compensation

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

Option awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

Three Months Ended March 31,
	2019	2018
Volatility	49% - 50%	48% - 49%
Risk-free interest rate	2.55% - 2.59%	2.34% -2.70%
Expected term	6.25 years	6.25 years

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2019 and 2018 was $7.02 and $2.28, respectively.

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

Stock option awards are expensed on a straight-line basis over the requisite service period. During the three months ended March 31, 2019 and 2018, the Company recognized expense of $269,044 and $193,535, respectively, associated with stock option awards. At March 31, 2019, future stock compensation expense associated with stock options (net of estimated forfeitures) not yet recognized was $2,928,860 and will be recognized over a weighted average remaining vesting period of 3.2 years. The following summarizes stock option activity for the three months ended March 31, 2019:

		Weighted	Weighted	Aggregate
	Number of	Average	Average Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2018	1,654,522	$6.07	8.2	$10,866,658

Granted	42,794	13.93
Exercised	(119,744)	5.04
Expired	-	-
Forfeited	(186,085)	4.93
Outstanding at March 31, 2019	1,391,487	$6.56	7.9	$13,166,613

Exercisable at March 31, 2019	646,292	$5.02	6.9	$7,107,517

The total intrinsic value of stock options exercised during the three months ended March 31, 2019 and 2018 were $1,189,991 and $565, respectively.

Stock Awards
During the three months ended March 31, 2019 and 2018, the Company issued 2,404 and 8,955 shares, respectively, to non-employee directors as compensation for their service on the board. Such stock awards are immediately vested.

Stock awards are valued based on the closing price of our common stock on the date of grant, and compensation cost is recorded on a straight-line basis over the share vesting period. The total fair value of stock awards granted, vested and expensed during the three months ended March 31, 2019 and 2018 was $34,473 and $43,880, respectively. As of March 31, 2019, there was no unrecognized compensation cost related to stock awards.

Note 10: Warrants

During 2014, the Company issued warrants to certain service providers. The following table summarizes information about the Company’s warrants at March 31, 2019:

		Weighted	Weighted
	Number of	Average	Average Remaining	Intrinsic
	Units	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2018	30,000	$7.81	1.1	$144,525

Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2019	30,000	$7.81	0.8	$246,225

Exercisable at March 31, 2019	30,000	$7.81	0.8	$246,225

Note 11: Commitments and Contingencies

The Company may from time to time be involved in legal proceedings arising from the normal course of business. The Company is not currently a party to any litigation of a material nature. The Company has employment agreements with several members of its leadership team and executive officers. The Company is not party to any non-cancellable contracts that create a material future commitment other than its lease as described in Note 12.

Note 12: Leases

The Company currently rents its primary office facility under a ten-year lease which started in November 2018 (the “2018 Lease”). The term of the lease may be extended for an additional 5 years in incremental one-year periods, subject to certain conditions described in the 2018 Lease. We do not assume renewals in our determination of lease term unless the renewals are deemed to be reasonably assured at lease commencement. At the commencement of the 2018 lease, renewal was not reasonably assured. Determination of whether a contract contains a lease is determined at execution of the contract based on the facts of each contract. The Company elected the package of practical expedients permitted under ASC 842 which allows us to carryforward historical lease classification, assessment on whether a contract was or contains a lease, and initial direct costs for any leases that existed prior to adoption of the standard. We have also elected to utilize practical expedients to combine lease and non-lease components and to not include on the balance sheet leases with an initial term of 12 months or less (“short-term leases”). Short-term lease payments are recognized in the consolidated statements of income on a straight-line basis over the lease term. These practical expedients apply to all of SharpSpring’s operating leases. The Company is not party to any financing lease.

The weighted average remaining lease term as of March 31, 2019 is 9.6 years. The weighted average discount rate for our operating leases as of March 31, 2019 is 6.5%. The discount rate of each lease is determined by the company’s incremental borrowing rate at the time of a lease contract. The lease cost associated with short-term leases for the three months ended March 31, 2019 and 2018 were zero and $18,651 respectively.

Future minimum lease payments are as follows as of March 31, 2019:

Operating Leases
Remainder of 2019	$553,679
2020	742,956
2021	766,546
2022	771,278
2023	794,937
Thereafter	4,020,754
Total undiscounted cash flows	$7,650,151
Less imputed interest	(2,017,856)
Present value of lease liability	$5,632,295

Note 13: Disaggregation of Revenue

The Company operates as one reporting segment. Operating segments are defined as components of an enterprise for which separate financial information in regularly evaluated by the chief operating decision makers (“CODM”), which is the Company’s chief executive office, in deciding how to allocate resources and assess performance. The Company does not present geographical information about revenues because it is impractical to do so. Disaggregated revenue for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended
	March 31,
	2019	2018
Revenue by Product:
Marketing Automation Revenue	5,261,939	4,063,500
Mail + Product Revenue	$64,346	$121,163
Total Revenue	$5,326,285	$4,184,663

Revenue by Type:
Recurring Revenue	4,868,149	3,846,953
Upfront Fees	$458,136	$337,710
Total Revenue	$5,326,285	$4,184,663

Note 14: Subsequent Events

The following events and transactions occurred subsequent to March 31, 2019:

On May 9, 2019, the Company entered into a Note Conversion Agreement (the “Conversion Agreement”) with SHSP Holdings, LLC (“SHSP Holdings”) and Evercel Holdings, LLC (“Evercel,” and together with SHSP Holdings, the “Investor”), pursuant to which the parties agreed to the conversion (the “Conversion”) of the Convertible Promissory Note in the principal amount of $8,000,000 (the “Note”), which was issued by the Company to SHSP Holdings as of March 28, 2018, into 1,241,635 shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The Company’s entry into the Conversion Agreement was unanimously approved by the disinterested members of the Company’s Board of Directors based on the Board’s determination that the conversion would, among other things, decrease the potential dilutive effect of the conversion of the Note relative to conversion at the previously scheduled five-year maturity of the Note; provide a meaningful savings in the total interest paid by the Company in connection with the Note compared to the interest that the Company would have incurred had the Note converted at maturity; eliminate certain restrictions on the ability of the Company to incur indebtedness when and if the Company deems it in the best interest of the Company; and strengthen the Company’s balance sheet by eliminating indebtedness. Daniel C. Allen, a director of SharpSpring Inc., is the founder and manager of Corona Park Investment Partners, LLC (“CPIP”). CPIP is a member of Evercel Holdings, LLC and is a member and sole manager of SHSP Holdings. Evercel, Inc. is a member and the manager of Evercel Holdings, LLC and is a member of SHSP Holdings.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on March 5, 2019.

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
Results of Operations

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

				Percent
	Three Months Ended		Change	Change
	March 31,		from	from
	2019	2018	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$5,326,285	$4,184,663	$1,141,622	27%
Cost of Sales	1,548,381	1,400,297	148,084	11%
Gross Profit	$3,777,904	$2,784,366	$993,538	36%

Revenues increased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to growth in our SharpSpring marketing automation customer base. Revenues for our core marketing automation platform increased to $5.3 million in the three months ended March 31, 2019 from $4.1 million in the three months ended March 31, 2018. This growth in revenues was slightly offset by reduced revenue from our SharpSpring Mail+ product, which declined from approximately $121,000 in the three months ended March 31, 2018 to approximately $64,000 in the three months ended March 31, 2019.

Cost of services increased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily due to increased employee related costs associated with providing and supporting our technology platform to more customers and increased hosting cost with the growth of the Company. As a percentage of revenues, cost of services was 29% and 33% of revenues for the three months ended March 31, 2019 and 2018, respectively. This represents a year-over-year improvement in gross margin due to increased revenue scale and operating leverage.
				Percent
	Three Months Ended		Change	Change
	March 31,		from	from
	2019	2018	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$3,008,203	$2,371,030	$637,173	27%
Research and development	1,258,728	950,675	308,053	32%
General and administrative	2,227,675	1,426,234	801,441	56%
Intangible asset amortization	95,250	115,000	(19,750)	-17%
	$6,589,856	$4,862,939	$1,726,917	36%

Sales and marketing expenses increased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase was primarily due to an increase in employee-related costs and marketing program spending for various lead generation activities. Program spend increased by approximately $135,000 compared to same period last year. Employee-related costs increased by approximately $473,000 of which $133,000 is related to severance for the Chief Revenue Officer.

Research and development expenses increased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily due to additional hiring of development and quality assurance staff since last year. Employee-related costs for this group increased by approximately $338,000 in the three months ended March 31, 2019 compared to the same period in 2018. Non-employee-related costs for this group were reduced by approximately $30,000 in the three months ended March 31, 2019 compared to the same period in 2018.

General and administrative expenses increased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to a $317,000 one-time franchise tax settlement, higher employee related costs associated with business growth, and increased facilities costs associated with the Company’s new office space. Depreciation expense also increased by approximately $56,000 primarily due to new furniture, equipment, and leasehold improvements related to the move to the new office location in November of 2018.

Amortization of intangible assets decreased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due primarily to the Trade Name asset fully depreciating in 2018.

				Percent
	Three Months Ended		Change	Change
	March 31,		from	from
	2019	2018	Prior Year	Prior Year
Other
Other (expense) income, net	$(104,126)	$68,628	$(172,754)	-252%
Gain on embedded derivative	24,574	-	24,574	n/a
Provision for income taxes	(2,339)	(41,997)	39,658	-94%

Other income (expense) is generally related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency, as well as interest expense related to our convertible notes. Non-cash interest expense for the three months ended March 31, 2019 and 2018 was $98,000 and $4,600, respectively.

We recorded a change in the valuation of convertible notes embedded derivatives of $24,574 for the three months ended March 31, 2019.

During the three months ended March 31, 2019 our income tax provision was related to income derived in foreign jurisdictions at the applicable statutory tax rates. We have recorded a full valuation allowance against all of our U.S. net operating loss deferred tax assets, so there is no tax benefit recorded on the income statement for those losses. For the three months ended March 31, 2018, our income tax provision related to state income taxes by our consolidated U.S. entities as well as taxes related to income derived in foreign jurisdictions at the applicable statutory tax rates.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of operating cash inflows are payments from customers for use of our marketing automation technology platform. Such payments are primarily received monthly from customers but can sometimes be received annually in advance of providing the services, yielding a deferred revenue liability on our consolidated balance sheet. Additionally, in March 2018, the Company issued $8.0 million of convertible notes and received $7.9 million in cash net of debt issuance costs; and on March 9, 2019, the Company issued 885,500 shares of common stock and received $10.7 million in cash net of stock issuance costs. To provide additional financing flexibility, the Company also has a credit facility in place. No amounts have been borrowed under the facility to date and based on the borrowing base calculations, approximately $1.9 million was available under the facility as of March 31, 2019.

Our primary sources of cash outflows from operations include payroll and payments to vendors and third-party service providers.

Analysis of Cash Flows

Net cash used in operating activities increased by $1.5 to $2.5 million used in operations for the three months ended March 31, 2019, compared to $951,000 used in operations for the three months ended March 31,2018. The increase in cash used in operating activities was attributable primarily to increased operating expenses during the first three months of 2019 compared to 2018 and the one-time franchise tax settlement.

Net cash used in investing activities was $347,000 during the three months ended March 31, 2019 and $73,000 used during the three months ended March 31, 2018. The change in cash used for investing activities is primarily related to the increased investment in property and equipment in the three months ended March 31, 2019.

Net cash provided by financing activities was $11.3 million during the three months ended March 31, 2019, compared to $7.9 million net cash received in financing activities during the three months ended March 31, 2018. $10.7 million received is related to the net proceeds from the stock offering on March 7, 2019. The Company also received $604,000 from the exercise of employee stock options during the three months ended March 31, 2019. The majority of the net cash provided by financing activities for the three months ended March 31, 2018 is related the Company’s issuance $8.0 million of convertible notes during the first quarter of 2018, for which the Company received $7.9 million after debt issuance costs.

We had net working capital of approximately $17.0 million and $8.7 million as of March 31, 2019 and December 31, 2018, respectively. Our cash balance was $17.8 million at March 31, 2019 reflecting the net $10.7 million received from the stock offering in March 2019. Our cash balance was $9.3 million at December 31, 2018, reflecting the net $7.9 million received from the issuance of convertible notes in March 2018 offset by cash used from operations.

Contractual Obligations

As of March 31, 2019, there were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 5, 2019, other than those appearing in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2019. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of March 31, 2019 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Company Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                   Legal Proceedings.

Not applicable.

Item 1A.                 Risk Factors.

Not applicable.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.                   Defaults Upon Senior Securities.

Not Applicable.

Item 4.                   Mine Safety Disclosures.

Not Applicable.

Item 5.                   Other Information.

Not Applicable.

Item 6.                   Exhibits.
INDEX TO EXHIBITS
SEC ReferenceNumber	Title of Document	Location
10.1	Employee Agreement Amendment – Richard Carlson	Incorporated by reference to the Company’s Form 8-K filed 2/27/19.
10.2	Employee Agreement Amendment – Richard Carlson	Incorporated by reference to the Company’s Form 8-K filed 2/12/18.
10.3	Employee Agreement Amendment – Richard Carlson	Incorporated by reference to the Company’s Form 8-K filed 4/15/17.
10.4	Employee Agreement – Richard Carlson	Incorporated by reference to the Company’s Form 8-K filed 9/14/15.
10.5	Employee Agreement Amendment – Travis Whitton	Incorporated by reference to the Company’s Form 8-K filed 2/27/19.
10.6	Employee Agreement Amendment – Travis Whitton	Incorporated by reference to the Company’s Form 8-K filed 2/12/18.
10.7	Employee Agreement Amendment – Travis Whitton	Incorporated by reference to the Company’s Form 8-K filed 8/1/17.
10.8	Employee Agreement Amendment – Travis Whitton	Incorporated by reference to the Company’s Form 8-K filed 7/8/16.
10.9	Employee Agreement – Travis Whitton	Incorporated by reference to the Company’s Form 8-K filed 7/8/16.
10.10	Loan Agreement dated March 21, 2016, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to the Company’s Form 8-K filed on 3/22 2016.
10.11	Intellectual Property Security Agreement dated March 21, 2016, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to the Company’s Form 8-K filed on 3/22/ 2016.
10.12	Loan and Security Modification Agreement dated October 25, 2017, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to the Company’s Form 8-K filed on 10/30 2017.
10.13	Loan and Security Modification Agreement dated April 30, 2018, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to the Company’s Form 8-K filed on 5/1 2018.
10.14	Loan and Security Modification Agreement dated March 21, 2019, by and among SharpSpring, Inc., SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to the Company’s Form 8-K filed on 3/26/2019.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101	XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SharpSpring, Inc.

Date: May 14, 2019	By:	/s/ Richard A. Carlson
Richard A. Carlson
Chief Executive Officer and President (Principal Executive Officer)

Date: May 14, 2019	By:	/s/ Bradley Stanczak
Bradley Stanczak
Chief Financial Officer (Principal Financial Officer)