Form 10-Q
period 2019-06-30
SharpSpring, Inc.
filed 2019-08-14
CIK 1506439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2019
Or
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
Securities registered pursuant to Section 12(b) of the Act:Title of each classTrading Symbol(s)Name of exchange on which registeredCommon Stock, $0.001 par value per shareSHSPThe NASDAQ Stock Market LLC

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,946,086 shares of common stock as of August 12, 2019.

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

Item 1.
Financial Statements.

SharpSpring, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$15,997,667	$9,320,866
Accounts receivable, net of allowance for doubtful accounts of $211,053 and $127,516 at June 30, 2019 and December 31, 2018, respectively	106,042	80,521
Unbilled receivables	880,333	740,425
Income taxes receivable	43,813	22,913
Other current assets	1,255,109	1,184,217
Total current assets	18,282,964	11,348,942

Property and equipment, net	1,591,883	1,260,798
Goodwill	8,869,548	8,866,413
Intangibles, net	1,675,500	1,866,000
Right-of-use assets	5,501,577	-
Other long-term assets	588,715	665,123
Total assets	$36,510,187	$24,007,276

Liabilities and Shareholders' Equity
Accounts payable	$1,534,797	$1,613,477
Accrued expenses and other current liabilities	678,837	774,944
Deferred revenue	317,077	250,656
Income taxes payable	16,234	23,705
Lease liability	356,245	-
Total current liabilities	2,903,190	2,662,782

Convertible notes, including accrued interest	-	8,342,426
Convertible notes embedded derivative	-	214,350
Lease liability, net of current portion	5,182,511	-
Total liabilities	8,085,701	11,219,558
Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value, Authorized shares-50,000,000; issued shares-10,965,794 at June 30, 2019 and 8,639,139 at December 31, 2018; outstanding shares-10,945,794 at June 30, 2019 and 8,619,139 at December 31, 2018	10,966	8,639
Additional paid in capital	53,211,881	30,446,838
Accumulated other comprehensive loss	(229,620)	(231,053)
Accumulated deficit	(24,484,741)	(17,352,706)
Treasury stock	(84,000)	(84,000)
Total shareholders' equity	28,424,486	12,787,718

Total liabilities and shareholders' equity	$36,510,187	$24,007,276

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue	$5,517,433	$4,442,289	$10,843,718	$8,626,952

Cost of services	1,625,818	1,507,362	3,174,200	2,907,659
Gross profit	3,891,615	2,934,927	7,669,518	5,719,293

Operating expenses:
Sales and marketing	2,865,610	2,356,400	5,873,813	4,727,431
Research and development	1,217,981	1,008,019	2,476,709	1,958,694
General and administrative	1,935,291	1,424,404	4,162,966	2,850,638
Intangible asset amortization	95,250	115,000	190,500	230,000

Total operating expenses	6,114,132	4,903,823	12,703,988	9,766,763

Operating loss	(2,222,517)	(1,968,896)	(5,034,470)	(4,047,470)
Other expense, net	(41,966)	(338,431)	(146,093)	(269,803)
Loss on induced conversion	(2,162,696)	-	(2,162,696)	-
Gain (loss) on embedded derivative	189,776	(453,449)	214,350	(453,449)

Loss before income taxes	(4,237,403)	(2,760,776)	(7,128,909)	(4,770,722)
Provision (benefit) for income taxes	787	(294,543)	3,126	(252,546)
Net loss	$(4,238,190)	$(2,466,233)	$(7,132,035)	$(4,518,176)

Basic net loss per share	$(0.41)	$(0.29)	$(0.75)	$(0.53)
Diluted net loss per share	$(0.41)	$(0.29)	$(0.75)	$(0.53)

Shares used in computing basic net loss per share	10,296,041	8,474,616	9,568,161	8,459,036
Shares used in computing diluted net loss per share	10,296,041	8,474,616	9,568,161	8,459,036

Other comprehensive income (loss):
Foreign currency translation adjustment, net	2,806	(30,526)	1,433	115,542
Comprehensive loss	$(4,235,384)	$(2,496,759)	$(7,130,602)	$(4,402,634)

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(7,132,035)	$(4,518,176)
Adjustments to reconcile loss from operations:
Depreciation and amortization	471,518	391,716
Amortization of costs to acquire contracts	431,757	363,239
Non-cash stock compensation	565,592	476,221
Deferred income taxes	-	(108,265)
(Gain)/Loss on disposal of property and equipment	(617)	-
Non-cash interest	139,372	104,301
Amortization of debt issuance costs and embedded derivative	2,903	6,632
(Gain)/loss on embedded derivative	(214,350)	453,449
Loss on induced conversion	2,162,696	-
Unrealized foreign currency gain/loss	17,126	167,912
Changes in assets and liabilities:
Accounts receivable	(25,294)	41,504
Unbilled receivables	(138,819)	(94,297)
Right-of-use assets	213,933	-
Other assets	(416,276)	(452,582)
Income taxes, net	(28,562)	1,838,379
Accounts payable	(78,830)	564,696
Lease liabilities	(185,575)	(31,587)
Other liabilities	(87,300)	-
Deferred revenue	65,612	40,910
Net cash used in operating activities	(4,237,149)	(755,948)

Cash flows from investing activities
Purchases of property and equipment	(612,104)	(188,118)
Proceeds from the sale of property and equipment	617	-
Net cash used in investing activities	(611,487)	(188,118)

Cash flows used in financing activities:
Proceeds from issuance of convertible note	-	8,000,000
Debt issuance costs	-	(141,657)
Proceeds from exercise of stock options	906,617	241,805
Proceeds (cost) from issuance of common stock, net	10,649,005	-
Net cash provided by financing activities	11,555,622	8,100,148

Effect of exchange rate on cash	(30,186)	(19,322)

Change in cash and cash equivalents	6,676,800	7,136,760

Cash and cash equivalents, beginning of period	9,320,866	5,399,747

Cash and cash equivalents, end of period	$15,997,666	$12,536,507

Supplemental information on consolidated statements of cash flows:
Cash paid during the period for
Income taxes, net	$-	$(1,982,957)
Non-cash activities
Right-of-use asset obtained for lease liability	$5,715,510	$-
Convertible notes liability relieved upon conversion	$8,484,701	$-
Embedded derivative liability relieved upon conversion	$189,776	$-

See accompanying notes to the consolidated financial statements.

SHARPSPRING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Treasury Stock		Accumulated
	Shares	Amount	Capital	Loss	Shares	Amount	Deficit	Total
Balance, March 31, 2018	8,466,740	$8,467	$28,608,357	$(511,289)	20,000	$(84,000)	$(9,925,826)	$18,095,709
Stock based compensation - stock options	-	-	189,344	-	-	-	-	189,344
Issuance of common stock for cash	48,885	49	233,200	-	-	-	-	233,249
Issuance of common stock for director services	6,915	7	49,455	-	-	-	-	49,462
Issuance of common stock for warrant conversions	5,283	5	(5)	-	-	-	-	-
Foreign currency translation adjustment, net	-	-	-	146,069	-	-	-	146,069
Net loss	-	-	-	-	-	-	(2,466,234)	(2,466,234)
Balance, June 30, 2018	8,527,823	$8,528	$29,080,350	$(365,220)	20,000	$(84,000)	$(12,392,060)	$16,247,599

Balance, March 31, 2019	9,646,787	$9,647	$42,025,657	$(232,425)	20,000	$(84,000)	$(20,246,550)	$21,472,329
Stock based compensation - stock options	-	-	224,654	-	-	-	-	224,654
Issuance of common stock for cash	60,648	61	302,692	-	-	-	-	302,753
Issuance of common stock for director services	1,952	2	37,418	-	-	-	-	37,420
Issuance of common stock for other non-employee services	14,772	15	(15)	-	-	-	-	-
Issuance of common stock for warrant conversions	1,241,635	1,242	10,621,474	-	-	-	-	10,622,716
Foreign currency translation adjustment, net	-	-	-	2,806	-	-	-	2,806
Net loss	-	-	-	-	-	-	(4,238,191)	(4,238,191)
Balance, June 30, 2019	10,965,794	$10,966	$53,211,881	$(229,619)	20,000	$(84,000)	$(24,484,741)	$28,424,486

Balance, December 31, 2017	8,456,061	$8,456	$28,362,397	$(480,762)	20,000	$(84,000)	$(7,873,883)	$19,932,208
Stock based compensation - stock options	-	-	382,879	-	-	-	-	382,879
Issuance of common stock for cash	50,609	51	241,754	-	-	-	-	241,805
Issuance of common stock for director services	15,870	16	93,325	-	-	-	-	93,341
Issuance of common stock for other non-employee services	-	-	-	-	-	-	-	-
Issuance of common stock for warrant conversions	5,283	5	(5)	-	-	-	-	-
Foreign currency translation adjustment, net	-	-	-	115,543	-	-	-	115,543
Net loss	-	-	-	-	-	-	(4,518,176)	(4,518,176)
Balance, June 30, 2018	8,527,823	$8,528	$29,080,350	$(365,219)	20,000	$(84,000)	$(12,392,060)	$16,247,599

Balance, December 31, 2018	8,639,139	$8,639	$30,446,838	$(231,053)	20,000	$(84,000)	$(17,352,706)	$12,787,718
Stock based compensation - stock options	-	-	493,699	-	-	-	-	493,699
Issuance of common stock for cash	1,065,892	1,066	11,577,996	-	-	-	-	11,579,062
Issuance of common stock for director services	4,356	4	71,889	-	-	-	-	71,893
Issuance of common stock for warrant conversions	14,772	15	(15)	-	-	-	-	-
Issance of commons stock for settlement of notes	1,241,635	1,242	10,621,474	-	-	-	-	10,622,716
Foreign currency translation adjustment	-	-	-	1,433	-	-	-	1,433
Net Loss	-	-	-	-	-	-	(7,132,035)	(7,132,035)
Balance, June 30, 2019	10,965,794	$10,966	$53,211,881	$(229,620)	20,000	$(84,000)	$(24,484,741)	$28,424,486

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, deposits, embedded derivatives (associated with our convertible notes) and accounts payable. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items. The fair value of the embedded derivatives associated with our convertible notes is calculated using Level 3 unobservable inputs, utilizing a probability-weighted expected value model to determine the liability. The fair value of the embedded derivatives at June 30, 2019 and December 31, 2018 was a liability balance of zero and $214,350, respectively. The change in fair value for the three months ended June 30, 2019 and 2018 was a gain of $189,776 and a loss of $453,449, respectively. The change in fair value for the six months ended June 30, 2019 and 2018 was a gain of $214,350 and a loss of $453,449, respectively.

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

Goodwill and Impairment

As of June 30, 2019, and December 31, 2018, we had recorded goodwill of $8,869,548 and $8,866,413, respectively. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the SharpSpring and GraphicMail acquisitions. Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350, “Intangibles - Goodwill and Other” deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-10, and written down when impaired.

Debt Issuance Costs

Third-party costs associated with the issuance of debt are included as a direct reduction to the carrying value of the debt, and are amortized to interest expense ratably over the life of the debt.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB ASC 740, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

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

In determining the provision for income taxes, the Company uses statutory tax rates and tax planning opportunities available to the Company in the jurisdictions in which it operates. This includes recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns to the extent pervasive evidence exists that they will be realized in future periods. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which are expected to be in effect in the years in which the temporary differences are expected to reverse. In accordance with the Company’s income tax policy, significant or unusual items are separately recognized in the period in which they occur. The Company is subject to routine examination by domestic and foreign tax authorities and frequently faces challenges regarding the amount of taxes due.  These challenges include positions taken by the Company related to the timing, nature and amount of deductions and the allocation of income among various tax jurisdictions. As of June 30, 2019, the Company is being examined by the U.S. tax authorities related to the 2016 and 2017 tax years. The Company does not expect any material adjustments as a result of the audits.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred. Depreciation expense related to property and equipment was $149,015 and $85,733 for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense related to property and equipment was $281,018 and $161,716 for the six months ended June 30, 2019 and 2018, respectively. Repairs and maintenance costs are expensed as incurred.

Property and equipment as of June 30, 2019 and December 31, 2018 is as follows:

	June 30,	December 31,
	2019	2018
Property and equipment, gross:
Leasehold improvements	$263,518	$197,268
Furniture and fixtures	671,324	611,171
Computer equipment and software	1,632,723	1,135,012
Total	2,567,565	1,943,451
Less: Accumulated depreciation and amortization	(975,682)	(682,653)
	$1,591,883	$1,260,798

Useful lives are as follows:

Leasehold improvements	3-5 years
Furniture and fixtures	3-5 years
Computing equipment	3 years
Software	3-5 years
Revenue Recognition

The Company recognizes revenue from its services when it is probable that the economic benefits associated with the transactions will flow to the Company and the amount of revenue can be reliably measured. All significant sources of revenue are the result of a contract with a customer, and as such meet all of the requirements of recognizing revenue in accordance with FASB ASC 606. For the three months ended June 30, 2019 and 2018 revenue from contracts with customers was $5.5 million and $4.4 million, respectively. For the six months ended June 30, 2019 and 2018 revenue from contracts with customers was $10.8 million and $8.6 million, respectively.

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

Our products are billed in arrears or upfront, depending on the product, which creates contract assets (unbilled receivables) and contract liabilities (deferred revenue). Contract assets occur due to unbilled charges for which the Company has satisfied performance obligations. Contract liabilities occur due to billing up front for charges that the Company has not yet fully satisfied all performance obligations. Both contract assets and liabilities are recognized and deferred ratably over their service periods.

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

The performance obligations are measured using the output method to recognize revenue based on direct measurements of the value to the customer of the services transferred to date. Most of the Company’s contracts have a predefined service period and are therefore satisfied over that period. This allows for a reliable way to measure performance obligations remaining and completed. The Company does have some contracts that are satisfied at a point in time upon delivery of services. The criteria for the completion of these contracts is defined in each contract with a customer so that there is no judgment required to evaluate when the service is delivered to the customer. Any discount given is allocated to the performance obligation and is treated as reduction to the transaction price. Due to the month to month nature of the Company’s contracts with customers, no financing or time value of money component exists related to the contracts with customers. Due to the month to month nature of the Company’s contracts with customers, we have elected to utilize the optional practical expedient from ASC 606-10-50-14 through 50-14A for disclosing the remaining performance obligations. The remaining performance obligations as of the balance sheet date consist of initial implementation and availability and use of the SharpSpring platform. Remaining implementation obligations typically are provided over a period of 30 days or less as of the balance sheet date. Remaining obligations of availability of the platform are provided over a period ranging from less than 30 days to 12 months as of the balance sheet date.

From time to time, the Company offers refunds to customers and experiences credit card chargebacks relating to cardholder disputes that are commonly experienced by businesses that accept credit cards. The Company makes estimates for refunds and credit card chargebacks based on historical experience.

Deferred Revenue

Deferred revenue consists of payments received in advance of the Company’s providing the services. Deferred revenue is earned over the service period identified in each contract. The majority of our deferred revenue balances (contract liabilities) arise from upfront implementation fees for its SharpSpring marketing automation solution that are paid in advance. These services are typically performed over a 60-day period, and the revenue is recognized over that period. Additionally, some of the Company’s customers pay for services in advance on a periodic basis (such as monthly, quarterly, annually or bi-annually). In situations where a customer pays in advance, the deferred revenue is recognized over that service period. Deferred revenue balances were $250,656 and $279,818 as of December 31, 2018 and 2017, respectively. Deferred revenue during the three months ended June 30, 2019 and 2018 increased by $27,791 and $15,582, respectively. Deferred revenue during the six months ended June 30, 2019 and 2018 increased by $66,420 and $38,768, respectively. The Company had deferred revenue contract liability balances of $317,077 and $250,656 as of June 30, 2019 and December 31, 2018, respectively. The Company expects to recognize a majority of the revenue on of these remaining performance obligations within 12 months. Approximately 12% of the deferred revenue balance is related to prepaid credits. These credits are recognized as they are used. The Company expects to recognize approximately half of the remaining credits within 12 months.

Accrued Revenue

In cases where our customers pay for services in arrears, we accrue for revenue in advance of billings as long as the criteria for revenue recognition is met, thus creating an unbilled receivable. A portion of our revenue is therefore unbilled at each period. The accrued revenue balances were $740,425 and $554,603 as of December 31, 2018 and 2017, respectively. Revenue billed that was included in accrued revenue at the beginning of the period for the three months ending June 30, 2019 and 2018 was $832,593 and $628,497, respectively. Revenue billed that was included in accrued revenue at the beginning of the period for the six months ending June 30, 2019 and 2018 was $740,425 and $554,603, respectively. Accrued revenue not billed in the three and six months ending June 30, 2019 and 2018 was $880,333 and $646,452, respectively. The Company had accrued revenue balances of $880,333 and $740,425 as of June 30, 2019 and December 31, 2018, respectively.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. At June 30, 2019 and December 31, 2018, the Company had cash balances at financial institutions that exceed federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising and marketing expenses, excluding marketing team costs, were $1,487,642 and $1,294,274 for the three months ended June 30, 2019 and 2018, respectively. Advertising and marketing expenses, excluding marketing team costs, were $3,031,218 and $2,743,701 for the six months ended June 30, 2019 and 2018, respectively.

Capitalized Cost of Obtaining a Contract

The Company capitalizes sales commission costs which are incremental to obtaining a contract. We expense costs that are related to obtaining a contract but that are not incremental, such as other sales and marketing costs and costs that would be incurred regardless of a contract being obtained. Capitalized costs are amortized using the straight-line amortization over the estimated weighted average life of the customer, which we have estimated to be 3 years. At June 30, 2019, the net carrying value of the capitalized cost of obtaining a contract was $1,241,372, of which $691,996 is included in other current assets and $549,376 is included in other long-term assets. At December 31, 2018, the net carrying value of the capitalized cost of obtaining a contract was $1,309,329, of which $699,159 is included in other current assets and $610,170 is included in other long-term assets. The Company amortized expenses for the costs of obtaining contracts of $228,812 and $185,701 for the three months ended June 30, 2019 and 2018, respectively. The Company amortized expenses for the costs of obtaining contracts of $431,757 and $363,239 for the six months ended June 30, 2019 and 2018, respectively.

Stock Compensation

We account for stock-based compensation in accordance with FASB ASC 718 “Compensation — Stock Compensation” which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The company also provides stock-based compensation to non-employee directors which are treated as employees for the purposes stock-based compensation in accordance with ASC 718.  Stock-based compensation expense is recognized on a straight-line basis over the requisite service period.

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

Impact upon adoption of new ASU
As of January 1, 2019
Right-of-use assets	5,715,510
Total Assets	$5,715,510

Accrued expenses and other current liabilities	$(8,821)
Lease liability (current)	344,883
Lease liability (non-current)	5,379,448
Total Liabilities	$5,715,510

Note 3: Goodwill and Other Intangible Assets

Intangible assets are as follows:

	As of June 30, 2019
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$120,000	(120,000)	$-
Technology	2,130,000	(1,073,000)	1,057,000
Customer relationships	4,113,939	(3,495,439)	618,500
Unamortized intangible assets:	6,363,939	(4,688,439)	1,675,500
Goodwill			8,869,548
Total goodwill and intangible assets			$10,545,048

	As of December 31, 2018
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$120,000	(120,000)	$-
Technology	2,130,000	(954,000)	1,176,000
Customer relationships	4,100,014	(3,410,014)	690,000
Unamortized intangible assets:	6,350,014	(4,484,014)	1,866,000
Goodwill			8,866,413
Total goodwill and intangible assets			$10,732,413

Estimated amortization expense for the remainder of 2019 and subsequent years is as follows:

Remainder of 2019	190,500
2020	332,000
2021	280,000
2022	228,000
2023	180,000
2024	141,000
Thereafter	324,000
Total	$1,675,500

Amortization expense for the three months ended June 30, 2019 and 2018 was $95,250 and $115,000, respectively.
Amortization expense for the six months ended June 30, 2019 and 2018 was $190,500 and $230,000, respectively.

Note 4: Credit Facility

In March 2016, the Company entered into a $2.5 million revolving loan agreement (the “Credit Facility”) with Western Alliance Bank. The facility originally matured on March 21, 2018 and was amended to mature on March 31, 2020. There are no mandatory amortization provisions and the Credit Facility is payable in full at maturity. As of June 30, 2019, the credit facility carried an interest rate of 7.25%. The Credit Facility is collateralized by a lien on substantially all of the existing and future assets of the Company and secured by a pledge of 100% of the capital stock of SharpSpring Technologies, Inc. and a 65% pledge of the Company’s foreign subsidiaries’ stock. The Credit Facility subjects the Company to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions. The Credit Facility also restricts our ability to pay cash dividends on our common stock. There are no amounts outstanding under the Credit Facility and no events of default have occurred.

Note 5: Convertible Notes

On March 28, 2018, we issued $8.0 million in aggregate principal amount of convertible notes (the “Note”). Interest accrues at a rate of 5.0% per year and is “payable in kind” annually in the form of the issuance of additional Notes (“PIK Notes”, and together with Note, the “Notes”). The principal amount of the Notes and the PIK Notes are due and payable in full on the fifth anniversary of the date of the Notes. The Company shall have the right to extend the maturity date for up to nine months on up to three separate occasions, with interest accruing at a rate of 10% during any such extension periods. The Notes are convertible into shares of the Company’s common stock at any time by the holder at a fixed conversion price of $7.50 per share, subject to customary adjustments for specified corporate events. Additionally, if the Notes and PIK Notes are not converted into common stock by the holder, at the maturity date, the Company may elect to convert all outstanding Notes and PIK Notes into shares of the Company’s common stock at a conversion price equal to 80% of the volume weighted average closing price of the Company’s common stock for the 30 trading days prior to an including the maturity date. We received net proceeds from the offering of approximately $7.9 million after adjusting for debt issue costs, including financial advisory and legal fees.

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

The convertible Notes agreement contains customary events of default with respect to the Notes and provides that upon certain events of default occurring and continuing, the investor, by written notice to the Company may declare the entire outstanding principal amount of this Notes and all accrued but unpaid interest to be immediately due and payable. During the continuance of an event of default, the investor shall have recourse to any and all remedies available to under applicable law. The Notes were recorded upon issuance at amortized cost in accordance with applicable accounting guidance. As there is no difference in the amount recorded at inception and the face value of the Notes, interest expense will be accreted at the stated interest rate under the terms of the Notes. Total interest expense related to the Notes will be impacted by the amortization of the debt issuance cost using the effective interest method.

The Company would be required to accelerate and issue the PIK Notes through the maturity of the Notes if the Company elects to convert the Notes prior to maturity (which it can do upon certain conditions) or if there is a change in control. Pursuant to accounting guidance, for each of these situations, the Company determined that the economic characteristics of these “make whole” features were not considered clearly and closely related to the Company’s stock. Accordingly, these features were determined to be “embedded derivatives” and were bifurcated from the Notes and separately accounted for on a combined basis at fair value as a single derivative. The fair value of the derivatives was zero of June 30, 2019. The derivative is accounted for at fair value, with subsequent changes in the fair value to be reported as part of Other income (expense), net in the Consolidated Statement of Operations.

Additionally, the investor’s conversion option was analyzed for embedded derivative treatment, but the conversion option qualifies for a scope exception as it is considered to be clearly and closely related to the Company’s stock.

On May 9, 2019, the Company entered into and made effective a Note Conversion Agreement (the “Conversion Agreement”) with SHSP Holdings, LLC (“SHSP Holdings”) and Evercel Holdings, LLC (“Evercel,” and together with SHSP Holdings, the “Investor”), pursuant to which the parties agreed to the conversion (the “Conversion”) of the Notes. The Company’s entry into the Conversion Agreement was unanimously approved by the disinterested members of the Company’s Board of Directors.

Under the Conversion Agreement, the Notes were deemed to have been converted into the Conversion Shares, and any interest in any amount ceased to accrue or be payable with respect to the Notes, and SHSP Holdings ceases to be a holder of any Notes, and the Notes cease to be outstanding, for purposes of the Investors’ Rights Agreement dated as of March 28, 2018. Effective as of the issuance and delivery of the Conversion Shares to SHSP Holdings, the Notes were canceled and terminated in their entirety and of no further force and effect, and any and all indebtedness and other obligations of the Company under the Notes was fully performed and discharged, and any and all claims or rights of SHSP Holdings or its affiliates thereunder were fully and finally extinguished and released. Additionally, under the terms of the Conversion Agreement the Company agreed to pay in shares 49% of the remaining future interest totaling 115,037 shares. As a result of accelerating the 49% of future interest along with the extinguishment of the convertible notes, the Company incurred a loss on conversion of debt of $2.2 million. The loss was measured as the excess fair value of the shares issued under the modified conversion, compared to fair value of the shares that would have been issued under an unmodified conversion as of the measurement date. Level 1 inputs were used to determine the fair value of the shares paid to the Investor. The loss on conversion was partially offset by a gain of $189,776 from the write-off of the embedded derivative liability.
The net carrying amount of the Notes at June 30, 2019 was as follows:
	June 30,	December 31,
	2019	2018
Principal amount	$-	$8,000,000
Accrued interest paid-in-kind	-	304,301
Unamortized debt issuance costs	-	(122,153)
Unamortized embedded derivative	-	160,278
Net carrying value	$-	$8,342,426

We incurred certain third-party costs in connection with our issuance of the Notes, principally related to financial advisory and legal fees, which are being amortized to interest expense ratably over the five-year term of the Notes.
The following table sets forth total interest expense related to the Notes for the three and six month ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Contractual interest paid-in-kind expense (non-cash)	$43,373	$100,000	$139,372	$104,301
Amortization of debt issuance costs (non-cash)	4,698	6,359	15,108	6,632
Amortization of embedded derivative (non-cash)	(3,795)	-	(12,205)	-
Total interest expense	$44,276	$106,359	$142,275	$110,933
Effective interest rate	4.9%	5.3%	4.9%	5.3%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(4,238,190)	$(2,466,233)	$(7,132,035)	$(4,518,176)

Basic weighted average common shares outstanding	10,296,041	8,474,616	9,568,161	8,459,036
Add incremental shares for:
Warrants	-	-	-	-
Stock options	-	-	-	-
Convertible notes	-	-	-	-
Diluted weighted average common shares outstanding	10,296,041	8,474,616	9,568,161	8,459,036

Net loss per share:
Basic	$(0.41)	$(0.29)	$(0.75)	$(0.53)
Diluted	$(0.41)	$(0.29)	$(0.75)	$(0.53)

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

	Three and Six Months Ended
	June 30,
	2019	2018
Warrants	-	44,000
Stock options	1,337,486	1,483,566
Convertible notes	-	1,080,573

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

During the three months ended June 30, 2019 and 2018, the Company recorded income tax expense of $787 and income tax benefit of $294,543, respectively, from continuing operations. During the six months ended June 30, 2019 and 2018, the Company recorded income tax expense of $3,126 and income tax benefit of $252,546, respectively, from continuing operations. The blended effective tax rate for the six months ending June 30, 2019 and 2018 was -0.1% and 5.3%, respectively. The effective blended tax rate varies from our statutory U.S. tax rate due to valuation allowances on losses and income generated in certain other jurisdictions at various tax rates.

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

At June 30, 2019 and December 31, 2018, we have established a valuation allowance of $5.9 million and $4.3 million, respectively, against certain deferred tax assets given the uncertainty of recoverability of these amounts.

Note 8: Defined Contribution Retirement Plan

Starting in 2016, we offered our U.S. employees the ability to participate in a 401(k) plan. Eligible U.S. employees may contribute up to 99% of their eligible compensation, subject to limitations established by the Internal Revenue Code. The Company contributes a matching contribution equal to 100% of each such participant’s contribution up to the first 3% of their annual eligible compensation. We charged $82,047 and $61,586 to expense in the three months ended June 30, 2019 and 2018, respectively, associated with our matching contribution in those periods. We charged $151,209 and $121,924 to expense in the three months ended June 30, 2019 and 2018, respectively, associated with our matching contribution in those periods.

Note 9:  Stock-Based Compensation

The Company grants stock option awards to officers and employees and grants stock awards to directors as compensation for their service to the Company.

In November 2010, the Company adopted the 2010 Stock Incentive Plan (the “2010 Plan”) which was amended in April 2011, August 2013, April 2014, February 2016, March 2017, and June 2018. The plan was restated in its entirety in August 2018. As amended, up to 2,600,000 shares of common stock are available for issuance under the Plan. The Plan provides for the issuance of stock options and other stock-based awards.

In April 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”). No more than 697,039 shares of common stock, plus the number of shares common stock underlying any award granted under the 2010 Plan that expires, terminates, is canceled, or is forfeited shall be available for grant under the 2019 Plan. The Plan provides for the issuance of stock options and other stock-based awards. During the terms of the Awards, the Company shall keep available at all times the number of shares of Common Stock required to satisfy such Awards.

Stock Options
Stock option awards under the 2010 Plan and 2019 Plan (the “Plans”) have a 10-year maximum contractual term and must be issued at an exercise price of not less than 100% of the fair market value of the common stock at the date of grant. The Plans are administered by the Board of Directors, which has the authority to determine to whom options may be granted, the period of exercise and what other restrictions, if any, should apply. Vesting for awards granted to date under the Plans is principally over four years from the date of the grant, with 25% of the award vesting after one year and monthly vesting thereafter.

Option awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

Six Months Ended June 30,
	2019	2018

Volatility	49% - 50%	48% - 49%
Risk-free interest rate	2.27% - 2.59%	2.34% - 2.84%
Expected term	6.25 years	6.25 years

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2019 and 2018 was $7.26 and $2.34, respectively.

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

Stock option awards are expensed on a straight-line basis over the requisite service period. During the three months ended June 30, 2019 and 2018, the Company recognized expense of $224,654 and $189,344, respectively, associated with stock option awards. During the six months ended June 30, 2019 and 2018, the Company recognized expense of $493,699 and $382,879, respectively, associated with stock option awards. At June 30, 2019, future stock compensation expense associated with stock options (net of estimated forfeitures) not yet recognized was $2,665,958 and will be recognized over a weighted average remaining vesting period of 3.1 years. The following summarizes stock option activity for the six months ended June 30, 2019:

		Weighted	Weighted	Aggregate
	Number of	Average	Average Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2018	1,654,522	$6.07	8.2	$10,866,658

Granted	65,794	14.36
Exercised	(180,392)	5.03
Expired	(1,198)	5.18
Forfeited	(201,240)	4.97
Outstanding at June 30, 2019	1,337,486	$6.79	7.7	$8,392,981

Exercisable at June 30, 2019	647,803	$5.02	6.8	$5,162,212

The total intrinsic value of stock options exercised during the three months ended June 30, 2019 and 2018 were $698,813 and $157,036, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2019 and 2018 were $1,888,805 and $157,601, respectively.

Stock Awards
During the three months ended June 30, 2019 and 2018, the Company issued 1,952 and 6,915 shares, respectively, to non-employee directors as compensation for their service on the board. During the six months ended June 30, 2019 and 2018, the Company issued 4,356 and 15,870 shares, respectively, to non-employee directors as compensation for their service on the board Such stock awards are immediately vested.

Stock awards are valued based on the closing price of our common stock on the date of grant, and compensation cost is recorded on a straight-line basis over the share vesting period. The total fair value of stock awards granted, vested and expensed during the three months ended June 30, 2019 and 2018 was $37,420 and $49,462, respectively. The total fair value of stock awards granted, vested and expensed during the six months ended June 30, 2019 and 2018 was $71,893 and $93,341, respectively. As of June 30, 2019, there was no unrecognized compensation cost related to stock awards.

Note 10: Warrants

During 2014, the Company issued warrants to certain service providers. The following table summarizes information about the Company’s warrants at June 30, 2019:

		Weighted	Weighted
	Number of	Average	Average Remaining	Intrinsic
	Units	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2018	30,000	$7.81	1.1	$144,525

Granted	-	-
Exercised	(30,000)	7.81
Cancelled	-	-
Outstanding at June 30, 2019	-	$-	-	$-

Exercisable at June 30, 2019	-	$-	-	$-

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

Note 12: Leases

The Company currently rents its primary office facility under a ten-year lease which started in November 2018 (the “2018 Lease”). The term of the lease may be extended for an additional 5 years in incremental one-year periods, subject to certain conditions described in the 2018 Lease. In June 2019, the Company entered into an addendum agreement to the 2018 Lease (the “2019 Addendum”) to lease an additional approximately 18,000 square feet of office space located on the same premises as the 2018 Lease. The term of the addendum extends through the same period as the 2018 Lease. The base rent for the first full year of the 2019 addendum is approximately $395,000. We do not assume renewals in our determination of lease term unless the renewals are deemed to be reasonably assured at lease commencement. At the commencement of the 2018 lease, renewal was not reasonably assured. Determination of whether a contract contains a lease is determined at execution of the contract based on the facts of each contract. The Company elected the package of practical expedients permitted under ASC 842 which allows us to carryforward historical lease classification, assessment on whether a contract was or contains a lease, and initial direct costs for any leases that existed prior to adoption of the standard. We have also elected to utilize practical expedients to combine lease and non-lease components and to not include on the balance sheet leases with an initial term of 12 months or less (“short-term leases”). Short-term lease payments are recognized in the consolidated statements of income on a straight-line basis over the lease term. These practical expedients apply to all of SharpSpring’s operating leases. The Company is not party to any financing lease.

The weighted average remaining lease term as of June 30, 2019 is 9.3 years. The weighted average discount rate for our operating leases as of June 30, 2019 is 6.5%. The discount rate of each lease is determined by the company’s incremental borrowing rate at the time of a lease contract. The lease cost associated with short-term leases for the three months ended June 30, 2019 and 2018 were zero and $19,290 respectively. The lease cost associated with short-term leases for the six months ended June 30, 2019 and 2018 were zero and $37,941 respectively.

Future minimum lease payments are as follows as of June 30, 2019:

Operating Leases
Remainder of 2019	$369,119
2020	742,956
2021	766,546
2022	771,278
2023	794,937
Thereafter	4,020,754
Total undiscounted cash flows	$7,465,591
Less imputed interest	(1,926,835)
Present value of lease liability	$5,538,756

Note 13: Disaggregation of Revenue

The Company operates as one reporting segment. Operating segments are defined as components of an enterprise for which separate financial information in regularly evaluated by the chief operating decision makers (“CODM”), which is the Company’s chief executive office, in deciding how to allocate resources and assess performance. The Company does not present geographical information about revenues because it is impractical to do so. Disaggregated revenue for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue by Product:
Marketing Automation Revenue	5,450,837	4,319,158	10,712,920	8,382,657
Mail + Product Revenue	$66,596	$123,131	$130,798	$244,295
Total Revenue	$5,517,433	$4,442,289	$10,843,718	$8,626,952

Revenue by Type:
Recurring Revenue	5,124,370	4,072,001	9,992,519	7,925,832
Upfront Fees	$393,063	$370,288	$851,199	$701,120
Total Revenue	$5,517,433	$4,442,289	$10,843,718	$8,626,952

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
Results of Operations

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

				Percent
	Three Months Ended		Change	Change
	June 30,		from	from
	2019	2018	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$5,517,433	$4,442,289	$1,075,144	24%
Cost of Sales	1,625,818	1,507,362	118,456	8%
Gross Profit	$3,891,615	$2,934,927	$956,688	33%

Revenues increased for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to growth in our SharpSpring marketing automation customer base. Revenues for our core marketing automation platform increased to $5.5 million in the three months ended June 30, 2019, from $4.3 million in the three months ended June 30, 2018. This growth in revenues was slightly offset by reduced revenue from our SharpSpring Mail+ product, which declined from approximately $123,000 for the three months ended June 30, 2018 to approximately $67,000 for the three months ended June 30, 2019.

Cost of services increased for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to increased employee related costs associated with providing and supporting our technology platform to more customers and increased hosting cost with the growth of the Company. As a percentage of revenues, cost of services was 29% and 34% of revenues for the three months ended June 30, 2019 and 2018, respectively. This represents a year-over-year improvement in gross margin due to increased revenue scale and operating leverage.

				Percent
	Three Months Ended		Change	Change
	June 30,		from	from
	2019	2018	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$2,865,610	$2,356,400	$509,210	22%
Research and development	1,217,981	1,008,019	209,962	21%
General and administrative	1,935,291	1,424,404	510,887	36%
Intangible asset amortization	95,250	115,000	(19,750)	-17%
	$6,114,132	$4,903,823	$1,210,309	25%

Sales and marketing expenses increased for the three months ended June 30, 2019, as compared to the same period in 2018. The increase was primarily due to an increase in employee-related costs and marketing program spending for various lead generation activities. Program spend increased by approximately $193,000 compared to same period last year. Employee-related costs increased by approximately $279,000. Partner commissions and referral fees increased by approximately $41,000 compared to the same period in 2018. Costs associated with third-party services increased by approximately $40,000 compared to the same period in 2018.

Research and development expenses increased for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to additional hiring of development and quality assurance staff since last year. Employee-related costs for this group increased by approximately $212,000 in the three months ended June 30, 2019, compared to the same period in 2018. Non-employee-related costs for this group increased by approximately $127,000 in the three months ended June 30, 2019, compared to the same period in 2018. These amounts were partially offset by increased capitalized software development work of approximately $130,000 for the three months ended June 30, 2019, compared to the same period in the prior year.

General and administrative expenses increased for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to higher employee related costs associated with business growth of approximately $205,000, and increased facilities costs associated with the Company’s new office space of approximately $75,000. Additionally, depreciation expense increased by approximately $63,000 primarily due to new furniture, equipment, and leasehold improvements related to the move to the new office location in November of 2018.

Amortization of intangible assets decreased for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, due primarily to the Trade Name asset fully amortizing in 2018.

				Percent
	Three Months Ended		Change	Change
	June 30,		from	from
	2019	2018	Prior Year	Prior Year
Other
Other expense, net	$(41,966)	$(338,431)	$296,465	-88%
Loss on conversion of convertible notes	(2,162,696)	-	(2,162,696)	n/a
Gain (loss) on embedded derivative	189,776	(453,449)	643,225	-142%
Provision (benefit) for income taxes	787	(294,543)	295,330	-100%

Other expense is generally related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency, as well as interest expense related to our convertible notes. Non-cash interest expense for the three months ended June 30, 2019 and 2018, was approximately $44,000 and $106,000, respectively.

On May 9, 2019, the Company entered into an agreement to convert the Convertible Notes. As a result of the conversion the company realized a gain on the embedded derivative of $189,776 and a loss on conversion of debt of $2,162,696 during the three months ended June 30, 2019. The company incurred a loss on the embedded derivative of $453,449 during the three months ended June 30, 2018.

During the three months ended June 30, 2019, our income tax provision was related to income derived in foreign jurisdictions at the applicable statutory tax rates. We have recorded a full valuation allowance against all of our U.S. net operating loss deferred tax assets, so there is no tax benefit recorded on the income statement for those losses. For the three months ended June 30, 2018, our income tax benefit related to state income taxes by our consolidated U.S. entities as well as taxes related to income derived in foreign jurisdictions at the applicable statutory tax rates.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

				Percent
	Six Months Ended		Change	Change
	June 30,		from	from
	2019	2018	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$10,843,718	$8,626,952	$2,216,766	26%
Cost of Sales	3,174,200	2,907,659	266,541	9%
Gross Profit	$7,669,518	$5,719,293	$1,950,225	34%

Revenues increased for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to growth in our SharpSpring marketing automation customer base. Revenues for our core marketing automation platform increased to $10.7 million in the six months ended June 30, 2019, from $8.4 million in the six months ended June 30, 2018. This growth in revenues was slightly offset by reduced revenue from our SharpSpring Mail+ product, which declined from approximately $244,000 for the six months ended June 30, 2018, to approximately $131,000 for the six months ended June 30, 2019.

Cost of services increased for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to increased employee related costs associated with providing and supporting our technology platform to more customers and increased hosting cost with the growth of the Company. As a percentage of revenues, cost of services was 29% and 34% of revenues for the six months ended June 30, 2019 and 2018, respectively. This represents a year-over-year improvement in gross margin due to increased revenue scale and operating leverage.

				Percent
	Six Months Ended		Change	Change
	June 30,		from	from
	2019	2018	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$5,873,813	$4,727,431	$1,146,382	24%
Research and development	2,476,709	1,958,694	518,015	26%
General and administrative	4,162,966	2,850,638	1,312,328	46%
Intangible asset amortization	190,500	230,000	(39,500)	-17%
	$12,703,988	$9,766,763	$2,937,225	30%

Sales and marketing expenses increased for the six months ended June 30, 2019, as compared to the same period in 2018. The increase was primarily due to an increase in employee-related costs and marketing program spending for various lead generation activities. Program spend increased by approximately $288,000 compared to same period last year. Employee-related costs increased by approximately $752,000, of which $133,000 is related to severance for the Chief Revenue Officer. Partner commissions and referral fees increased by approximately $83,000 compared to the same period in 2018. Costs associated with third-party services increased by approximately $40,000 compared to the same period in 2018.

Research and development expenses increased for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018 primarily due to additional hiring of development and quality assurance staff since last year. Employee-related costs for this group increased by approximately $550,000 in the six months ended June 30, 2019, compared to the same period in 2018. Non-employee-related costs for this group increased by approximately $185,000 in the six months ended June 30, 2019 compared to the same period in 2018. These amounts were partially offset by increased capitalized software development work of approximately $217,000 for the six months ended June 30, 2019, compared to the same period in the prior year.

General and administrative expenses increased for the three months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to higher employee related costs associated with business growth of approximately $373,000, and increased facilities costs associated with the Company’s new office space of approximately $168,000. Additionally, depreciation expense increased by approximately $120,000 primarily due to new furniture, equipment, and leasehold improvements related to the move to the new office location in November of 2018. The Company also incurred a one-time franchise tax fee settlement of approximately $317,000 during the six months ended June 30, 2019.

Amortization of intangible assets decreased for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 due primarily to the Trade Name asset fully amortizing in 2018.

				Percent
	Six Months Ended		Change	Change
	June 30,		from	from
	2019	2018	Prior Year	Prior Year
Other
Other expense, net	$(146,093)	$(269,803)	$123,710	-46%
Loss on conversion of convertible notes	(2,162,696)	-	(2,162,696)	n/a
Gain (loss) on embedded derivative	214,350	(453,449)	667,799	-147%
Provision (benefit) for income taxes	3,126	(252,546)	255,672	-101%

Other expense is generally related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency, as well as interest expense related to our convertible notes. Non-cash interest expense for the six months ended June 30, 2019 and 2018, was approximately $142,275 and $111,000, respectively.

On May 9, 2019, the Company entered into an agreement to convert the Convertible Notes. As a result of the conversion, the company realized a gain on the embedded derivative of $214,350, and a loss on conversion of debt of $2,162,696 during the six months ended June 30, 2019. The company incurred a loss on the embedded derivative of $453,449 during the six months ended June 30, 2018.

During the six months ended June 30, 2019, our income tax provision was related to income derived in foreign jurisdictions at the applicable statutory tax rates. We have recorded a full valuation allowance against all of our U.S. net operating loss deferred tax assets, so there is no tax benefit recorded on the income statement for those losses. For the six months ended June 30, 2018, our income tax provision related to state income taxes by our consolidated U.S. entities as well as taxes related to income derived in foreign jurisdictions at the applicable statutory tax rates.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of operating cash inflows are payments from customers for use of our marketing automation technology platform. Such payments are primarily received monthly from customers but can sometimes be received annually in advance of providing the services, yielding a deferred revenue liability on our consolidated balance sheet. Additionally, in March 2018, the Company issued $8.0 million of convertible notes and received $7.9 million in cash net of debt issuance costs; in March 2019, the Company issued 885,500 shares of common stock and received $10.7 million in cash net of stock issuance costs. To provide additional financing flexibility, the Company also has a credit facility in place. No amounts have been borrowed under the facility to date and based on the borrowing base calculations, approximately $1.9 million was available under the facility as of June 30, 2019.

Our primary sources of cash outflows from operations include payroll and payments to vendors and third-party service providers.

Analysis of Cash Flows

Net cash used in operating activities increased by $3.5 to $4.2 million used in operations for the six months ended June 30, 2019, compared to approximately $756,000 used in operations for the six months ended June 30,2018. The increase in cash used in operating activities was attributable primarily to increased operating expenses during the first six months of 2019 compared to 2018, a one-time franchise tax settlement and a tax refund of approximately $2 million that was received during the six months ended June 30, 2018.

Net cash used in investing activities was approximately $611,000 during the six months ended June 30, 2019, compared to approximately $188,000 used during the six months ended June 30, 2018. The change in cash used for investing activities is primarily related to the increased investment in property and equipment, largely related to our new office space, and capitalized software development in the six months ended June 30, 2019.

Net cash provided by financing activities was $11.6 million during the six months ended June 30, 2019, compared to $8.1 million net cash received from financing activities during the six months ended June 30, 2018. $10.7 million received is related to the net proceeds from the stock offering completed in March 2019. The Company also received approximately $1.0 million from the exercise of employee stock options during the six months ended June 30, 2019. The majority of the net cash provided by financing activities for the six months ended June 30, 2018, is related to the Company’s issuance of $8.0 million of convertible notes during the first quarter of 2018, for which the Company received $7.9 million after debt issuance costs.

We had net working capital of approximately $15.4 million and $8.7 million as of June 30, 2019 and December 31, 2018, respectively. Our cash balance was $16.0 million at June 30, 2019, reflecting the net $10.7 million received from the stock offering in March 2019. Our cash balance was $9.3 million at December 31, 2018, reflecting the net $7.9 million received from the issuance of convertible notes in March 2018, offset by cash used from operations.

Contractual Obligations

As of June 30, 2019, there were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 5, 2019, other than those appearing in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2019. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Company Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Date	Security/Value
May 2019	Common Stock – 14,772 shares of common stock issued pursuant to cashless warrant exercises with an exercise price of $7.81.

No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions. We relied on Section 4(a)(2) and/or Regulation D of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

Not Applicable.

Item 6.  Exhibits.
INDEX TO EXHIBITS
SEC ReferenceNumber	Title of Document	Location
10.1	Note Conversion Agreement, dated May 9, 2019, by and among SharpSpring, Inc., SHSP Holdings, LLC, and Evercel Holdings, LLC	Incorporated by reference to the Company’s Form 8-K filed 05/09/19.
10.2	SharpSpring, Inc. 2019 Equity Incentive Plan	Incorporated by reference to the Company’s Definitive Schedule 14A filed 04/30/19
10.3	Office Lease Agreement Addendum with Celebration Pointe Office Partners II, LLC dated June 20, 2019.	Incorporated by reference to the Company’s Form 8-K filed 6/25/19.
10.4	Office Lease Agreement with Celebration Pointe Office Partners II, LLC dated April 18, 2018	Incorporated by reference to the Company’s Form 8-K filed 4/19/18.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101	XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SharpSpring, Inc.

By:	/s/ Richard A. Carlson
Richard A. Carlson
Chief Executive Officer and President (Principal Executive Officer) Date: August 13, 2019

SharpSpring, Inc.

By:	/s/ Bradley Stanczak
Bradley Stanczak
Chief Financial Officer (Principal Financial Officer) Date: August 13, 2019