Form 10-Q
period 2019-09-30
SharpSpring, Inc.
filed 2019-11-14
CIK 1506439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2019
Or
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
Securities registered pursuant to Section 12(b) of the Act:Title of each classnote6 Symbol(s)Name of exchange on which registeredCommon Stock, $0.001 par value per shareSHSPThe NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,952,954 shares of common stock as of November 13, 2019.

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

Item 1.  Financial Statements.

SharpSpring, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$13,753,942	$9,320,866
Accounts receivable, net of allowance for doubtful accounts of $215,663 and $127,516 at September 30, 2019 and December 31, 2018, respectively	95,498	80,521
Unbilled receivables	927,952	740,425
Income taxes receivable	43,813	22,913
Other current assets	1,414,396	1,184,217
Total current assets	16,235,601	11,348,942

Property and equipment, net	1,880,926	1,260,798
Goodwill	8,860,980	8,866,413
Intangibles, net	1,580,250	1,866,000
Right-of-use assets	5,392,330	-
Other long-term assets	559,186	665,123
Total assets	$34,509,273	$24,007,276

Liabilities and Shareholders' Equity
Accounts payable	$1,617,034	$1,613,477
Accrued expenses and other current liabilities	729,476	774,944
Deferred revenue	508,804	250,656
Income taxes payable	13,340	23,705
Lease liability	362,065	-
Total current liabilities	3,230,719	2,662,782

Convertible notes, including accrued interest	-	8,342,426
Convertible notes embedded derivative	-	214,350
Lease liability, net of current portion	5,081,623	-
Total liabilities	8,312,342	11,219,558
Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value, Authorized shares-50,000,000; issued shares-10,972,426 at September 30, 2019 and 8,639,139 at December 31, 2018; outstanding shares-10,952,426 at September 30, 2019 and 8,619,139 at December 31, 2018	10,972	8,639
Additional paid in capital	53,515,915	30,446,838
Accumulated other comprehensive loss	(234,103)	(231,053)
Accumulated deficit	(27,011,853)	(17,352,706)
Treasury stock	(84,000)	(84,000)
Total shareholders' equity	26,196,931	12,787,718

Total liabilities and shareholders' equity	$34,509,273	$24,007,276

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue	$5,723,978	$4,873,329	$16,567,696	$13,500,281

Cost of services	1,840,764	1,472,410	5,014,964	4,380,069
Gross profit	3,883,214	3,400,919	11,552,732	9,120,212

Operating expenses:
Sales and marketing	3,102,653	2,640,697	8,976,466	7,368,128
Research and development	1,207,605	1,106,995	3,684,314	3,065,689
General and administrative	1,991,329	1,518,106	6,154,295	4,368,744
Non-employee stock issuance expense	-	508,561	-	508,561
Intangible asset amortization	95,250	115,000	285,750	345,000

Total operating expenses	6,396,837	5,889,359	19,100,825	15,656,122

Operating loss	(2,513,623)	(2,488,440)	(7,548,093)	(6,535,910)
Other expense, net	(15,781)	(243,956)	(161,873)	(513,759)
Loss on induced conversion	-	-	(2,162,696)	-
Gain (loss) on embedded derivative	-	27,295	214,350	(426,154)

Loss before income taxes	(2,529,404)	(2,705,101)	(9,658,312)	(7,475,823)
Provision (benefit) for income taxes	(2,291)	5,130	835	(247,415)
Net loss	$(2,527,113)	$(2,710,231)	$(9,659,147)	$(7,228,408)

Basic net loss per share	$(0.23)	$(0.32)	$(0.96)	$(0.85)
Diluted net loss per share	$(0.23)	$(0.32)	$(0.96)	$(0.85)

Shares used in computing basic net loss per share	10,948,416	8,530,858	10,028,246	8,482,976
Shares used in computing diluted net loss per share	10,948,416	8,530,858	10,028,246	8,482,976

Other comprehensive income (loss):
Foreign currency translation adjustment, net	2,806	(30,526)	(3,051)	243,468
Comprehensive loss	$(2,524,307)	$(2,740,757)	$(9,662,198)	$(6,984,940)

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Month Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,659,147)	$(7,228,408)
Adjustments to reconcile loss from operations:
Depreciation and amortization	727,873	632,132
Amortization of costs to acquire contracts	630,815	557,718
Non-cash stock compensation	849,900	710,879
Non-employee stock issuance expense	-	508,561
Deferred income taxes	-	(153,890)
(Gain)/Loss on disposal of property and equipment	(617)	-
Non-cash interest	139,372	204,301
Amortization of debt issuance costs and embedded derivative	2,903	12,991
(Gain)/loss on embedded derivative	(214,350)	426,154
Loss on induced conversion	2,162,696	-
Unrealized foreign currency gain/loss	43,470	290,386
Changes in assets and liabilities:
Accounts receivable	(15,014)	40,253
Unbilled receivables	(189,008)	(143,716)
Right-of-use assets	323,180	-
Other assets	(746,774)	(773,608)
Income taxes, net	(30,853)	2,050,292
Accounts payable	3,891	669,474
Lease liabilities	(280,643)	27,784
Other liabilities	(36,639)	-
Deferred revenue	258,991	59,972
Net cash used in operating activities	(6,029,954)	(2,108,725)

Cash flows from investing activities
Purchases of property and equipment	(1,062,252)	(396,153)
Proceeds from the sale of property and equipment	617	-
Net cash used in investing activities	(1,061,635)	(396,153)

Cash flows used in financing activities:
Proceeds from issuance of convertible note	-	8,000,000
Debt issuance costs	-	(141,657)
Proceeds from exercise of stock options	926,350	449,259
Proceeds (cost) from issuance of common stock, net	10,649,005	-
Net cash provided by financing activities	11,575,355	8,307,602

Effect of exchange rate on cash	(50,690)	(18,687)

Change in cash and cash equivalents	4,433,076	5,784,037

Cash and cash equivalents, beginning of period	9,320,866	5,399,747

Cash and cash equivalents, end of period	$13,753,942	$11,183,784

Supplemental information on consolidated statements of cash flows:
Cash paid during the period for
Income taxes, net	$11,013	$(2,105,913)
Non-cash activities
Right-of-use asset obtained for lease liability	$5,715,510	$-
Convertible notes liability relieved upon conversion	$8,484,701	$-
Embedded derivative liability relieved upon conversion	$189,776	$-

See accompanying notes to the consolidated financial statements.

SHARPSPRING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Treasury Stock		Accumulated
	Shares	Amount	Capital	Loss	Shares	Amount	Deficit	Total
Balance, June 30, 2018	8,527,823	$8,528	$29,080,351	$(365,220)	20,000	$(84,000)	$(12,392,060)	$16,247,599
Stock based compensation - stock options	-	-	192,202	-	-	-	-	192,202
Issuance of common stock for cash	35,064	35	207,419	-	-	-	-	207,454
Issuance of common stock for director services	5,184	5	57,452	-	-	-	-	57,457
Issuance of common stock for other non-employee services	36,274	36	508,525	-	-	-	-	508,561
Issuance of common stock for warrant conversions	5,129	5	(5)	-	-	-	-	-
Foreign currency translation adjustment, net	-	-	-	127,925	-	-	-	127,925
Net loss	-	-	-	-	-	-	(2,710,232)	(2,710,232)
Balance, September 30, 2018	8,609,474	$8,609	$30,045,943	$(237,295)	20,000	$(84,000)	$(15,102,292)	$14,630,965

Balance, June 30, 2019	10,965,794	$10,966	$53,211,881	$(229,620)	20,000	$(84,000)	$(24,484,741)	$28,424,486
Stock based compensation - stock options	-	-	252,799	-	-	-	-	252,799
Issuance of common stock for cash	4,292	4	27,228	-	-	-	-	27,232
Issuance of common stock for director services	2,340	2	24,006	-	-	-	-	24,008
Foreign currency translation adjustment, net	-	-	-	(4,484)	-	-	-	(4,484)
Net loss	-	-	-	-	-	-	(2,527,113)	(2,527,113)
Balance, September 30, 2019	10,972,426	$10,972	$53,515,915	$(234,103)	20,000	$(84,000)	$(27,011,853)	$26,196,931

Balance, December 31, 2017	8,456,061	$8,456	$28,362,397	$(480,762)	20,000	$(84,000)	$(7,873,883)	$19,932,208
Stock based compensation - stock options	-	-	575,081	-	-	-	-	575,081
Issuance of common stock for cash	85,673	86	449,173	-	-	-	-	449,259
Issuance of common stock for director services	21,054	21	150,777	-	-	-	-	150,798
Issuance of common stock for other non-employee services	36,274	36	508,525	-	-	-	-	508,561
Issuance of common stock for warrant conversions	10,412	10	(10)	-	-	-	-	-
Foreign currency translation adjustment, net	-	-	-	243,468	-	-	-	243,468
Net loss	-	-	-	-	-	-	(7,228,408)	(7,228,408)
Balance, September 30, 2018	8,609,474	$8,609	$30,045,943	$(237,295)	20,000	$(84,000)	$(15,102,292)	$14,630,965

Balance, December 31, 2018	8,639,139	$8,639	$30,446,838	$(231,053)	20,000	$(84,000)	$(17,352,706)	$12,787,718
Stock based compensation - stock options	-	-	746,498	-	-	-	-	746,498
Issuance of common stock for cash	1,070,184	1,070	11,605,224	-	-	-	-	11,606,294
Issuance of common stock for director services	6,696	7	95,895	-	-	-	-	95,902
Issuance of common stock for warrant conversions	14,772	15	(15)	-	-	-	-	-
Issance of commons stock for settlement of notes	1,241,635	1,242	10,621,474	-	-	-	-	10,622,716
Foreign currency translation adjustment	-	-	-	(3,051)	-	-	-	(3,051)
Net Loss	-	-	-	-	-	-	(9,659,147)	(9,659,147)
Balance, September 30, 2019	10,972,426	$10,972	$53,515,915	$(234,103)	20,000	$(84,000)	$(27,011,853)	$26,196,931

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

Note 2: Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of our management, Company has prepared the accompanying unaudited consolidated financial statements on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2018, and these consolidated financial statements include all adjustments consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. Our Consolidated Financial Statements include the accounts of SharpSpring, Inc. and our subsidiaries (the “Company”). Our Consolidated Financial Statements reflect the elimination of all significant inter-company accounts and transactions. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2019.

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

Operating Segments

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s chief executive officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. The Company does not present geographical information about revenues because it is impractical to do so.

Foreign Currencies

The functional currency of the Company’s foreign subsidiaries is the local currency. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at the average exchange rates during the period. Foreign currency translation gains and losses are recorded in other comprehensive income (loss).

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, deposits, embedded derivatives (associated with our convertible notes) and accounts payable. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items. The fair value of the embedded derivatives associated with our convertible notes is calculated using Level 3 unobservable inputs, utilizing a probability-weighted expected value model to determine the liability. The fair value of the embedded derivatives at September 30, 2019, and December 31, 2018, was a liability balance of zero and $214,350, respectively. The change in fair value for the three months ended September 30, 2019, and 2018 was zero and a gain of $27,295, respectively. The change in fair value for the nine months ended September 30, 2019, and 2018, was a gain of $214,350 and a loss of $426,154, respectively.

Accounts Receivable

Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection. Management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. The Company reserves for receivables that are determined to be uncollectible, if any, in its allowance for doubtful accounts. After the Company has exhausted all collection efforts, the outstanding receivable is written off against the allowance. In cases where our customers pay for services in arrears, we accrue for revenue in advance of billings as long as the criteria for revenue recognition are met, thus creating a contract asset. A portion of our accounts receivable balance is therefore unbilled at each balance sheet date and is reflected as such on the consolidated balance sheet.

Intangibles

Finite-lived intangible assets include trade names, developed technologies, and customer relationships and are amortized based on the estimated economic benefit over their estimated useful lives, with original periods ranging from 5 to 11 years. We continually evaluate the reasonableness of the useful lives of these assets. Finite-lived intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. Impairment losses are measured as the amount by which the carrying value of an asset group exceeds its fair value and are recognized in operating results. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments, and the fair value of an asset group. The dynamic economic environment in which the Company operates, and the resulting assumptions used to estimate future cash flows impact the outcome of these impairment tests.

Goodwill and Impairment

As of September 30, 2019, and December 31, 2018, we had recorded goodwill of $8,860,980 and $8,866,413, respectively. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the SharpSpring and GraphicMail acquisitions. Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350, “Intangibles - Goodwill and Other” deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-10, and written down when impaired.

Debt Issuance Costs

Third-party costs associated with the issuance of debt are included as a direct reduction to the carrying value of the debt and are amortized to interest expense ratably over the life of the debt.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB ASC 740, Simplifying the Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

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

In determining the provision for income taxes, the Company uses statutory tax rates and tax planning opportunities available to the Company in the jurisdictions in which it operates. This includes recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns to the extent pervasive evidence exists that they will be realized in future periods. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which are expected to be in effect in the years in which the temporary differences are expected to reverse. In accordance with the Company’s income tax policy, significant or unusual items are separately recognized in the period in which they occur. The Company is subject to routine examination by domestic and foreign tax authorities and frequently faces challenges regarding the amount of taxes due. These challenges include positions taken by the Company related to the timing, nature, and amount of deductions and the allocation of income among various tax jurisdictions. As of September 30, 2019, the Company is being examined by the U.S. tax authorities related to the 2016 and 2017 tax years. The Company does not expect any material adjustments as a result of the audits.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred. Depreciation expense related to property and equipment was $161,105 and $125,416 for the three months ended September 30, 2019, and 2018, respectively. Depreciation expense related to property and equipment was $442,123 and $287,132 for the nine months ended September 30, 2019, and 2018, respectively. Repairs and maintenance costs are expensed as incurred.

Property and equipment as of September 30, 2019 and December 31, 2018, is as follows:

	September 30,	December 31,
	2019	2018
Property and equipment, gross:
Leasehold improvements	$289,565	$197,268
Furniture and fixtures	675,104	611,171
Computer equipment and software	2,053,045	1,135,012
Total	3,017,714	1,943,451
Less: Accumulated depreciation and amortization	(1,136,788)	(682,653)
	$1,880,926	$1,260,798

Useful lives are as follows:

Leasehold improvements	3-5 years
Furniture and fixtures	3-5 years
Computing equipment	3 years
Software	3-5 years

Revenue Recognition

The Company recognizes revenue from its services when it is probable that the economic benefits associated with the transactions will flow to the Company and the amount of revenue can be reliably measured. All significant sources of revenue are the result of a contract with a customer, and as such meet the requirements of recognizing revenue in accordance with FASB ASC 606. For the three months ended September 30, 2019, and 2018, revenue from contracts with customers was $5.7 million and $4.9 million, respectively. For the nine months ended September 30, 2019, and 2018, revenue from contracts with customers was $16.6 million and $13.5 million, respectively.

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

Our products are billed in arrears or upfront, depending on the product, which creates contract assets (unbilled receivables) and contract liabilities (deferred revenue). Contract assets occur due to unbilled charges for which the Company has satisfied performance obligations. Contract liabilities occur due to upfront billed charges for which the Company has not yet fully satisfied all performance obligations. Both contract assets and liabilities are recognized and deferred ratably over their service periods.

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

The performance obligations are measured using the output method to recognize revenue based on direct measurements of the value to the customer of the services transferred to date. Most of the Company’s contracts have a predefined service period and are therefore satisfied over that period. This allows for a reliable way to measure performance obligations remaining and completed. The Company does have some contracts that are satisfied at a point in time upon delivery of services. The criteria for the completion of these contracts are defined in each contract with a customer so that there is no judgment required to evaluate when the service is delivered to the customer. Any discount given is allocated to the performance obligation and is treated as a reduction to the transaction price. Due to the month to month nature of the Company’s contracts with customers, no financing or time value of money component exists related to the contracts with customers. Due to the month to month nature of the Company’s contracts with customers, we have elected to utilize the optional practical expedient from ASC 606-10-50-14 through 50-14A for disclosing the remaining performance obligations. The remaining performance obligations as of the balance sheet date consist of initial implementation and availability and use of the SharpSpring platform. Remaining implementation obligations typically are provided over a period of 30 days or less as of the balance sheet date. Remaining obligations of availability of the platform are provided over a period ranging from less than 30 days to 12 months as of the balance sheet date.

From time to time, the Company offers refunds to customers and experiences credit card chargebacks relating to cardholder disputes that are commonly experienced by businesses that accept credit cards. The Company makes estimates for refunds and credit card chargebacks based on historical experience.

Deferred Revenue

Deferred revenue consists of payments received in advance of the Company’s providing the services. Deferred revenue is earned over the service period identified in each contract. The majority of our deferred revenue balances (contract liabilities) arise from payments from customers in advance of service on a periodic basis (such as monthly, quarterly, annually or bi-annually). In situations where a customer pays in advance, the deferred revenue is recognized over the service period defined in the contract. Additionally, the Company has deferred revenue related to implementation fees for its SharpSpring marketing automation solution that are paid in advance. These implementation services are typically performed over a 60-day period, and the revenue is recognized over that period. Deferred revenue balances were $250,656 and $279,818 as of December 31, 2018, and 2017, respectively. Deferred revenue during the three months ended September 30, 2019, and 2018, increased by $191,727 and $19,833, respectively. Deferred revenue during the nine months ended September 30, 2019, and 2018, increased by $258,147 and $58,601, respectively. The Company had deferred revenue contract liability balances of $508,804 and $250,656 as of September 30, 2019, and December 31, 2018, respectively. The Company expects to recognize a majority of the revenue of these remaining performance obligations within 12 months. Approximately 7% of the deferred revenue balance is related to prepaid credits. These credits are recognized as they are used. The Company expects to recognize approximately half of the remaining prepaid credits within 12 months.

Accrued Revenue

In cases where our customers pay for services in arrears, we accrue for revenue in advance of billings as long as the criteria for revenue recognition are met, thus creating an unbilled receivable. A portion of our revenue is therefore unbilled at each period. The accrued revenue balances were $740,425 and $554,603 as of December 31, 2018, and 2017, respectively. Revenue billed that was included in accrued revenue at the beginning of the period for the three months ending September 30, 2019, and 2018, was $880,333 and $646,452, respectively. Revenue billed that was included in accrued revenue at the beginning of the period for the nine months ending September 30, 2019, and 2018, was $740,425 and $554,603, respectively. Accrued revenue not billed in the three and nine months ending September 30, 2019, and 2018, was $927,952 and $697,101, respectively. The Company had accrued revenue balances of $927,952and $740,425 as of September 30, 2019, and December 31, 2018, respectively.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. At September 30, 2019, and December 31, 2018, the Company had cash balances at financial institutions that exceed federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising and marketing expenses, excluding marketing team costs, were $1,525,322 and $1,443,534 for the three months ended September 30, 2019, and 2018, respectively. Advertising and marketing expenses, excluding marketing team costs, were $4,556,539 and $4,187,234 for the nine months ended September 30, 2019, and 2018, respectively.

Capitalized Cost of Obtaining a Contract

The Company capitalizes sales commission costs which are incremental to obtaining a contract. We expense costs that are related to obtaining a contract but that are not incremental, such as other sales and marketing costs and costs that would be incurred regardless of a contract being obtained. Capitalized costs are amortized using the straight-line amortization over the estimated weighted average life of the customer, which we have estimated to be 3 years. At September 30, 2019, the net carrying value of the capitalized cost of obtaining a contract was $1,209,280, of which $686,255 is included in other current assets and $523,025 is included in other long-term assets. At December 31, 2018, the net carrying value of the capitalized cost of obtaining a contract was $1,309,329, of which $699,159 is included in other current assets and $610,170 is included in other long-term assets. The Company amortized expenses for the costs of obtaining contracts of $199,058 and $194,479 for the three months ended September 30, 2019, and 2018, respectively. The Company amortized expenses for the costs of obtaining contracts of $630,815 and $557,718 for the nine months ended September 30, 2019, and 2018, respectively.

Stock Compensation

We account for stock-based compensation in accordance with FASB ASC 718 Compensation — Stock Compensation, which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The company also provides stock-based compensation to non-employee directors which are treated as employees for the purpose of stock-based compensation in accordance with ASC 718. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents for the period. For purposes of this calculation, options to purchase common stock, warrants, and the conversion option of the convertible Notes (Note 5) are considered to be potential common shares outstanding. Since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. The Company’s potential common shares outstanding were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive.

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

In February 2016, the FASB issued guidance that requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. The guidance became effective for the Company on January 1, 2019. The Company is using the modified retrospective transition method which allows the Company to recognize and measure leases as of the adoption date, January 1, 2019, with the cumulative impact being reflected in the opening balance of retained earnings. The application of the modified retrospective transition was applied to all active leases at the date of initial application. There was no impact to the Company’s retained earnings for the implementation of this accounting standard. The following tables present the cumulative impact on our financial statements upon adoption.

Impact upon adoption of new ASU
As of January 1, 2019
Right-of-use assets	5,715,510
Total Assets	$5,715,510

Accrued expenses and other current liabilities	$(8,821)
Lease liability (current)	344,883
Lease liability (non-current)	5,379,448
Total Liabilities	$5,715,510

Note 3: Goodwill and Other Intangible Assets

Intangible assets are as follows:

	As of September 30, 2019
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$120,000	(120,000)	$-
Technology	2,130,000	(1,132,500)	997,500
Customer relationships	1,320,000	(737,250)	582,750
Unamortized intangible assets:	3,570,000	(1,989,750)	1,580,250
Goodwill			8,860,980
Total goodwill and intangible assets			$10,441,230

	As of December 31, 2018
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$120,000	(120,000)	$-
Technology	2,130,000	(954,000)	1,176,000
Customer relationships	4,100,014	(3,410,014)	690,000
Unamortized intangible assets:	6,350,014	(4,484,014)	1,866,000
Goodwill			8,866,413
Total goodwill and intangible assets			$10,732,413

Estimated amortization expense for the remainder of 2019 and subsequent years is as follows:

Remainder of 2019	95,250
2020	332,000
2021	280,000
2022	228,000
2023	180,000
2024	141,000
Thereafter	324,000
Total	$1,580,250

Amortization expense for the three months ended September 30, 2019 and 2018, was $95,250 and $115,000, respectively. Amortization expense for the nine months ended September 30, 2019 and 2018, was $285,750 and $345,000, respectively.

Note 4: Credit Facility

In March 2016, the Company entered into a $2.5 million revolving loan agreement (the “Credit Facility”) with Western Alliance Bank. The facility originally matured on March 21, 2018 and was amended to mature on March 31, 2020. There are no mandatory amortization provisions and the Credit Facility is payable in full at maturity. As of September 30, 2019, the credit facility carried an interest rate of 6.75%. The Credit Facility is collateralized by a lien on substantially all of the existing and future assets of the Company and secured by a pledge of 100% of the capital stock of SharpSpring Technologies, Inc. and a 65% pledge of the Company’s foreign subsidiaries’ stock. The Credit Facility subjects the Company to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions. The Credit Facility also restricts our ability to pay cash dividends on our common stock. There are no amounts outstanding under the Credit Facility and no events of default have occurred.

Note 5: Convertible Notes

On March 28, 2018, we issued $8.0 million in aggregate principal amount of convertible notes (the “Note”). Interest accrued at a rate of 5.0% per year and was “payable in kind” annually in the form of the issuance of additional Notes (“PIK Notes” and, together with Note, the “Notes”). The principal amount of the Notes and the PIK Notes were due and payable in full on the fifth anniversary of the date of the Notes. The Company had the right to extend the maturity date for up to nine months on up to three separate occasions, with interest accruing at a rate of 10% during any such extension periods. The Notes were convertible into shares of the Company’s common stock at any time by the holder at a fixed conversion price of $7.50 per share, subject to customary adjustments for specified corporate events. Additionally, if the Notes and PIK Notes were not converted into common stock by the holder, at the maturity date, the Company may elect to convert all outstanding Notes and PIK Notes into shares of the Company’s common stock at a conversion price equal to 80% of the volume weighted average closing price of the Company’s common stock for the 30 trading days prior to and including the maturity date. We received net proceeds from the offering of approximately $7.9 million after adjusting for debt issue costs, including financial advisory and legal fees.

The Notes were unsecured obligations and were subordinate in right of payment to the Credit Facility (Note 4). So long as any Notes were outstanding, except as the investor may otherwise agree in writing, the Company at no time (i) was to have outstanding senior indebtedness in an aggregate amount exceeding 18.6% of the Company’s trailing twelve month revenue, (ii) incur any indebtedness that is both junior in right of payment to the obligations of the Company to its senior secured lender and senior to the Company’s obligations under the Notes or (iii) enter into any agreement with any lender or other third party that would (A) prohibit the Company from issuing PIK Notes at any time or under any circumstances or (B) prohibit the conversion of the Notes in accordance with their terms at any time or under any circumstances. Prior to the issuance of the Notes, the Company had no outstanding indebtedness for borrowed money. The holder of the Notes must notify the Company at least 120 days prior to the maturity of the Notes of its election to convert the Notes.

The convertible Notes agreement contained customary events of default with respect to the Notes and provided that upon certain events of default occurring and continuing, the investor, by written notice to the Company may declare the entire outstanding principal amount of the Notes and all accrued but unpaid interest to be immediately due and payable. During the continuance of an event of default, the investor had recourse to any and all remedies available under applicable law. The Notes were recorded upon issuance at amortized cost in accordance with applicable accounting guidance. As there was no difference in the amount recorded at inception and the face value of the Notes, interest expense was accreted at the stated interest rate under the terms of the Notes. Total interest expense related to the Notes was impacted by the amortization of the debt issuance cost using the effective interest method.

The Company was required to accelerate and issue the PIK Notes through the maturity of the Notes if the Company elected to convert the Notes prior to maturity (which it can do upon certain conditions) or if there was a change in control. Pursuant to accounting guidance, for each of these situations, the Company determined that the economic characteristics of these “make whole” features were not considered clearly and closely related to the Company’s stock. Accordingly, these features were determined to be “embedded derivatives” and were bifurcated from the Notes and separately accounted for on a combined basis at fair value as a single derivative. The fair value of the derivatives was zero as of September 30, 2019. The derivative was accounted for at fair value, with subsequent changes in the fair value to be reported as part of Other income (expense), net in the Consolidated Statement of Operations.

Additionally, the investor’s conversion option was analyzed for embedded derivative treatment, but the conversion option qualified for a scope exception as it was considered to be clearly and closely related to the Company’s stock.

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

Under the Conversion Agreement, the Notes were deemed to have been converted into the Conversion Shares, and any interest in any amount ceased to accrue or be payable with respect to the Notes, and SHSP Holdings ceases to be a holder of any Notes, and the Notes cease to be outstanding, for purposes of the Investors’ Rights Agreement dated as of March 28, 2018. Effective as of the issuance and delivery of the Conversion Shares to SHSP Holdings, the Notes were canceled and terminated in their entirety and of no further force and effect, and any and all indebtedness and other obligations of the Company under the Notes was fully performed and discharged, and any and all claims or rights of SHSP Holdings or its affiliates thereunder were fully and finally extinguished and released. Additionally, under the terms of the Conversion Agreement, the Company agreed to pay in shares 49% of the remaining future interest totaling 115,037 shares. As a result of accelerating the 49% of future interest along with the extinguishment of the convertible notes, the Company incurred a loss on conversion of debt of $2.2 million. The loss was measured as the excess fair value of the shares issued under the modified conversion, compared to the fair value of the shares that would have been issued under an unmodified conversion as of the measurement date. Level 1 inputs were used to determine the fair value of the shares paid to the Investor. The loss on conversion was partially offset by a gain of $189,776 from the write-off of the embedded derivative liability.
The net carrying amount of the Notes at September 30, 2019 was as follows:
	September 30,	December 31,
	2019	2018
Principal amount	$-	$8,000,000
Accrued interest paid-in-kind	-	304,301
Unamortized debt issuance costs	-	(122,153)
Unamortized embedded derivative	-	160,278
Net carrying value	$-	$8,342,426

We incurred certain third-party costs in connection with our issuance of the Notes, principally related to financial advisory and legal fees, which were amortized to interest expense ratably over the five-year term of the Notes. Upon conversion on May 9, 2019, all remaining issuance costs were fully expensed.

The following table sets forth total interest expense related to the Notes for the three and nine month ended September 30, 2019, and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Contractual interest paid-in-kind expense (non-cash)	$-	$100,000	$139,372	$204,301
Amortization of debt issuance costs (non-cash)	-	6,359	15,108	12,991
Amortization of embedded derivative (non-cash)	-	-	(12,205)	-
Total interest expense	$-	$106,359	$142,275	$217,292
Effective interest rate	0.0%	5.3%	4.9%	5.3%

Note 6: Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents for the period. For purposes of this calculation, options to purchase common stock, warrants and the conversion option of the Convertible Notes (Note 5) are considered to be potential common shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(2,527,113)	$(2,710,231)	$(9,659,147)	$(7,228,408)

Basic weighted average common shares outstanding	10,948,416	8,530,858	10,028,246	8,482,976
Add incremental shares for:
Warrants	-	-	-	-
Stock options	-	-	-	-
Convertible notes	-	-	-	-
Diluted weighted average common shares outstanding	10,948,416	8,530,858	10,028,246	8,482,976

Net loss per share:
Basic	$(0.23)	$(0.32)	$(0.96)	$(0.85)
Diluted	$(0.23)	$(0.32)	$(0.96)	$(0.85)

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

	Three and Nine Months Ended
	September 30,
	2019	2018
Warrants	-	30,000
Stock options	1,419,844	1,475,689
Convertible notes	-	1,093,907

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

During the three months ended September 30, 2019, and 2018, the Company recorded income tax benefit of $2,291 and income tax expense of $5,130, respectively, from operations. During the nine months ended September 30, 2019, and 2018, the Company recorded income tax expense of $835 and income tax benefit of $247,415, respectively, from operations. The blended effective tax rate for the nine months ending September 30, 2019, and 2018, was 0.0% and 3.0%, respectively. The effective blended tax rate varies from our statutory U.S. tax rate due to valuation allowances on losses and income generated in certain other jurisdictions at various tax rates.

Valuation Allowance
We record a deferred tax asset if we believe that it is more likely than not that we will realize a future tax benefit. Ultimate realization of any deferred tax asset is dependent on our ability to generate sufficient future taxable income in the appropriate tax jurisdiction before the expiration of carryforward periods, if any. Our assessment of deferred tax asset recoverability considers many different factors including historical and projected operating results, the reversal of existing deferred tax liabilities that provide a source of future taxable income, the impact of current tax planning strategies, and the availability of future tax planning strategies. We establish a valuation allowance against any deferred tax asset for which we are unable to conclude that recoverability is more likely than not. This is inherently judgmental since we are required to assess many different factors and evaluate as much objective evidence as we can in reaching an overall conclusion. The particularly sensitive component of our evaluation is our projection of future operating results since this relies heavily on our estimates of future revenue and expense levels by tax jurisdiction.

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

At September 30, 2019, and December 31, 2018, we have established a valuation allowance of $6.5 million and $4.3 million, respectively, against certain deferred tax assets given the uncertainty of recoverability of these amounts.

Note 8: Defined Contribution Retirement Plan

Starting in 2016, we offered our U.S. employees the ability to participate in a 401(k) plan. Eligible U.S. employees may contribute up to 99% of their eligible compensation, subject to limitations established by the Internal Revenue Code. The Company contributes a matching contribution equal to 100% of each such participant’s contribution up to the first 3% of their annual eligible compensation. We charged $78,040 and $64,679 to expense in the three months ended September 30, 2019, and 2018, respectively, associated with our matching contribution in those periods. We charged $229,248 and $186,614 to expense in the nine months ended September 30, 2019, and 2018, respectively, associated with our matching contribution in those periods.

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

In April 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”). No more than 697,039 shares of common stock, plus the number of shares of common stock underlying any award granted under the 2010 Plan that expires, terminates, is canceled, or is forfeited shall be available for grant under the 2019 Plan. The Plan provides for the issuance of stock options and other stock-based awards. During the terms of the Awards, the Company shall keep available at all times the number of shares of Common Stock required to satisfy such Awards.

Stock Options
Stock option awards under the 2010 Plan and 2019 Plan (the “Plans”) have a 10-year maximum contractual term and must be issued at an exercise price of not less than 100% of the fair market value of the common stock at the date of grant. The Plans are administered by the Board of Directors, which has the authority to determine to whom options may be granted, the period of exercise, and what other restrictions, if any, should apply. Vesting for awards granted to date under the Plans is principally over four years from the date of the grant, with 25% of the award vesting after one year and monthly vesting thereafter.

Option awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

Nine months ended September 30,
	2019	2018

Volatility	49%-50%	48%-49%
Risk-free interest rate	1.45%-2.59%	2.34%-2.99%
Expected term	6.25 years	6.25 years

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2019, and 2018, was $6.43 and $2.88, respectively.

Stock option awards are expensed on a straight-line basis over the requisite service period. During the three months ended September 30, 2019, and 2018, the Company recognized an expense of $252,799 and $192,202, respectively, associated with stock option awards. During the nine months ended September 30, 2019, and 2018, the Company recognized an expense of $746,498 and $575,081, respectively, associated with stock option awards. At September 30, 2019, future stock compensation expense associated with stock options (net of estimated forfeitures) not yet recognized was $2,959,018 and will be recognized over a weighted average remaining vesting period of 3.1 years. The following summarizes stock option activity for the nine months ended September 30, 2019:

		Weighted	Weighted	Aggregate
	Number of	Average	Average Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2018	1,654,522	$6.07	8.2	$10,866,658

Granted	166,294	12.77
Exercised	(185,212)	5.06
Expired	(1,198)	5.18
Forfeited	(214,562)	5.08
Outstanding at September 30, 2019	1,419,844	$7.14	7.6	$4,773,655

Exercisable at September 30, 2019	718,990	$5.14	6.6	$3,310,784

The total intrinsic value of stock options exercised during the three months ended September 30, 2019, and 2018, were zero and $246,672, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2019, and 2018, were $1,432,655 and $404,273, respectively.

Stock Awards
During the three months ended September 30, 2019, and 2018, the Company issued 2,340 and 5,184 shares, respectively, to non-employee directors as compensation for their service on the board. During the nine months ended September 30, 2019, and 2018, the Company issued 6,696 and 21,054 shares, respectively, to non-employee directors as compensation for their service on the board Such stock awards are immediately vested.

Stock awards are valued based on the closing price of our common stock on the date of grant, and compensation cost is recorded on a straight-line basis over the share vesting period. The total fair value of stock awards granted, vested, and expensed during the three months ended September 30, 2019, and 2018, was $31,508 and $57,457, respectively. The total fair value of stock awards granted, vested, and expensed during the nine months ended September 30, 2019, and 2018, was $103,402 and $143,268, respectively. As of September 30, 2019, there was no unrecognized compensation cost related to stock awards.

Additionally, during the three months ended September 30, 2018, the Company issued 36,274 shares to a service provider to satisfy a performance-based contractual arrangement. The Company recorded an expense of approximately $509,000 associated with this issuance in the third quarter of 2018. These shares were not issued from the 2010 Stock Incentive Plan.

Note 10: Warrants

During 2014, the Company issued warrants to certain service providers. The following table summarizes information about the Company’s warrants at September 30, 2019:

		Weighted	Weighted
	Number of	Average	Average Remaining	Intrinsic
	Units	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2018	30,000	$7.81	1.1	$144,525

Granted	-	-
Exercised	(30,000)	7.81
Cancelled	-	-
Outstanding at September 30, 2019	-	$-	-	$-

Exercisable at September 30, 2019	-	$-	-	$-

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

The weighted average remaining lease term as of September 30, 2019, is 9.2 years. The weighted average discount rate for our operating leases as of September 30, 2019 is 6.5%. The discount rate of each lease is determined by the company’s incremental borrowing rate at the time of a lease contract. The lease cost associated with short-term leases for the three months ended September 30, 2019, and 2018, were zero and $19,210 respectively. The lease cost associated with short-term leases for the nine months ended September 30, 2019, and 2018, were zero and $57,072 respectively.

Future minimum lease payments are as follows as of September 30, 2019:
Operating Leases
Remainder of 2019	184,560
2020	742,956
2021	766,546
2022	771,278
2023	794,937
Thereafter	4,020,754
Total undiscounted cash flows	$7,281,032
Less imputed interest	(1,837,344)
Present value of lease liability	$5,443,688

Note 13: Disaggregation of Revenue

The Company operates as one reporting segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision makers (“CODM”), which is the Company’s chief executive office, in deciding how to allocate resources and assess performance. The Company does not present geographical information about revenues because it is impractical to do so. Disaggregated revenue for the three and nine months ended September 30, 2019, and 2018, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue by Product:
Marketing Automation Revenue	5,676,555	4,793,467	16,389,475	13,176,124
Mail + Product Revenue	$47,423	$79,862	$178,221	$324,157
Total Revenue	$5,723,978	$4,873,329	$16,567,696	$13,500,281

Revenue by Type:
Recurring Revenue	5,391,989	4,420,872	15,384,507	12,331,999
Upfront Fees	$331,989	$452,457	$1,183,189	$1,168,282
Total Revenue	$5,723,978	$4,873,329	$16,567,696	$13,500,281

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

Overview

We provide SaaS-based marketing technologies to customers around the world. Our focus is on marketing automation tools that enable customers to interact with a lead from an early stage and nurture that potential customer using advanced features until it becomes a qualified sales lead or customer. We primarily offer our premium SharpSpring marketing automation solution, but also have customers on the SharpSpring Mail+ product, which is a subset of the full suite solution.

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
Results of Operations

Three Months Ended September 30, 2019, Compared to the Three Months Ended September 30, 2018

				Percent
	Three Months Ended		Change	Change
	September 30,		from	from
	2019	2018	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$5,723,978	$4,873,329	$850,649	17%
Cost of Sales	1,840,764	1,472,410	368,354	25%
Gross Profit	$3,883,214	$3,400,919	$482,295	14%

Revenues increased for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to growth in our SharpSpring marketing automation customer base. Revenues for our core marketing automation platform increased to $5.7 million in the three months ended September 30, 2019, from $4.8 million in the three months ended September 30, 2018. This growth in revenues was slightly offset by reduced revenue from our SharpSpring Mail+ product, which declined from approximately $80,000 for the three months ended September 30, 2018, to approximately $47,000 for the three months ended September 30, 2019.

Cost of services increased for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to increased employee related costs associated with providing and supporting our technology platform to more customers and increased hosting cost with the growth of the Company. As a percentage of revenues, cost of services was 32% and 30% of revenues for the three months ended September 30, 2019, and 2018, respectively. The Company saw improved revenue scale and operating leverage for its support and hosting costs but was offset by investment in our account management and customer success initiatives. The investment in account management began in the first quarter of 2019 and continued to ramp up throughout the year. We believe the account management program will have a long-term positive impact on the Company’s revenue and attrition.

				Percent
	Three Months Ended		Change	Change
	September 30,		from	from
	2019	2018	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$3,102,653	$2,640,697	$461,956	17%
Research and development	1,207,605	1,106,995	100,610	9%
General and administrative	1,991,329	1,518,106	473,223	31%
Non-employee stock issuance expense	-	508,561	(508,561)	-100%
Intangible asset amortization	95,250	115,000	(19,750)	-17%
	$6,396,837	$5,889,359	$507,478	9%

Sales and marketing expenses increased for the three months ended September 30, 2019, as compared to the same period in 2018. The increase was primarily due to an increase in employee-related costs and marketing program spending for various lead generation activities. Program spend increased by approximately $76,000 compared to same period last year. Employee-related costs increased by approximately $270,000. Partner commissions and referral fees increased by approximately $38,000 compared to the same period in 2018. Costs associated with third-party services increased by approximately $88,000 compared to the same period in 2018.

Research and development expenses increased for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to additional hiring of development and quality assurance staff since last year. Employee-related costs for this group increased by approximately $157,000 in the three months ended September 30, 2019, compared to the same period in 2018. Non-employee-related costs for this group increased by approximately $197,000 in the three months ended September 30, 2019, compared to the same period in 2018. These amounts were partially offset by increased capitalized software development of approximately $254,000 for the three months ended September 30, 2019, compared to the same period in the prior year.

General and administrative expenses increased for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to higher employee related costs associated with business growth of approximately $192,000, and increased facilities costs associated with the Company’s new office space of approximately $70,000. Additionally, depreciation expense increased by approximately $36,000 primarily due to new furniture, equipment, and leasehold improvements related to the move to the Company’s new headquarters in November of 2018. Professional fees related to legal, accounting, and corporate governance grew approximately $66,000 during the three months ended September 30, 2019. Cost associated with license fees, internet and data communication, and equipment grew approximately $110,000 during the three months ended September 30, 2019 to continue to support the growth of the Company.

During the three months ended September 30, 2018, the Company issued 36,274 shares to a service provider to satisfy a performance-based contractual arrangement. The Company recorded an expense of approximately $509,000 associated with this issuance in the third quarter of 2018.

Amortization of intangible assets decreased for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, due primarily to the Trade Name asset fully amortizing in the fourth quarter of 2018.

				Percent
	Three Months Ended		Change	Change
	September 30,		from	from
	2019	2018	Prior Year	Prior Year
Other
Other expense, net	$(15,781)	$(243,956)	$228,176	-94%
Gain (loss) on embedded derivative	-	27,295	(27,295)	-100%
Provision (benefit) for income taxes	(2,291)	5,130	(7,421)	-145%

Other expense is generally related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency, as well as interest expense related to our convertible notes. Non-cash interest expense for the three months ended September 30, 2019, and 2018, was approximately zero and $100,000, respectively.

We recorded a change in the valuation of convertible notes embedded derivatives of zero and $27,295 during the three months ended September 30, 2019, and 2018, respectively.

During the three months ended September 30, 2019, our income tax benefit was related to income derived in foreign jurisdictions at the applicable statutory tax rates. We have recorded a full valuation allowance against all of our U.S. net operating loss deferred tax assets, so there is no tax benefit recorded on the income statement for those losses. For the three months ended September 30, 2018, our income tax provision related to income derived in foreign jurisdictions at the applicable statutory tax rates.

Nine months ended September 30, 2019, Compared to the Nine months ended September 30, 2018

				Percent
	Nine Months Ended		Change	Change
	September 30,		from	from
	2019	2018	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$16,567,696	$13,500,281	$3,067,415	23%
Cost of Sales	5,014,964	4,380,069	634,895	14%
Gross Profit	$11,552,732	$9,120,212	$2,432,520	27%

Revenues increased for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to growth in our SharpSpring marketing automation customer base. Revenues for our core marketing automation platform increased to $16.4 million in the nine months ended September 30, 2019, from $13.2 million in the nine months ended September 30, 2018. This growth in revenues was slightly offset by reduced revenue from our SharpSpring Mail+ product, which declined from approximately $324,000 for the nine months ended September 30, 2018, to approximately $178,000 for the nine months ended September 30, 2019.

Cost of services increased for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to increased employee related costs associated with providing and supporting our technology platform to more customers and increased hosting cost with the growth of the Company. As a percentage of revenues, cost of services was 30% and 32% of revenues for the nine months ended September 30, 2019, and 2018, respectively. This represents a year-over-year improvement in gross margin due to increased revenue scale and operating leverage. The increased revenue scale and operating leverage was partially offset by an increase in our account management and customer success initiatives throughout the year.

				Percent
	Nine Months Ended		Change	Change
	September 30,		from	from
	2019	2018	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$8,976,466	$7,368,128	$1,608,338	22%
Research and development	3,684,314	3,065,689	618,625	20%
General and administrative	6,154,295	4,368,744	1,785,551	41%
Non-employee stock issuance expense	-	508,561	(508,561)	-100%
Intangible asset amortization	285,750	345,000	(59,250)	-17%
Impairment of intangible assets	-	-	-	n/a
	$19,100,825	$15,656,122	$3,444,703	22%

Sales and marketing expenses increased for the nine months ended September 30, 2019, as compared to the same period in 2018. The increase was primarily due to an increase in employee-related costs and marketing program spending for various lead generation activities. Program spend increased by approximately $364,000 compared to the same period last year. Employee-related costs increased by approximately $1,022,000 of which $133,000 is related to severance for the Chief Revenue Officer. Partner commissions and referral fees increased by approximately $121,000 compared to the same period in 2018. Costs associated with third-party services increased by approximately $125,000 compared to the same period in 2018.

Research and development expenses increased for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to additional hiring of development and quality assurance staff since last year. Employee-related costs for this group increased by approximately $707,000 in the nine months ended September 30, 2019, compared to the same period in 2018. Non-employee-related costs for this group increased by approximately $383,000 in the nine months ended September 30, 2019, compared to the same period in 2018. These amounts were partially offset by increased capitalized software development work of approximately $471,000 for the nine months ended September 30, 2019, compared to the same period in the prior year.

General and administrative expenses increased for the three months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to higher employee related costs associated with business growth of approximately $565,000, and increased facilities costs associated with the Company’s new office space of approximately $239,000. Additionally, depreciation expense increased by approximately $155,000 primarily due to new furniture, equipment, and leasehold improvements related to the move to the Company’s new headquarters in November of 2018. The Company also incurred a one-time franchise tax fee settlement of approximately $317,000 during the nine months ended September 30, 2019.

During the nine months ended September 30, 2018, the Company issued 36,274 shares to a service provider to satisfy a performance-based contractual arrangement. The Company recorded an expense of approximately $509,000 associated with this issuance in the third quarter of 2018.

Amortization of intangible assets decreased for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, due primarily to the Trade Name asset fully amortizing in 2018.

				Percent
	Nine Months Ended		Change	Change
	September 30,		from	from
	2019	2018	Prior Year	Prior Year
Other
Other expense, net	$(161,873)	$(513,759)	$351,886	-68%
Loss on induced conversion	(2,162,696)	-	(2,162,696)	n/a
Gain (loss) on embedded derivative	214,350	(426,154)	640,504	-150%
Provision (benefit) for income taxes	835	(247,415)	248,250	-100%

Other expense is generally related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency, as well as interest expense related to our convertible notes. Non-cash interest expense for the nine months ended September 30, 2019, and 2018, was approximately $142,275 and $204,000, respectively.

On May 9, 2019, the Company entered into an agreement to convert the Convertible Notes. As a result of the conversion, the company realized a gain on the embedded derivative of $214,350, and a loss on conversion of debt of $2,162,696 during the nine months ended September 30, 2019. The company incurred a loss on the embedded derivative of $426,154 during the nine months ended September 30, 2018.

During the nine months ended September 30, 2019, our income tax provision was related to income derived in foreign jurisdictions at the applicable statutory tax rates. We have recorded a full valuation allowance against all of our U.S. net operating loss deferred tax assets, so there is no tax benefit recorded on the income statement for those losses. For the nine months ended September 30, 2018, our income tax benefit related to the operating loss for our consolidated U.S. entities offset by a small amount of tax expense related to income derived in foreign jurisdictions at the applicable statutory tax rates.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of operating cash inflows are payments from customers for use of our marketing automation technology platform. Such payments are primarily received monthly from customers but can sometimes be received in advance of providing the services, yielding a deferred revenue liability on our consolidated balance sheet. Additionally, in March 2018, the Company issued $8.0 million of convertible notes and received $7.9 million in cash net of debt issuance costs; in March 2019, the Company issued 885,500 shares of common stock and received $10.7 million in cash net of stock issuance costs. To provide additional financing flexibility, the Company also has a credit facility in place. No amounts have been borrowed under the facility to date and based on the borrowing base calculations, approximately $1.9 million was available under the facility as of September 30, 2019.

Our primary sources of cash outflows from operations include payroll and payments to vendors and third-party service providers.

Analysis of Cash Flows

Net cash used in operating activities increased by $3.9 million to $6.0 million used in operations for the nine months ended September 30, 2019, compared to approximately $2.1 million used in operations for the nine months ended September 30, 2018. The increase in cash used in operating activities was attributable primarily to increased operating expenses during the first nine months of 2019 compared to 2018, a one-time franchise tax settlement and a one-time tax refund of approximately $2.0 million that was received during the nine months ended September 30, 2018.

Net cash used in investing activities was approximately $1.1 million during the nine months ended September 30, 2019, compared to approximately $396,000 used during the nine months ended September 30, 2018. The change in cash used for investing activities is primarily related to the increased investment in property and equipment, largely related to our new office space, and capitalized software development in the nine months ended September 30, 2019.

Net cash provided by financing activities was $11.6 million during the nine months ended September 30, 2019, compared to $8.3 million net cash received from financing activities during the nine months ended September 30, 2018. The company received $10.7 million related to the net proceeds from the stock offering completed in March 2019. The Company also received approximately $1 million from the exercise of employee stock options during the nine months ended September 30, 2019. The majority of the net cash provided by financing activities for the nine months ended September 30, 2018, is related to the Company’s issuance of $8.0 million of convertible notes during the first quarter of 2018, for which the Company received $7.9 million after debt issuance costs. Additionally, the company received cash of approximately $450,000 for the exercise of employee stock options during the nine months ended September 30, 2018.

We had net working capital of approximately $13.0 million and $8.7 million as of September 30, 2019, and December 31, 2018, respectively. Our cash balance was $13.8 million at September 30, 2019, reflecting the net $10.7 million received from the stock offering in March 2019. Our cash balance was $9.3 million at December 31, 2018, reflecting the net $7.9 million received from the issuance of convertible notes in March 2018, offset by cash used from operations.

Contractual Obligations

As of September 30, 2019, there were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 5, 2019, other than those appearing in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2019. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Company Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SharpSpring, Inc.

Date: November 13, 2019	By:	/s/ Richard A. Carlson
Richard A. Carlson
(Principal Executive Officer)

SharpSpring, Inc.

Date: November 13, 2019	By:	/s/ Bradley Stanczak
Bradley Stanczak
(Principal Financial Officer)