Form 10-K
period 2019-12-31
SharpSpring, Inc.
filed 2020-03-16
CIK 1506439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 001-36280

SharpSpring, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	05-0502529
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

5001 Celebration Pointe Avenue, Suite 410 Gainesville, FL	32608
(Address of principal executive offices)	(Zip Code)

888-428-9605
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	SHSP	The NASDAQ Stock Market LLC
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $133,259,188 as of June 30, 2019.

As of March 13, 2020, there were 11,520,718 outstanding shares of the registrant’s common stock, $.001 par value.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2020 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2019.

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

●	developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards;
●	the occurrence of hostilities, political instability or catastrophic events;
●	the novel coronavirus (“COVID-19”) and its potential impact on our business; and
●	natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of our operating systems, structures or equipment.

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

During the fourth quarter of 2019, we acquired the assets and certain liabilities that comprise our Perfect Audience platform. The Perfect Audience expands our product and service offering into advertisement retargeting for small businesses.

We operate globally through SharpSpring, Inc., a Delaware corporation, and our wholly owned subsidiaries that consist of (i) SharpSpring Technologies, Inc., a Delaware corporation; (ii) SharpSpring Reach, Inc., a Delaware corporation; (iii) InterInbox SA, a Swiss corporation; (iv) ERNEPH 2012A (Pty) Ltd., a South African limited company; (v) ERNEPH 2012B (Pty) Ltd., a South African limited company; and (vi) SMTP Holdings S.a.r.l., a Luxembourg S.a.r.l. Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms means SharpSpring, Inc., and its subsidiaries.

Products and Services

SharpSpring

We provide SaaS-based marketing technologies to customers around the world. Our focus is on marketing automation tools that enable customers to interact with a lead from an early stage and nurture that potential customer using advanced features until it becomes a qualified sales lead or customer. Our platform also includes customer relationship management (CRM) technology that enables a business to store, manage, and optimize customer and prospect data in a cloud-based environment.

SharpSpring Mail+

Our SharpSpring Mail+ product is a subset of the full suite solution that is focused on more traditional email marketing while also including some of the advanced functionality available in our premium offering. A small portion of our customers utilize our SharpSpring Mail+ product.

Perfect Audience

Our Perfect Audience platform is a product and service offering to small businesses for display retargeting. Perfect Audience is designed for rapid deployment and offers customers an easy-to-use interface to implement and optimize campaigns across all major networks and devices.

Markets & Competition

SharpSpring

Our SharpSpring product competes primarily in the marketing automation market. The market for marketing automation software and related solutions is evolving, highly competitive with expected competition to increase as barriers decrease as does complexity of the technology decreases. SharpSpring entered the market in 2014 with a highly competitive offering that achieved meaningful customer adoption in its first few years after launch. As of December 31, 2019, SharpSpring had approximately 2,500 paying customers and approximately 9,000 businesses using the platform, including agencies, agency clients, and direct end-user customers. We face competition from cloud-based software and SaaS companies, including HubSpot, Act-On, Pardot (part of Salesforce.com), ActiveCampaign and Infusionsoft. We differentiate ourselves from the competition with the integration of specific tools designed for digital marketing agencies, and with SharpSpring’s advanced features, ease of use, platform flexibility, and value compared to other competitive offerings. SharpSpring is designed as a solution for small or mid-sized businesses but focuses on selling to marketing agencies, who serve as partners providing a distribution channel to their clients.

Since its inception, the majority of our SharpSpring customers have been digital marketing agencies. A digital marketing agency is a firm that specializes in helping clients, usually small or mid-sized businesses, with their digital marketing initiatives like websites, email marketing, search engine optimization, social campaigns, pay-per-click advertising and other digital lead generation activities. We have built special tools in the SharpSpring application to allow agencies to manage their clients on the platform and optimize their efforts across their portfolio. We also have special pricing to agency customers to allow them the flexibility to resell the platform at a profit and manage their client relationships. In general, when we sell SharpSpring to an agency customer, we provide the agency with a SharpSpring license for the agency to use, plus a 3-pack of client licenses for the agency to deploy to their client base. This agency license and the pack of licenses are generally sold for a monthly recurring fee, plus an up-front onboarding fee. The agency has complete discretion over the pricing of the platform to their clients for the use, implementation, and services related to SharpSpring. If an agency utilizes its pack of licenses and adds additional clients on to the platform, there is a monthly per-client fee charged to the agency based on the number of additional licenses the agency has deployed to their clients. Additionally, we charge customers for certain items if the volume or transactional limits are exceeded, such as emails sent or contacts stored in the platform. In most cases, we provide support to the agency and the agency provides support to their clients on the platform. However, for additional fees, we can provide product support to the agency’s client directly. Our objective is to partner with the agencies to grow and expand our businesses together using the SharpSpring platform.

SharpSpring Mail+

Approximately one-fifth of our marketing automation customers are individual businesses that have licensed SharpSpring directly without working through an agency. We refer to these customers as “Direct Customers.” Similar to agency customers, Direct Customers pay a monthly subscription fee for the use of the platform, plus an up-front onboarding fee. Additionally, we charge Direct Customers additional transactional charges based on usage over certain limits.

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

Perfect Audience

The Perfect Audience platform was acquired in November of 2019 to enhance the Company’s product and service offering. The Perfect Audience cloud-based platform enables multi-channel retargeting to known leads, plus targeted advertising to new prospects via lookalike audience functionality. It empowers marketers to create, manage, and optimize their ad campaigns across thousands of sites all within one, simple-to-use interface. Perfect Audience adds powerful lead functionality that fuels top-of-the-funnel lead generation efforts, plus additional lead nurturing capabilities to maximize middle-of-the-funnel conversion. These features complement SharpSpring’s core feature set designed to track, nurture, and convert those leads into sales.

We are part of a continually evolving and highly competitive marketplace. Most of our competitors have more extensive customer bases, broader customer relationships, longer operating histories, and greater name recognition than we have. Additionally, some of our current and potential competitors have significantly more financial, technical, marketing and other resources than we have, and are able to devote greater resources to the development, promotion, sale and support of their products and services. Barriers to entry exist in the marketing automation market due to complexity of systems, but are decreasing as technology complexity decreases.

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

Our SharpSpring product sales process involves targeting customers, completing product demos, and advancing customers through our marketing and sales pipeline to conversion using our SharpSpring marketing automation product. Since SharpSpring was launched fairly recently in 2014, brand recognition today is growing, but still fairly limited. Therefore, we are more reliant on our marketing campaigns and search engine traffic to attract potential leads. Our marketing efforts to date have been nearly focused on digital marketing agencies, and we have had success signing up over 1,800 marketing agency partners as of December 31, 2019. These agencies become customers and are able to resell SharpSpring to their clients, while paying increased fees to us as their client count expands beyond the base license pack. This allows the agency to provide services and first-level support for their clients, which increases their own revenues from the end client and creates a longer-lasting relationship overall between the agency and client. We also sell SharpSpring directly to end-users and have over 500 direct end user customers on the platform. The Company’s sales are done primarily through internal resources, but a small number of third-party resellers were also used during 2019.

The SharpSpring Mail+ product was created in 2016 to migrate GraphicMail customers to the SharpSpring platform. Since that time, we spent limited resources marketing and selling SharpSpring Mail+ as a standalone product and we discontinued its sale to new customers during early 2018. We currently intend to continue supporting SharpSpring Mail+, but may decide to discontinue the SharpSpring Mail+ product altogether in the future. The SharpSpring Mail+ product generated approximately $0.22 million of revenue during 2019.

In early 2018, we discontinued its sale to new customers. We currently intend to continue supporting SharpSpring Mail+, but may decide to discontinue the SharpSpring Mail+ product altogether in the future.

Customers

As of December 31, 2019, we had over 2,500 customers for our SharpSpring product, the majority of which were marketing agencies who resell SharpSpring to their clients. Including agency partners, agency clients and direct end user customers, we had over 9,000 businesses using the SharpSpring platform as of December 31, 2019.

As of December 31, 2019, we had approximately 400 customers using our SharpSpring Mail+ product.

As of December 31, 2019, we had approximately 1600 customers using our Perfect Audience platform.

The vast majority of our customers are on month-to-month agreements, with a mixture of customers being charged in advance and in arrears. We have a small number of customers that prepay for longer periods, such as quarterly or annually. Perfect Audience customers generally are not locked into a month-to-month contract and pay for usage of the platform at the time of use.

Technology & Technology Suppliers

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

Perfect Audience is separate standalone platform that provides multi-channel retargeting to known leads, plus targeted advertising to new prospects via lookalike audience functionality. It empowers marketers to create, manage, and optimize their ad campaigns across thousands of sites using Google, Facebook, Instagram, leading ad exchanges and partner networks. Ads placed via the platform can be seamlessly dispersed and measured across every major advertising network, including Google, Facebook, Yahoo!, AppNexus, Rubicon, and Smaato, providing the tools marketers need to drive incremental leads and sales, while tracking the ROI of their ad spend. With multiple ad networks at their disposal, users can select the best channels for their business’ needs.

Our platforms are hosted in third party data centers on virtual cloud-based infrastructure. During 2019, these providers included Google Compute and Amazon Web Services. These data centers use a mixture of biometric access controls, redundant power, environmental controls and secure internet connection points to ensure uptime and data security. Email sending technology is a key part of the application, and we rely on a third party to deliver our platform’s email. We monitor our services for availability, performance and security. We rely on our data center and service providers to maintain peak operating conditions in their businesses and to quickly address issues related to their service as they arise.

Key Performance Indicators

In addition to financial performance, our measures the performance of several key performance indicators, including:

●
Customer acquisition costs (CAC)
●
Net revenue dollar retention
●
Average revenue per user (ARPU)
●
Expected lifetime value (LTV)

Intellectual Property

The Company has one patent for developed technology related to the Perfect Audience platform. This patent has a remaining life of approximately 18 years as of December 31, 2019.

Our trade secrets include our competencies in marketing automation, web tracking, integrations, workflow, email editing and display retargeting.

We registered “SharpSpring” and the related logo and certain other marks as trademarks in the United States and several other jurisdictions.

We are the registered holder of a variety of domestic and international domain names that include “sharpspring”, “sharpspringmailplus”, “graphicmail”, “perfectaudience”, and similar variations.
Employees

As of December 31, 2019, we have approximately 231 full-time employees located in the United States supporting our operations. None of our employees are covered by collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Properties

Our corporate headquarters is a leased office facility located in Gainesville, FL. Presently, we lease approximately 25,000 square feet of office space.

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

Available Information

Our website address is www.sharpspring.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Our website and the information contained or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

Also, this report includes the trade names of other companies. Unless specifically stated otherwise, the use or display by us of such other parties' names and trade names in this report is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, any of these other parties.

ITEM 1A.
RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K and in our other public filings before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

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

The novel strain of coronavirus (“COVID-19”) could have an adverse effect on our business operations.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. The World Health Organization has declared COVID-19 to constitute a “Public Health Emergency of International Concern.” Disruptions to our business operations could occur as a result from quarantines of employees, customers and suppliers in areas affected by the outbreak, and closures of digital marketing agencies, third-party vendor’s manufacturing facilities, and logistics supply chains.

If we fail to enhance our existing products and services or develop new products and services, our products and services may become obsolete or less competitive and we could lose customers.

If we are unable to enhance our existing products and services or develop new products and services that keep pace with rapid technological developments and meet our customers’ needs, our business will be harmed. Creating and designing such enhancements and new products entail significant technical and business risks and require substantial expenditures and lead-time, and there is no guarantee that such enhancements and new products will be completed in a timely fashion. Nor is there any guarantee that any new service offerings will gain acceptance among our customers or by the broader market. For example, our existing customers may not view any new service as complementary to our service offerings and therefore decide not to purchase such service. If we cannot enhance our existing products and services or develop new products or if we are not successful in selling such enhancements and new products to our customers, we could lose customers, which would adversely impact our financial performance.

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

We rely on third-party vendors to provide services to crucial parts of our business. If the relationship with these vendors deteriorates or is terminated it may harm our ability to provide our software or services to our customers.

SharpSpring depends on the services of third-party vendors to deliver data and provide our software and services. In the future if any of these third-party services are interrupted or terminated our ability to continue provide service to our customers will deteriorate. Any such deterioration could adversely affect our business and our ability to generate revenue. Presently, the novel strain of coronavirus known as COVID-19 has the potential to interrupt many, if not all, of the third-party vendors upon which we rely.

Our inability to successfully acquire and integrate our Perfect Audience business or other businesses, assets, products or technologies could harm our operating results.

We recently acquired from Marin Software Incorporated the assets and certain liabilities that comprise our Perfect Audience platform. As part of this acquisition we negotiated certain services to facilitate the smooth transition of the Perfect Audience business. We have limited experience in successfully acquiring and integrating businesses, products and technologies, and we may not achieve the synergies or other benefits we expected to achieve, and we may incur write-downs, impairment charges or unforeseen liabilities that could negatively affect our operating results or financial position or could otherwise harm our business.

We may in the future evaluate and pursue other acquisitions and strategic investments in businesses, products or technologies that we believe could complement or expand our existing solutions, expand our customer base and operations worldwide, enhance our technical capabilities or otherwise offer growth or cost-saving opportunities. From time to time, we may enter into letters of intent with companies with which we are negotiating potential acquisitions or investments or as to which we are conducting due diligence. Although we are currently not a party to any binding definitive agreement with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could materially decrease the amount of our available cash or require us to seek additional equity or debt financing. We have limited experience in successfully acquiring and integrating businesses, products and technologies. We may not be successful in negotiating the terms of any potential acquisition, conducting thorough due diligence, financing the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices, or employee or customer issues.

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

We have customers in various international jurisdictions. Our international operations present unique challenges and risks to our Company. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could interfere with our ability to offer our products and services to one or more countries or expose us or our employees to fines and penalties. These laws and regulations include, but are not limited to, tax laws, data privacy and filtering requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Violations of these laws and regulations could result in monetary damages, criminal sanctions against us, our officers, or our employees, and prohibitions on the conduct of our business. Our international operations also subject us to additional foreign currency exchange rate risks and will require additional management attention and resources. Our international operations subject us to other inherent risks, including, but not limited to:

●	the impact of recessions in economies outside of the United States
●	changes in and differences between regulatory requirements between countries
●	The extent of the impact of the novel strain of coronavirus known as COVID-19 on global commerce
●	U.S. and foreign export restrictions, including export controls relating to encryption technologies
●	anti-SPAM laws and other laws that may differ materially from U.S. laws
●	reduced protection for and enforcement of intellectual property rights in some countries
●	potentially adverse tax consequences
●	difficulties and costs of staffing and managing foreign operations
●	political and economic instability
●	international conflicts, wars or terrorism
●	tariffs and other trade barriers
●	seasonal reductions in business activity

Our failure to address these risks adequately could materially and adversely affect our business, revenue, results of operations, cash flows and financial condition.

We could be materially affected by the fluctuations of the U.S. Dollar against the Euro, Swiss Franc, South African Rand or British Pound.

In 2019, approximately 86% of our revenues are currently generated in U.S. Dollars, while approximately 14% of our revenues are denominated in other currencies including the Euro, Swiss Franc, South African Rand and British Pound. Our costs are generally incurred in similar currencies. Currency exchange rates can fluctuate dramatically, which will impact the amount of revenue we will record when translated to U.S. Dollars and will impact the amount of costs that we incur when translated to U.S. Dollars. Although our cost currencies are generally aligned to our revenue currencies, variances exist between the rate we incur costs in each currency compared to the revenue. Therefore, changes to currency rates may dramatically impact profitability.

The United Kingdom's withdrawal from the European Union could have an adverse impact on our business, financial condition, operating results and cash flows.

On January 31, 2020, the United Kingdom ("U.K.") withdrew from the European Union ("E.U."), commonly referred to as Brexit. The U.K. and E.U. agreed to participate in a transition period (the "Transition Period"), due to expire on December 31, 2020, to negotiate a trade agreement and other aspects of their future relationship. Following the Transition Period, the U.K. will no longer be a part of the single market and customs union of the E.U. Currently the relationship between the U.K. and E.U. following the Transition Period is unknown.

Brexit may cause fluctuations in the value of the U.K. pound sterling and E.U. euro. Fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our expenses, earnings, cash flows, results of operations, and revenues. We do not engage in foreign currency hedging arrangements.

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

If we are unable to maintain our relationships with, and access to, publishers, advertising exchange platforms and other platforms that aggregate the supply of advertising inventory, our business will suffer.

We currently depend on relationships with various publishers, including Facebook, Google, OpenX, AppNexus, Yahoo, and Rubicon (among others) Our display retargeting platform interfaces with these publishers’ platforms through APIs. We are subject to the respective platforms’ standard API terms and conditions, which govern the use and distribution of data from these platforms. Our business significantly depends on having access to these APIs on commercially reasonable terms and our business would be harmed if any of these publishers, advertising exchanges or aggregators of advertising inventory discontinues or limits access to their platforms, modifies their terms of use or other policies or place additional restrictions on us as API users, or charges API license fees for API access. Moreover, some of these publishers, such as Google, market competitive solutions for their platforms. Because the advertising inventory suppliers control their APIs, they may develop competitive offerings that are not subject to the limits imposed on us through the API terms and conditions. Publishers, advertising exchanges and advertising inventory aggregators update their API terms of use from time to time and new versions of these terms could impose additional restrictions on us. In addition, publishers, advertising exchanges and advertising inventory aggregators continually update their APIs and may update or modify functionality, which requires us to modify our software to accommodate these changes and to devote technical resources and personnel to these efforts which could otherwise be used to focus on other priorities. Any of these outcomes could cause demand for our products to decrease, our research and development costs to increase, and our results of operations and financial condition to be harmed.

If the market for digital advertising slows or declines, our business, growth prospects, and financial condition would be adversely affected.

The Perfect Audience platform is dependent on the market for digital advertising. The future growth of our business could be constrained by the level of acceptance and expansion of emerging cloud-based advertising channels, as well as the continued use and growth of existing channels, such as search and display advertising. Even if these channels become widely adopted, advertisers and agencies may not make significant investments in solutions such as ours that help them manage their digital advertising spend across publisher platforms and advertising channels. It is difficult to predict customer adoption rates, customer demand for our platform, the future growth rate and size of the advertising cloud solutions market or the entry of competitive solutions. The continued expansion of the market for advertising cloud solutions depends on a number of factors, including the continued growth of the cloud-based advertising market, the growth of social and mobile as advertising channels and the cost, performance and perceived value associated with advertising cloud solutions, as well as the ability of cloud computing companies to address security and privacy concerns. Further, the cloud computing market is less developed in many jurisdictions outside the United States. If we or other cloud computing providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud computing as a whole, including our applications, may be negatively affected.

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

We derive, and expect to continue to derive, substantially all of our revenue from organizations, including marketing agencies and small and medium size businesses, associations and non-profits. As a result, widespread acceptance of marketing technology among small and medium size organizations is critical to our future growth and success. The overall market for marketing automation technology is relatively new and still evolving, and small organizations have generally been slower than larger organizations to adopt email marketing as part of their marketing mix. There is no certainty regarding how or whether this market will develop, or whether it will experience any significant contractions. Our ability to attract and retain customers will depend in part on our ability to make marketing communications convenient, effective, and affordable. If small and medium size organizations determine that marketing technology and communication does not sufficiently benefit them, existing customers may cancel their accounts and potential customers may decide not to utilize our services.

We are a small public company and the requirements of being a public company are a strain on our systems and resources, are a diversion to management’s attention, and are costly.

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

We expect these laws, rules and regulations to make it more difficult and more expensive for us to continue to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain appropriate levels of coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

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

State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to SaaS products in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus vary significantly and are complex. As such, we could face possible tax assessments and audits. A successful assertion that we should be collecting additional sales, use, value added or other taxes in jurisdictions where we have not historically done so and do not accrue for such taxes could result in tax liabilities and related penalties for past sales, discourage customers from purchasing our products or otherwise harm our business and operating results.

Risks Related To Our Management

If we fail to attract and retain key and other personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued efforts and abilities of our executive officers, including our Chief Executive Officer and other key personnel, each of whom would be difficult to replace. In particular, Richard Carlson, our Chief Executive Officer and President and Travis Whitton, our Chief Technology Officer, are critical to the Company’s strategic direction and product development process. The loss of the services of Carlson, Whitton, or other key personnel, and the process to replace any of our key personnel, would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives. We currently do not maintain key person life insurance on any of our executives. Accordingly, the loss of the services of any of these persons would adversely affect our business.

We believe that our future success will also depend in part on our continued ability to attract, hire or acquire and retain qualified employees and contractors. There can be no assurance that we will be able to attract and retain such resources. If we are unsuccessful in managing the timely delivery of these services, our business could be adversely affected.

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

Our customers rely on email to communicate with their constituents and we depend on email to market to and communicate with our customers. Various private entities attempt to regulate the use of email for commercial solicitation. These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain email solicitations that comply with current legal requirements as spam. Some of these entities maintain “blacklists” of companies and individuals, and the websites, ISPs and internet protocol addresses associated with those entities or individuals that do not adhere to those standards of conduct or practices for commercial email solicitations that the blacklisting entity believes are appropriate. If a company’s internet protocol addresses are listed by a blacklisting entity, emails sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity’s service or purchases its blacklist. Although we do not own the internet protocol addresses that we use, blacklisting of the internet protocol addresses that the company uses could materially impact our sending ability.

Our facilities and systems are vulnerable to natural disasters and other unexpected events and any of these events could result in an interruption of our ability to execute customers’ email campaigns.

While we have established contingency plans for certain potential disasters, it is possible that an unexpected disaster may occur, which could interrupt our ability to provide services. We also depend on the efficient and uninterrupted operations of our third-party data centers and hardware systems. The data centers and hardware systems are vulnerable to damage from earthquakes, tornados, hurricanes, fire, floods, power loss, telecommunications failures, public health emergencies, and similar events. If any of these events results in damage to our facilities or third-party data centers or systems, we may be unable to operate our services until the damage is repaired or the disruption is remied, and may accordingly lose customers and revenues. In addition, subject to applicable insurance coverage, we may incur substantial costs in repairing any damage.

System failures could reduce the attractiveness of our service offerings, which could cause us to suffer a decline in revenues and profitability.

The satisfactory performance, reliability and availability of the technology and the underlying network infrastructure are critical to our operations, level of customer service, reputation and ability to attract and retain customer. We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. We are not aware of any loss of customers due to material service interruptions. However, any systems damage or interruption that impairs our ability to accept and fill customer orders could result in an immediate loss of revenue to us, and could cause some customers to purchase services offered by our competitors. In addition, frequent systems failures could harm our reputation. Some factors that could lead to interruptions in customer service include: operator negligence; improper operation by, or supervision of, employees; physical and electronic break-ins; misappropriation; computer viruses and similar events; power loss; computer systems failures; Internet and telecommunications failures; and public health emergencies. Our business interruption insurance may not be sufficient to fully compensate us for losses that may occur.

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

Relied upon third-party cloud computing services, could cause errors or failures of our service, which could cause us to suffer a decline in revenues and profitability.

We rely on cloud computing services from third parties that we do not control in order to offer our products, including Google Compute, Amazon Web Services, and others. If we lose the right to use these services or the service malfunctions, our customers could experience delays or be unable to access our services until we can obtain and integrate equivalent technology, or a repair is made. Any delays or failures associated with our services could upset our customers and harm our business.

If we are unable to protect the confidentiality of our unpatented proprietary information, processes and know-how and our trade secrets, the value of our technology and services could be adversely affected.

With one limited exception related to our retargeting platform. we rely upon unpatented proprietary technology, processes and know-how and trade secrets for our marketing automation solution and retargeting platform and we do not have plans to file for additional patent protection. Further, even if we file for additional patent protection, there is no assurance that it will be approved by the US Patent and Trademark Office. Although we try to protect this information in part by executing confidentiality agreements with our employees, consultants and third parties, such agreements may offer only limited protection and may be breached. Any unauthorized disclosure or dissemination of our proprietary technology, processes and know-how or our trade secrets, whether by breach of a confidentiality agreement or otherwise, may cause irreparable harm to our business, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise be independently developed by our competitors or other third parties. If we are unable to protect the confidentiality of our proprietary information, processes and know-how or our trade secrets are disclosed, the value of our technology and services could be adversely affected, which could negatively impact our business, financial condition and results of operations.

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

Certain aspects of how our customers utilize our platform are subject to regulations in the United States, European Union and elsewhere. U.S. and European lawmakers and regulators have expressed concern over the use of third-party cookies or web beacons for online behavioral advertising. Legislation adopted in the European Union requires informed consent for the placement of a cookie on a user’s device. Regulation of cookies and web beacons may lead to restrictions on our activities, such as efforts to understand users’ Internet usage. New and expanding “Do Not Track” regulations have recently been enacted or proposed that protect users’ right to choose whether or not to be tracked online. These regulations seek, among other things, to allow end users to have greater control over the use of private information collected online, to forbid the collection or use of online information, to demand a business to comply with their choice to opt out of such collection or use, and to place limits upon the disclosure of information to third party websites. These policies could have a significant impact on the operation of our marketing automation platform and could impair our attractiveness to customers, which would harm our business.

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

In addition to GDPR, California enacted a similar law to GDPR, the California Consumer Privacy Act (CCPA), which took effect in January 2020. The CCPA similarly imposes new obligations with regards to customer data collection and protection. We continue to monitor GDPR, CCPA, and any new or upcoming regulations to ensure compliance and their impact on our ability to provide our marketing automation services display retargeting to our customers.

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

Our email services are designed specifically for small and medium size organizations, including small and medium size businesses, associations and non-profits that frequently have limited budgets and may be more likely to be significantly affected by economic downturns than their larger, more established counterparts. Small organizations may choose to spend their limited funds on items other than our products. Moreover, if small organizations experience economic hardship, they may be unwilling or unable to expend resources on marketing, including email marketing, which would negatively affect the overall demand for our products, increase customer attrition and could cause our revenue to decline. In addition, we have limited experience operating our business during an economic downturn. Accordingly, we do not know if our current business model will continue to operate effectively during an economic downturn. Furthermore, we are unable to predict the likely duration and severity of potential adverse economic conditions in the U.S. and other countries, but the longer the duration the greater risks we face in operating our business. There can be no assurance, therefore, that worsening economic conditions, or a prolonged or recurring recession, will not have a significant adverse impact on our operating and financial results.

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

We generated a net loss from operations of approximately $10.3 million in 2019. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand and grow our marketing automation and display retargeting platforms and obtain new customers. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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

In connection with one or more of those transactions, we may:

●	issue additional equity securities that would dilute our stockholders;
●	use cash that we may need in the future to operate our business;
●	incur debt on terms unfavorable to us or that we are unable to repay;
●	incur large charges or substantial liabilities;
●	encounter difficulties retaining key employees of the acquired company or integrating diverse business cultures;
●	become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges; and
●	encounter unfavorable reactions from investment banking market analysts who disapprove of our completed acquisitions.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to existing common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our certificate of incorporation allows the Board of Directors to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders thereof the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock or other preferred stockholders and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock or existing preferred stock, if any.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We currently have five independent research analysts covering our stock and may not obtain additional research coverage by securities and industry analysts. If no additional securities or industry analysts commence coverage of us, the trading price for our common stock could be negatively affected. In the event any analyst who covers us downgrades our securities, the price of our securities would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and its trading volume to decline.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (Exchange Act) the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), and the rules and regulations of The NASDAQ Stock Market. We expect that compliance with these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, (Section 404), requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Furthermore, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal controls from our independent registered public accounting firm.

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

Stockholders

As of March 13, 2020, there were approximately 51 holders of our common stock including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Dividends

Our Company does not pay any cash dividends on its commons stock. Our Loan and Security Agreement with Western Alliance Bank restricts our ability to pay cash dividends on our common stock and it will continue to do so for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information regarding securities authorized for issuance

Recent Sales of Unregistered Securities

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

Background Overview

We provide SaaS-based marketing technologies to customers around the world. Our focus is on marketing automation tools that enable customers to interact with a lead from an early stage and nurture that potential customer using advanced features until it becomes a qualified sales lead or customer. We primarily offer our premium SharpSpring marketing automation solution, but also have customers on the SharpSpring Mail+ product, which is a subset of the full suite solution. In 2019 the Company acquired the Perfect Audience platform, which allowed us to expand into the display retargeting space.

We believe our recent growth has been driven by the strong demand for marketing automation technology solutions, particularly in the small and mid-size business market. Our products are offered at competitive prices with unlimited multi-lingual customer support. Our SharpSpring marketing automation platform employs a subscription-based revenue model. We also earn revenues from additional usage charges that may come into effect when a customer exceeds a transactional quota, as well as fees earned for additional products and services. The Perfect Audience platform employs a usage-based revenue model. Revenue from this platform is dependent on the number of ads placed through the platform and the effectiveness of that ad space.

Unless the context otherwise requires, in this section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations references to “SharpSpring” relate to the SharpSpring product and references to “Perfect Audience” relate to the Perfect Audience product, while all references to “our Company,” “we,” “our” or “us” and other similar terms means SharpSpring, Inc., a Delaware corporation, and all subsidiaries.

Results of Operations

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

				Percent
	Year ended		Change	Change
	December 31,		from	from
	2019	2018	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$22,699,386	$18,651,525	$4,047,861	22%
Cost of Sales	7,142,416	5,798,269	1,344,147	23%
Gross Profit	$15,556,970	$12,853,256	$2,703,714	21%

Revenues from continuing operations increased for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to growth in our SharpSpring marketing automation customer base. Revenues for our flagship marketing automation platform increased to $22.2 million in 2019 from $18.3 million in 2018. During 2019, we continued to attract and acquire new customers on the SharpSpring platform, which contributed to our revenue growth. This growth in revenues was partially offset by reduced revenue from our SharpSpring Mail+ product, which declined from $0.4 million in 2018 to $0.2 million in 2019. We expect revenue to continue to increase in 2020 from the realization of the full year value of the net new SharpSpring customers acquired throughout 2019. The acquisition of Perfect Audience in November of 2019 generated an additional $0.3 million of new revenue in the short period offered.

Cost of services increased for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to increased employee and technology-related costs associated with providing our technology platform to more customers and increased hosting cost with the growth of the Company. As a percentage of revenues, cost of services was 31% of revenues for both years ended December 31, 2019, and December 31, 2018. Although costs increased for support resources related to business growth and initial costs from Perfect Audience, the Company achieved some operating leverage with increased revenues compared to the prior year. We expect costs of services to increase in 2020 in dollar terms, but remain relatively consistent as a percent of revenue, as we add more costs to support customers and promote growth in agency partner relationships, but also continue to create operating leverage in our support and hosting infrastructure.

				Percent
	Year ended		Change	Change
	December 31,		from	from
	2019	2018	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$11,785,227	$10,092,691	$1,692,536	17%
Research and development	5,036,613	4,298,031	738,582	17%
General and administrative	8,617,073	6,358,087	2,258,986	36%
Non-employee stock issuance expense	-	508,561	(508,561)	-100%
Intangible asset amortization	381,000	460,000	(79,000)	-17%
Total operating expenses	$25,819,913	$21,717,370	$4,102,543	19%

Sales and marketing expenses increased for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase was primarily due to an increase in marketing program spending for various lead generation activities, which increased by approximately $0.36 million from the prior year. Additionally, we experienced an increase in marketing and sales employee-related costs of approximately $1.3 million in part due to hires made during 2019 to align with the Company’s growth. Also included in the $1.3 million is severance related to the Company’s former CRO in the amount of approximately $0.13 million We expect sales and marketing expenses to increase in 2020 as we devote more resources to acquiring new customers.

Research and development expenses increased for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to additional hiring of development and quality assurance staff since last year. Employee-related costs for this group increased by approximately $0.89 million in the year ended December 31, 2019, compared to the same period in 2018. Non-employee related costs for this group increased by approximately $0.5 million compared to 2018 primarily driven by the outsourcing of certain development projects. The increase in these costs were partially offset by increased capitalized software development costs of approximately $0.69 million compared to the year ended 2018. We expect research and development spend to increase in 2020 as we increase our team to support future product development commensurate with the growth of our business.

General and administrative expenses increased for the year ended December 31, 2019 as compared to the year ended December 31, 2018, with higher employee related costs associated with business growth, higher facilities costs, and higher depreciation. Employee related costs increased approximately $0.80 million compared to 2018. Facilities and depreciation costs to be able to support the growth of the company increased approximately $0.43 million in 2019 compared to 2018. Professional fees related audit, tax, the acquisition of Perfect Audience, and equity transactions increased by approximately by $0.24 million compared to 2018. During 2018 we incurred expenses of approximately $0.25 million related to the closure of our Northeast operations, which included transition of our CFO to the Gainesville office. We expect general and administrative expenses to increase in dollar terms and decrease as a percent of revenue in 2020, as we add costs to support general business growth.

During the year ended 2018, the Company issued 36,274 shares to a service provider to satisfy a performance-based contractual arrangement. The Company recorded an expense of approximately $0.51 million associated with this issuance in 2018.

Amortization of intangible assets decreased for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to the reduction of amortization related to the SharpSpring trade name which became fully amortized in 2018.

				Percent
	Year ended		Change	Change
	December 31,		from	from
	2019	2018	Prior Year	Prior Year
Other
Other expenses, net	$(147,338)	$(545,482)	$398,144	-73%
Loss on induced conversion	(2,162,696)	-	(2,162,696)	n/a
Gain (loss) on embedded derivative	214,350	(400,220)	614,570	-154%
Provision (benefit) for income taxes	29,349	(330,994)	360,343	-109%

Other income (expense) is generally related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency, as well as interest expense related to our convertible notes. Foreign exchange loss for the year ended December 31, 2019, was $0.04 million. Non-cash interest expense for the year ended December 31, 2019, and 2018 was $0.14 million and $0.3 million, respectively.

On May 9, 2019, the Company entered into an agreement to convert the Convertible Notes. As a result of the conversion, the company realized a gain on the embedded derivative of $0.21 million, and a loss on conversion of debt of $2.16 million during the year ended December 31, 2019. The company incurred a loss on the embedded derivative of $0.40 million during the year ended December 31, 2018.

During the year ended December 31, 2019, our income tax provision from operations related to U.S. States’ income taxes of approximately $25,000 as well as approximately $4,000 of income tax related to foreign jurisdictions. For the year ended December 31, 2018, our income tax benefit from operations related to U.S. consolidated deferred tax liabilities that were reduced by indefinite-lived operating losses created during 2018, increased income tax benefit related to the U.S. 2017 loss carryback, and additional tax benefit derived in foreign jurisdictions.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of operating cash inflows are payments from customers for use of our marketing automation technology platform. Such payments are primarily received monthly from customers but can sometimes be received annually in advance of providing the services, yielding a deferred revenue liability on our consolidated balance sheet. In addition to operating cash flows, the Company issued approximately $15.6 million of common stock in 2019 with two separate issuances in March and November 2019, respectively. In March 2018, the Company issued $8.0 million of convertible notes and received $7.9 million in cash net of debt issuance costs. The Company received $1.0 million and approximately $0.6 million from the exercise of stock options in 2019 and 2018 respectively. The Company also received $2.1 million in cash tax refunds in 2018, associated with 2017, U.S. net operating losses that were carried back and applied to income taxes paid for the 2016 year. To provide additional financing flexibility, the Company also has a credit facility in place. No amounts have been borrowed under the facility to date and based on the borrowing base calculations, approximately $2.1 million was available under the facility as of December 31, 2019.

Our primary sources of cash outflows from operations include payroll and payments to vendors and third-party service providers.

Analysis of Cash Flows

Net cash used in operating activities increased by $4.4 million to $8.0 million used in operations for the year ended December 31, 2019, compared to $3.6 million used in operations for the year ended December 31, 2018. The increase in cash used in operating activities was attributable primarily to the net loss increase from $9.5 million to $12.4 million. This partially offset by the non-cash loss of $2.2 million related to the induced conversion of the convertible notes in May 2019. In June 2018 the Company received an approximately $2.1 million tax refund.

Net cash used in investing activities was $5.9 million during the year ended December 31, 2019, compared to net cash used in investing activities of $0.89 million during the year ended December 31, 2018. The change in cash used for investing activities is primarily related to the purchase of the Perfect Audience assets for $4.6 million in November 2019.

Net cash provided by financing activities was $16.6 million during the year ended December 31, 2019, compared to $8.5 million net cash received in financing activities during the year ended December 31, 2018. The majority of the net cash provided by financing activities in 2019 was related to two separate stock raises totaling $15.6 million. During the year ended December 31, 2018, the majority of the cash received related to financing activities is related the Company’s issuance $8.0 million of convertible notes during the first quarter of 2018, for which the Company received $7.9 million after debt issuance costs. The Company also received $0.97 million and $0.6 million in proceeds from the exercise of stock options during the years ended December 31, 2019 and 2018, respectively.

Contractual Obligations

We typically rent our office facilities with leases involving multi-year commitments. Although some of our service contracts are on a month-to-month basis, we sometimes enter into non-cancelable service contracts for longer periods of time, some of which may last several years. Future minimum lease payments and payments due under non-cancelable service contracts are as follows as of December 31, 2019:

Operating Leases
2020	$742,956
2021	766,546
2022	771,278
2023	794,937
2024	799,669
Thereafter	3,221,086
Total Commitments	$7,096,472

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

New Accounting Pronouncements

For information on recent accounting pronouncements, see Recently Issued Accounting Pronouncements in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K (see Note 2).

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

Not Applicable.

ITEM 9A.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to material weaknesses in our internal control over financial reporting described below in Management’s Annual Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective as of December 31, 2019.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:

●
Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; `
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving its control objectives.

We have confidence in our internal controls and procedures. Nevertheless, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure procedures and controls or our internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all our control issues and instances of fraud, if any, have been detected.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We acquired Perfect Audience on November 21, 2019 and management excluded from its assessment of the effectiveness of internal control over financial reporting as the December 31, 2019, Perfect Audience total assets and total revenues representing approximately 16.2% and 1.2%, respectively, of our consolidated financial statements as of and for the year ended December 31, 2019.

In connection with our evaluation of the internal controls of the Company, we noted the following deficiencies that we consider to be material weaknesses:

●
Ineffective internal control over financial reporting and dependent business process control (automated and manual) related to information technology general controls (ITGCs) around (i) the design and implementation of program change-management over certain information technology (IT) systems that support the Company’s financial reporting processes and related to ineffective ITGCs around design and (ii) implementation of effective user access controls over SaaS and internally hosted applications that support the Company’s financial reporting processes to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate SharpSpring personnel.

●
Due to the extensive effort required in the implementation of section 404b, and as in common many growth companies with limited staff, we identified control deficiencies in financial reporting during our implementation related to: (i) certain entity level controls; (ii) inadequate segregation of duties; and (iii) compliance and review related to certain policies and procedures. As a result, these deficiencies aggregate into an additional material weakness.

  The material weaknesses did not result in any identified misstatements to the consolidated financial statements, and there were no changes to previously released financial results. Based on these material weaknesses, the Company’s management concluded that at December 31, 2019, the Company’s internal control over financial reporting was not effective.

The Company’s independent registered public accounting firm, Cherry Bekaert LLP has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, which appears in Item 8 of this Form 10-K.

Following identification of the material weaknesses and prior to filing this Annual Report on Form 10-K, we completed substantive procedures for the year ended December 31, 2019. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on their knowledge, the consolidated financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K. Cherry Bekaert LLP has issued an unqualified opinion on our consolidated financial statements, which is included in Item 8 of this Form 10-K.

Remediation

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) creating and filling an IT Compliance Oversight function; (ii) developing a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to change-management and role-based security over IT systems impacting financial reporting and performing a full review or all current policies and procedures to identify current operational and financial reporting principle gaps and implement a cohesive set of policies that define the company’s standards across systems, departments, and processes, reflected in the supporting documents such as Standard Operating Procedures (SOP) and checklists; (iii) implementing controls to address and maintain documentation of completeness and accuracy of system generated information used to support the operation of the controls; (iv) developing enhanced change-management intake procedures and controls related to changes in IT systems; (v) implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and (vi) enhanced monthly reporting on the remediation measures to the Audit Committee of the Board of Directors; (vii) and hiring additional accounting staff, including an assistant controller, to increase the Company’s segregation of duties and allow adequate time for proper documentation of observable evidence of review and approvals.

We believe that these actions will remediate the material weaknesses. The weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2020.

Changes in Internal Control Over Financial Reporting

Other than the material weakness identified during the year, as of December 31, 2019, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.
OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders.

ITEM 11.
EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders.

ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders.

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

ITEM 16.
FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2020.

SharpSpring, Inc.

By:	/s/ Richard A. Carlson
Richard A. Carlson
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard A. Carlson	Chief Executive Officer and President (Principal Executive Officer), Director	March 16, 2020
Richard A. Carlson

/s/ Michael Power	Chief Financial Officer (Principal Financial Officer)	March 16, 2020
Michael Power

/s/ Steven A. Huey	Chair of the Board of Directors	March 16, 2020
Steven A. Huey

/s/ Marietta Davis	Director	March 16, 2020
Marietta Davis

/s/ David A. Buckel	Director	March 16, 2020
David A. Buckel

/s/ Scott Miller	Director	March 16, 2020
Scott Miller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SharpSpring, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SharpSpring, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2020, expressed an adverse opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2016.
Atlanta, Georgia
March 16, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders SharpSpring, Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited SharpSpring, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. There are material weaknesses (1) related to the operating effectiveness of the Company’s design and implementation of program change-management over certain information technology systems that support the Company’s financial reporting processes (2) the design and implementation of effective user access controls over SaaS and internally hosted applications that support the Company’s financial reporting processes to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate Company personnel. We also identified control deficiencies in financial reporting during our implementation related to: (i) certain entity level controls; (ii) inadequate segregation of duties; and (iii) compliance and review related to certain policies and procedures which were aggregated into an additional material weakness. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and do not affect our opinion on those consolidated financial statements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows of the Company, and our report dated March 16, 2020, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Disclaimer on Additional Information in Management’s Report

We do not express an opinion or any other form of assurance on management’s statements, included in the accompanying Management’s Report on Internal Control over Financial Reporting, (Item 9A), referring to corrective actions taken after December 31, 2019, relative to the aforementioned material weaknesses in internal control over financial reporting.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2016.
Atlanta, Georgia
March 16, 2020

SHARPSPRING, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$11,881,949	$9,320,866
Accounts receivable, net of allowance for doubtful accounts of $12,455 and $127,516 at December 31, 2019 and December 31, 2018, respectively	340,344	80,521
Unbilled receivables	998,048	740,425
Income taxes receivable	15,010	22,913
Other current assets	1,363,366	1,184,217
Total current assets	14,598,717	11,348,942

Property and equipment, net	1,996,722	1,260,798
Goodwill	10,922,814	8,866,413
Intangibles, net	4,658,000	1,866,000
Right-of-use assets	5,281,530	-
Other long-term assets	549,022	665,123
Total assets	$38,006,805	$24,007,276

Liabilities and Shareholders' Equity
Accounts payable	$2,052,538	$1,613,477
Accrued expenses and other current liabilities	919,089	774,944
Deferred revenue	860,820	250,656
Income taxes payable	13,944	23,705
Lease liability, current portion	370,340	-
Total current liabilities	4,216,731	2,662,782

Convertible notes, including accrued interest	-	8,342,426
Convertible notes embedded derivative	-	214,350
Lease liability, net of current portion	4,976,727	-
Total liabilities	9,193,458	11,219,558
Commitments and contingencies (Note 13)

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value, Authorized shares-50,000,000; issued shares- 11,537,163 at December 31, 2019 and 8,639,139 at December 31, 2018; outstanding shares- 11,517,163 at December 31, 2019 and 8,619,139 at December 31, 2018	11,537	8,639
Additional paid in capital	58,851,285	30,446,838
Accumulated other comprehensive loss	(224,793)	(231,053)
Accumulated deficit	(29,740,682)	(17,352,706)
Treasury stock	(84,000)	(84,000)
Total shareholders' equity	28,813,347	12,787,718

Total liabilities and shareholders' equity	$38,006,805	$24,007,276

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31,
	2019	2018

Revenue, net	$22,699,386	$18,651,525

Cost of services	7,142,416	5,798,269
Gross profit	15,556,970	12,853,256

Operating expenses:
Sales and marketing	11,785,227	10,092,691
Research and development	5,036,613	4,298,031
General and administrative	8,617,073	6,358,087
Non-employee stock issuance expense	-	508,561
Intangible asset amortization	381,000	460,000

Total operating expenses	25,819,913	21,717,370

Operating loss	(10,262,943)	(8,864,114)

Other expenses, net	(147,338)	(545,482)
Loss on induced conversion	(2,162,696)	-
Gain (loss) on embedded derivative	214,350	(400,220)

Loss before income taxes	(12,358,627)	(9,809,816)
Provision (benefit) for income taxes	29,349	(330,994)
Net loss	$(12,387,976)	$(9,478,822)

Basic net loss per share	$(1.20)	$(1.11)
Diluted net loss per share	$(1.20)	$(1.11)

Shares used in computing basic net loss per share	10,323,889	8,512,297
Shares used in computing diluted net loss per share	10,323,889	8,512,297

Other comprehensive income (loss):
Foreign currency translation adjustment, net	6,260	249,709
Comprehensive loss	$(12,381,716)	$(9,229,113)

See accompanying notes to the consolidated financial statements.

SHARPSPRING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Treasury Stock		Accumulated
	Shares	Amount	Capital	Loss	Shares	Amount	Deficit	Total
Balance, December 31, 2017	8,456,061	$8,456	$28,362,397	$(480,762)	20,000	$(84,000)	$(7,873,883)	$19,932,208
Stock based compensation - stock options	-	-	801,655	-	-	-	-	801,655
Issuance of common stock for cash	113,090	113	596,274	-	-	-	-	596,387
Issuance of common stock for director services	23,302	24	177,998	-	-	-	-	178,022
Issuance of common stock for other non-employee services	36,274	36	508,525	-	-	-	-	508,561
Issuance of common stock for warrant conversions	10,412	10	(10)	-	-	-	-	-
Foreign currency translation adjustment, net	-	-	-	249,709	-	-	-	249,709
Net loss	-	-	-	-	-	-	(9,478,823)	(9,478,823)
Balance, December 31, 2018	8,639,139	$8,639	$30,446,838	$(231,053)	20,000	$(84,000)	$(17,352,706)	$12,787,718

Balance, December 31, 2018	8,639,139	$8,639	$30,446,838	$(231,053)	20,000	$(84,000)	$(17,352,706)	$12,787,718
Stock based compensation - stock options	-	-	1,076,324	-	-	-	-	1,076,324
Issuance of common stock for cash	1,631,331	1,631	16,578,784	-	-	-	-	16,580,415
Issuance of common stock for director services	10,286	10	127,878	-	-	-	-	127,888
Issuance of common stock for warrant conversions	14,772	15	(15)	-	-	-	-	-
Issance of commons stock for settlement of notes	1,241,635	1,242	10,621,474	-	-	-	-	10,622,716
Foreign currency translation adjustment, net	-	-	-	6,260	-	-	-	6,260
Net Loss	-	-	-	-	-	-	(12,387,976)	(12,387,976)
Balance, December 31, 2019	11,537,163	$11,537	$58,851,285	$(224,793)	20,000	$(84,000)	$(29,740,682)	$28,813,347

See accompanying notes to the consolidated financial statements.

SHARPSPRING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(12,387,976)	$(9,478,822)
Adjustments to reconcile loss from operations:
Depreciation and amortization	1,010,123	892,233
Amortization of costs to acquire contracts	804,780	758,014
Non-cash stock compensation	1,204,213	964,676
Non-employee stock issuance expense	-	508,561
Deferred income taxes	-	(168,119)
Gain on disposal of property and equipment	(617)	(4,700)
Non-cash interest	139,372	304,301
Amortization of debt issuance costs and embedded derivative	2,903	(6,088)
(Gain)/loss on embedded derivative	(214,350)	400,220
Loss on induced conversion	2,162,696	-
Unrealized foreign currency loss	25,425	289,339
Changes in assets and liabilities:
Accounts receivable	(204,217)	3,896
Unbilled receivables	(254,987)	(187,246)
Right-of-use assets	433,980	-
Other assets	(837,082)	(1,097,683)
Income taxes, net	(2,094)	1,966,648
Accounts payable	439,028	1,094,281
Lease liabilities	(377,264)	-
Other liabilities	(392,480)	162,984
Deferred revenue	421,405	(27,283)
Net cash used in operating activities	(8,027,142)	(3,624,788)

Cash flows from investing activities
Acquisition of business	(4,566,402)	-
Purchases of property and equipment	(1,365,048)	(893,886)
Proceeds from the sale of property and equipment	617	4,700
Net cash used in investing activities	(5,930,833)	(889,186)

Cash flows used in financing activities:
Proceeds from issuance of convertible note	-	8,000,000
Debt issuance costs	-	(141,657)
Proceeds from exercise of stock options	968,986	596,387
Proceeds (cost) from issuance of common stock, net	15,587,990	-
Net cash provided by financing activities	16,556,976	8,454,730

Effect of exchange rate on cash	(37,918)	(19,637)

Change in cash and cash equivalents	2,561,083	3,921,119

Cash and cash equivalents, beginning of period	9,320,866	5,399,747

Cash and cash equivalents, end of period	$11,881,949	$9,320,866

Supplemental information on consolidated statements of cash flows:
Cash paid during the period for
Income taxes, net	$11,013	$(2,099,762)
Non-cash activities
Right-of-use asset obtained for lease liability	$5,715,510	$-
Convertible notes liability relieved upon conversion	$8,484,701	$-
Embedded derivative liability relieved upon conversion	$189,776	$-

See accompanying notes to the consolidated financial statements.

SHARPSPRING, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization

SharpSpring, Inc. (the “Company”) provides a cloud-based marketing automation solution and a display retargeting platform through our SharpSpring and Perfect Audience products respectively. SharpSpring is designed to increase the rates at which businesses generate leads and convert leads to sales opportunities by improving the way businesses communicate with customers and prospects. Our products are marketed directly by us and through a small group of reseller partners to customers around the world.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). The Company’s consolidated financial statements include the accounts of SharpSpring, Inc. and our subsidiaries (the “Company”). The Company’s consolidated financial statements reflect the elimination of all significant inter-company accounts and transactions.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, deposits, embedded derivatives (associated with our convertible notes) and accounts payable. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items. The fair value of the embedded derivatives associated with our convertible notes are calculated using Level 3 unobservable inputs, utilizing a probability-weighted expected value model to determine the liability. The fair value of the embedded derivatives at December 31, 2019 and December 31, 2018 was a liability balance of zero and $0.21 million, respectively. The change in fair value for the year ended December 31, 2019 and 2018 was a gain of $0.21 million and loss of $0.4 million.

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

Business Combinations

Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed and pre-acquisition contingencies. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets.

Examples of critical estimates in valuing certain of the intangible assets and goodwill we have acquired include but are not limited to:

●
future expected cash flows from customer contracts and acquired developed technologies and patents;
●
the acquired company’s trade name, vendor relationships, and customer relationships, as well as assumptions about the period of time the acquired trade name will continue to be used in our offerings; and
●
discount rates.

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

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

Goodwill and Indefinite-Lived Intangible Assets

As of December 31, 2019 and 2018, we had recorded goodwill of $10.9 million and $8.9 million, respectively. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the SharpSpring, GraphicMail, and Perfect Audience acquisitions. In 2019, Goodwill increased due to the Perfect Audience acquisition (See Note 3). Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles - Goodwill and Other” deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-10, and written down when impaired.

The Company also has indefinite-lived intangible assets. As of December 31, 2019, and 2018, we had recorded indefinite-lived intangible assets of $0.38 million and zero, respectively (see Note 4). These assets are not amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-30, and written down when impaired.

Debt Issuance Costs

Third-party costs associated with the issuance of debt are included as a direct reduction to the carrying value of the debt and are amortized as effective interest expense ratably over the life of the debt. There was no debt issuance costs during the year ended December 31, 2019. For the year ended December 31, 2018 we incurred debt issuance costs of approximately $141,000. These costs were included as a direct reduction tot the carrying value of the debt as part of the Notes on our consolidated balance sheets and are amortized to interest expense ratably over the five-year term of the Notes. Upon conversion of the Notes in 2019, the remaining balance of the debt issuance costs was expensed along with the remaining balance of the Notes.

Income Taxes

Provision for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB ASC 740, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

The Company applies the authoritative guidance in accounting for uncertainty in income taxes recognized in the consolidated financial statements. This guidance prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. There are no material uncertain tax positions taken by the Company on its tax returns. Tax years subsequent to 2017 remain open to examination by U.S. federal and state tax jurisdictions.

In determining the provision for income taxes, the Company uses statutory tax rates and tax planning opportunities available to the Company in the jurisdictions in which it operates. This includes recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns to the extent pervasive evidence exists that they will be realized in future periods. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which are expected to be in effect in the years in which the temporary differences are expected to reverse. In accordance with the Company’s income tax policy, significant or unusual items are separately recognized in the period in which they occur. The Company is subject to routine examination by domestic and foreign tax authorities and frequently faces challenges regarding the amount of taxes due.  These challenges include positions taken by the Company related to the timing, nature and amount of deductions and the allocation of income among various tax jurisdictions. As of December 31, 2019, the Company was being examined by the U.S. tax authorities related to the 2016 and 2017 tax years. The Company does not expect any material adjustments as a result of the audit. The Company received notification February 14, 2020 that the examination had been closed with no changes. The Company received notification January 14, 2020 that it’s Swiss subsidiary, InterInbox SA is under examination from the Switzerland Federal Tax Administration for the years 2015 through 2018. The Company does not expect any material adjustments as a result of the audit.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred. Depreciation expense related to property and equipment was $0.63 million and $0.43 million for the years ended December 31, 2019 and 2018, respectively.

Property and equipment as of December 31 is as follows:

	December 31,	December 31,
	2019	2018
Property and equipment, gross:
Leasehold improvements	$290,977	$197,268
Furniture and fixtures	678,774	611,171
Computer equipment and software	2,350,758	1,135,012
Total	3,320,509	1,943,451
Less: Accumulated depreciation and amortization	(1,323,787)	(682,653)
	$1,996,722	$1,260,798

Useful lives are as follows:

Leasehold improvements	5 years
Furniture and fixtures	3-5 years
Computing equipment	3 years
Software	3-5 years
Revenue Recognition

The Company generates revenue from contracts with multiple performance obligations, which typically include subscriptions to its cloud-based marketing automation software and professional services which include on-boarding and training services. The Company’s customers do not have the right to take possession of the software. Substantially all of SharpSpring’s revenue is from contracts with customers. The Company recognizes revenue from contracts with customers using a five-step model, which is described below:

●	Identify the customer contract;
●	Identify performance obligations that are distinct;
●	Determine the transaction price;
●	Allocate the transaction price to the distinct performance obligations; and
●	Recognize revenue as the performance obligations are satisfied.

Identify the customer contract

A customer contract is generally identified when the Company and a customer have executed arrangement that calls for the Company to provide access to its software and provide professional services in exchange for consideration from the customer.

Identify performance obligations that are distinct

A performance obligation is a promise to provide a distinct good or service or a series of distinct goods or services.  A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and a company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.  The Company has determined that subscriptions for its software is distinct because, once a customer has access to the software it purchased, the software is fully functional and does not require any additional development, modification, or customization.  Professional services sold are distinct because the customer benefits from the on-boarding and training to make better use of the online software products it purchased.

Determine the transaction price

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer, excluding sales taxes that are collected on behalf of government agencies.  The Company estimates any variable consideration to which it will be entitled at contract inception, when determining the transaction price.  The Company does not include variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will occur when any uncertainty associated with the variable consideration is resolved.

Allocate the transaction price to the distinct performance obligations

The transaction price is allocated to each performance obligation based on the relative standalone selling prices of the goods or services being provided to the customer.

Recognize revenue as the performance obligations are satisfied

Revenues are recognized when or as control of the promised goods or services is transferred to customers.  Revenue from the SharpSpring marketing automation and Mail+ software is recognized ratably over the subscription period, which is typically one month. Revenue related to our professional services is recognized as the services are provided. The Perfect Audience software is utilized on an as needed basis, and the related revenue recognized as the service is provided. SharpSpring’s subscription contracts range from one to twelve months. The Company recognizes revenue from on-boarding and training services as the services are provided, which is generally 60 days. Cash payments received in advance of providing subscription or services are recorded to deferred revenue until the performance obligation is satisfied.

Our products are typically billed in arrears or upfront, depending on the product, which creates contract assets (unbilled receivables) and contract liabilities (deferred revenue). Unbilled receivables occur due to unbilled charges for which the Company has satisfied performance obligations. Deferred revenues occur due to billing up front for charges that the Company has not yet fully satisfied all performance obligations. Both contract assets and liabilities are recognized as it is used.

From time to time, the Company offers refunds to customers and experiences credit card chargebacks relating to cardholder disputes that are commonly experienced by businesses that accept credit cards. The Company makes estimates for refunds and credit card chargebacks based on historical experience.

Deferred Revenue

Deferred revenue consists of payments received in advance of the Company providing services. Deferred revenue is earned over the service period identified in each contract. The majority of our deferred revenue balances (contract liabilities) arise from upfront implementation and training fees for its SharpSpring marketing automation solution that are paid in advance. These services are typically performed over a 60-day period, and the revenue is recognized over that period. Additionally, some of the Company’s customers pay for services in advance on a periodic basis (such as monthly, quarterly, annually or bi-annually). In situations where a customer pays in advance for a one-year service period, the deferred revenue is recognized over that service period. Deferred revenue balances were $0.25 million and $0.28 million as of December 31, 2018 and 2017, respectively. Deferred revenue during the year ended December 31, 2019 increased by $0.61 million and decreased by $0.03 million during the year ended December 31, 2018. The Company had deferred revenue contract liability balances of $0.86 million and $0.25 million as of December 31, 2019 and 2018, respectively. The Company expects to recognize a majority of the revenue on these remaining performance obligations within 12 months. Approximately 4% of the deferred revenue balance is related to prepaid credits. These credits are recognized as they are used. The Company expects to recognize approximately half of the remaining credits within 12 months. As part of the acquisition of Perfect Audience, the Company acquired approximately $0.19 million of deferred revenue.

Unbilled Receivable

In cases where our customers pay for services in arrears, we accrue for revenue in advance of billings as long as the criteria for revenue recognition is met, thus creating a contract asset. The accrued revenue contract asset balances were $0.74 million and $0.55 million as of December 31, 2018 and 2017, respectively. Revenue billed that was included in accrued revenue at the beginning of the year ended December 31, 2019 and 2018 was $0.74 million and $0.55 million, respectively. The accrued revenue not billed and ending balance in years ended December 31, 2019 and 2018 was $1.0 million and $0.74 million respectively.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents. At December 31, 2019 and 2018, the Company had cash balances at financial institutions that exceed federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does not believe it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the years ended December 31, 2019, and 2018, there were no customers that accounted for more than 10% of total revenue. For the year ended December 31, 2019 two customers had open accounts receivable balances which were above 10% of net accounts receivable, accounting for approximately 43% of net accounts receivable. As of February 29, 2020, these customers had no accounts receivable balance older than 30 days. For the year ended December 31, 2018 there were no customers that accounted for more than 10% of the net accounts receivable.

Cost of Services

Cost of services consists primarily of direct labor costs associated with support and customer onboarding and technology hosting costs and license costs associated with the cloud-based platform.

Credit Card Processing Fees

Credit card processing fees are included as a component of general and administrative expenses and are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising and marketing expenses, excluding marketing team costs, were $5.8 million and $5.7 million for the years ended December 31, 2019 and 2018, respectively, and are included as a component of sales and marketing expense.

Capitalized Cost of Obtaining a Contract

The Company capitalizes sales commission costs which are incremental to obtaining a contract. We expense costs that are related to obtaining a contract but are not incremental such as other sales and marketing costs and other costs that would be incurred regardless of if the contract was obtained. Capitalized costs are amortized using straight-line amortization over the estimated weighted average life of the customer, which we have estimated to be 3 years. At December 31, 2019, the net carrying value of the capitalized cost of obtaining a contract was $1.2 million, of which $0.68 million is included in other current assets and $0.52 million is included in other long-term assets. At December 31, 2018, the net carrying value of the capitalized cost of obtaining a contract was $1.31 million, of which $0.7 million is included in other current assets and $0.61 million is included in other long-term assets. The Company amortized costs directly attributable to obtaining contracts of $0.8 million and $0.76 million during the years ended December 31, 2019 and 2018, respectively.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents for the period. For purposes of this calculation, options to purchase common stock, warrants, and the conversion option of the Convertible Notes (Note 6) are considered to be potential common shares outstanding. Since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. The Company’s potential common shares outstanding were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This new accounting guidance removes the following:

●
the exception to the incremental approach for intra-period tax allocations when there is a loss from continuing operations and income or gain from other items such as discontinued operation or other comprehensive income,
●
the exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment,
●
the exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and
●
the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.

The new accounting guidance also simplifies the accounting for income taxes by:

●
requiring an entity to recognize franchise tax that is partially based on income as an income based tax and account for any incremental amount incurred as a non-income-based tax,
●
requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction,
●
specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements,
●
requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, and
●
making minor Codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method.

This standard is effective for fiscal and interim periods beginning after December 15, 2020. The Company anticipates that the adoption of this standard will not have a material impact on its financial statements.

Note 3: Acquisitions

On November 21, 2019, the Company acquired substantially all the assets and assumed certain liabilities of the Perfect Audience business unit from Marin Software Incorporated, a Delaware corporation for cash consideration of $4.6 million. The acquired assets and liabilities were assigned to SharpSpring’s wholly owned subsidiary SharpSpring Reach, Inc. Perfect Audience is a cloud-based platform that provides display retargeting software products and services. The transaction was structured as an asset purchase, whereby the SharpSpring acquired all of Perfect Audience’s assets used in connection with the business (excluding certain pre-acquisition receivables, cash, and cash equivalents) and only liabilities pertaining to the business such as deferred revenue, accrued publisher costs, accrued bonuses for to the acquired workforce, and any liabilities accruing on or after November 21, 2020.

The allocation of the purchase price is based on management estimates and assumptions, and other information compiled by management, which utilized established valuation techniques appropriate for the industry. The valuation included a combination of the income approach and cost approach, depending upon which was the most appropriate based on the nature and reliability of the data available. The income approach is predicated upon the value of the future cash flows that an asset is expected to generate over its economic life. The cost approach takes into account the cost to replace (or reproduce) the asset and the effects on the assets value of physical, functional and/or economic obsolescence that has occurred with respect to the asset.

The following represents the initial allocation of the purchase price to the acquired net tangible and intangible assets acquired and liabilities assumed by SharpSpring:

Cash Consideration	$4,566,402
Add:
Net tangible assets acquired
Deferred Revenue	$186,500
Accrued expenses and other current liabilities	$545,473
Total liabilities	$731,973
Less:
Net tangible assets acquired
Accounts receivable	$(55,236)
Other current assets	$(20,719)
Total tangible assets	$(75,955)
Intangible assets acquired:
Trade names	$(381,000)
Technology	$(979,000)
Vendor relationships	$(1,813,000)
Total intangible assets	$(3,173,000)
Goodwill	$2,049,420

Acquired intangible assets include developed technology and vendor relationships which are amortized over ten years. The acquired trade name assets have an indefinite life and will be tested for impairment at least annually.

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill of $2.05 million. Goodwill will not be amortized but instead tested for impairment at least annually (more frequently if certain indicators are present). Goodwill arose primarily as a result of the expected future growth of the Perfect Audience product and the assembled workforce. The transaction costs associated with the acquisition were approximately $0.18 million and were recorded in general and administrative expense.

The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement.

Pro Forma Results of Operations (Unaudited)

The following table summarizes selected unaudited pro forma consolidated statements of operations data for the year ended December 31, 2019 and 2018 as if the acquisition of Perfect Audience had been completed at the beginning of the year.

	Year ended
	December 31,
	2019	2018
Net revenues	$2,980,148	$4,423,069
Gross profit	$1,649,482	$3,120,694
Net income	$257,154	$1,140,637
Net income per share:
Basic	$0.02	$0.13
Diluted	$0.02	$0.13

This selected unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisitions had been completed on that date. Moreover, this information does not indicate what the Company's future operating results will be. The information for 2019 and 2018 prior to the acquisitions is included based on prior accounting records maintained by the acquired companies. For 2019, this information includes actual data recorded in our consolidated financial statements for the period subsequent to the date of the acquisition. The Company’s consolidated statement of operations for the year ended December 31, 2019 include net revenue and net loss of $0.27 million and $0.1 million, respectively, attributable to the acquisitions.

Note 4: Goodwill and Other Intangible Assets

Goodwill and acquired intangible assets are initially recorded at fair value and measured periodically for impairment. In performing the Company’s annual impairment analysis during the fourth quarters of 2019 and 2018, the Company determined that the carrying amount of the Company’s goodwill was recoverable and no additional tests were required. Because portions of the goodwill are denominated in foreign currencies, relatively minor changes to the goodwill balance occur over time due to changes in foreign exchange rates. Goodwill increased from $8.87 million as of December 31, 2018 to $10.92 million as of December 31, 2019, $2.05 million of this increase is attributable to the acquisition of Perfect Audience in 2019. During the year ended December 31, 2019 and 2018, changes in foreign exchange rates caused goodwill to be increased by approximately $7,000 and decreased by approximately $6,000, respectively.

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

During the years ended December 31, 2019 and 2018, the Company determined that no indicators of impairment were present for Goodwill and acquired intangible assets.

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	As of December 31, 2019
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$501,000	(120,000)	$381,000
Technology	3,109,000	(1,192,000)	1,917,000
Customer relationships	1,320,000	(773,000)	547,000
Vendor relationships	1,813,000	-	1,813,000
Unamortized intangible assets:	6,743,000	(2,085,000)	4,658,000
Goodwill			10,922,814
Total goodwill and intangible assets			$15,580,814

	As of December 31, 2018
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$120,000	(120,000)	$-
Technology	2,130,000	(954,000)	1,176,000
Customer relationships	4,100,014	(3,410,014)	690,000
Unamortized intangible assets:	6,350,014	(4,484,014)	1,866,000
Goodwill			8,866,413
Total goodwill and intangible assets			$10,732,413

Estimated amortization expense for 2019 and subsequent years is as follows:

2020	611,200
2021	559,200
2022	507,200
2023	459,200
2024	420,200
Thereafter	1,720,000
Total Amortizable Intangible Assets	$4,277,000
Indefinite Lived	381,000
Total intangible assets	4,658,000

Amortization expense for the years ended December 31, 2019 and 2018, was $0.38 million and $0.46 million, respectively.

Note 5: Credit Facility

In March 2016, the Company entered into a $2.5 million revolving loan agreement (the “Credit Facility”) with Western Alliance Bank. The facility originally matured on March 21, 2018 and was amended to mature on March 31, 2020. There are no mandatory amortization provisions and the Credit Facility is payable in full at maturity. As of December 31, 2019, the credit facility carried an interest rate of 6.5%. The Credit Facility is collateralized by a lien on substantially all of the existing and future assets of the Company and secured by a pledge of 100% of the capital stock of SharpSpring Technologies, Inc. and a 65% pledge of the Company’s foreign subsidiaries’ stock. The Credit Facility subjects the Company to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions. The Credit Facility also restricts our ability to pay cash dividends on our common stock. There are no amounts outstanding under the Credit Facility and no events of default have occurred.

Note 6: Convertible Notes

In March 2018, we issued $8.0 million five year convertible notes (the “Notes”) with an interest rate of 5%. The interest was “payable in kind” annually in the form of the issuance of additional notes (“PIK Notes”). The Company had the right to extend the maturity date for up to nine months on up to three separate occasions, with interest accruing at a rate of 10% during any such extension periods. The Notes were convertible into shares of the Company’s common stock at any time by the holder at a fixed conversion price of $7.50 per share, subject to customary adjustments for specified corporate events. Additionally, if the Notes and PIK Notes were not converted into common stock by the holder, at the maturity date, the Company may elect to convert all outstanding Notes and PIK Notes into shares of the Company’s common stock at a conversion price equal to 80% of the volume weighted average closing price of the Company’s common stock for the 30 trading days prior to an including the maturity date. We received net proceeds from the offering of approximately $7.9 million after adjusting for debt issue costs, including financial advisory and legal fees.

The Notes were unsecured obligations and were subordinate in right of payment to the Credit Facility (Note 5). So long as the Notes were outstanding the Company’s flexibility was restricted in regard to entering into other debt agreements. Prior to the issuance of the Notes, the Company had no outstanding indebtedness for borrowed money. The holder of the Notes was required to notify the Company at least 120 days prior to the maturity of the Notes of its election to convert the Notes.

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

The Company was required to accelerate and issue the PIK Notes through the maturity of the Notes if the Company elected to convert the Notes prior to maturity or if there was a change in control. Pursuant to accounting guidance, for each of these situations, the Company determined that the economic characteristics of these “make whole” features were not considered clearly and closely related to the Company’s stock. Accordingly, these features were determined to be “embedded derivatives” and were bifurcated from the Notes and separately accounted for on a combined basis at fair value as a single derivative. The fair value of the derivatives as of December 31, 2018 was a liability of $0.21 million which was included within the non-current liabilities on the consolidated balance sheet. The derivative was accounted for at fair value, with subsequent changes in the fair value reported as part of Other income (expense), net in the Consolidated Statement of Operations.

Additionally, the investor’s conversion option was analyzed for embedded derivative treatment, but the conversion option qualifies for a scope exception as it was considered to be clearly and closely related to the Company’s stock.

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

Under the Conversion Agreement, the Notes were deemed to have been converted into the Conversion Shares, and any interest in any amount ceased to accrue or be payable with respect to the Notes, and SHSP Holdings ceases to be a holder of any Notes, and the Notes cease to be outstanding, for purposes of the Investors’ Rights Agreement dated as of March 28, 2018. Effective as of the issuance and delivery of the Conversion Shares to SHSP Holdings, the Notes were canceled and terminated in their entirety and of no further force and effect, and any and all indebtedness and other obligations of the Company under the Notes was fully performed and discharged, and any and all claims or rights of SHSP Holdings or its affiliates thereunder were fully and finally extinguished and released. Additionally, under the terms of the Conversion Agreement, the Company agreed to pay in shares 49% of the remaining future interest totaling 115,037 shares. As a result of accelerating the 49% of future interest along with the extinguishment of the convertible notes, the Company incurred a loss on conversion of debt of $2.2 million. The loss was measured as the excess fair value of the shares issued under the modified conversion, compared to the fair value of the shares that would have been issued under an unmodified conversion as of the measurement date. Level 1 inputs were used to determine the fair value of the shares paid to the Investor. The loss on conversion was partially offset by a gain of approximately $0.19 million from the write-off of the embedded derivative liability.

The net carrying amount of the Notes at the years ended December 31, 2019 and 2018 were as follows:

	December 31,	December 31,
	2019	2018
Principal amount	$-	$8,000,000
Accrued interest paid-in-kind	-	304,301
Unamortized debt issuance costs	-	(122,153)
Unamortized embedded derivative	-	160,278
Net carrying value	$-	$8,342,426

We incurred certain third-party costs in connection with our issuance of the Notes, principally related to financial advisory and legal fees, which were being amortized to interest expense ratably over the five-year term of the Notes. The following table sets forth total interest expense related to the Notes for the periods ended December 31, 2019 and 2018:

	Year ended
	December 31,
	2019	2018
Contractual interest paid-in-kind expense (non-cash)	$139,372	$304,301
Amortization of debt issuance costs (non-cash)	(9,302)	(6,088)
Amortization of embedded derivative (non-cash)	12,205	-
Total interest expense	$142,275	$298,213
Effective interest rate	4.9%	4.9%

Note 7: Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents for the period. For purposes of this calculation, options to purchase common stock, warrants and the conversion option of the convertible Notes (Note 6) are considered to be potential common shares outstanding.

Computation of net income per share is as follows:

	Year ended
	December 31,
	2019	2018
Net loss	$(12,387,976)	$(9,478,822)

Basic weighted average common shares outstanding	10,323,889	8,512,297
Add incremental shares for:
Warrants	-	-
Stock options	-	-
Convertible notes	-	-
Diluted weighted average common shares outstanding	10,323,889	8,512,297

Net loss per share:
Basic	$(1.20)	$(1.11)
Diluted	$(1.20)	$(1.11)

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

	Year Ended
	December 31,
	2019	2018
Warrants	-	30,000
Stock options	1,470,406	1,654,522
Restricted Stock Units	50,494	-
Convertible notes	-	1,107,240
Total	1,520,900	2,791,762

Note 8: Income Taxes

Income taxes for years ended December 31, is summarized as follows:

	Year Ended
	December 31,
	2019	2018

Current Provision
Federal	$-	$(154,872)
State	25,236	32,028
Foreign	4,113	(40,018)
Current Income Tax Provision	$29,349	$(162,862)

Deferred Provision
Federal	$-	$(143,988)
State	-	(24,144)
Foreign	-	-
Deferred Income Tax Provision	-	(168,132)

Total Income Tax Provision	$29,349	$(330,994)

A reconciliation of income tax for continuing operations computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Year Ended		Year Ended
	December 31,		December 31,
	2019		2018
	Amount	Percent	Amount	Percent

Federal statutory rates	$(2,594,415)	21%	$(2,058,172)	21%
State income taxes, net of federal benefit	(68,162)	1%	(194,244)	2%
Permanent differences	(46,592)	0%	66,068	-1%
Perm Differences - Debt Conversion	454,166	-4%	0	0%
Other	(85,997)	1%	(69,968)	1%
Credits	(227,213)	2%	(147,727)	2%
Foreign	(22,820)	0%	(80,534)	1%
Valuation Allowance	2,620,382	-21%	2,153,583	-22%
Effective rate	$29,349	0%	$(330,994)	3%

The following is a summary of the components of the Company’s deferred tax assets:

	As of December 31,
	2019	2018
Deferred tax assets:
Accrual to cash	$-	$-
Stock-based compensation	274,364	226,476
Intangibles	590,427	662,042
NOL	5,893,260	3,630,772
Accruals & Reserves	267,980	75,685
Valuation allowance	(6,962,051)	(4,342,180)
Deferred tax assets, net of valuation allowance	63,980	252,795
Deferred tax liabilities:
Asset dispositions	-	-
Depreciation	(63,980)	(252,795)
Other	-	-
Deferred tax liabilities	(63,980)	(252,795)
Net deferred tax assets (liabilities)	$-	$-

The Company has federal operating loss carryforwards of $18.39 million and $9.28 million as of December 31, 2019 and 2018, respectively. The Company has foreign operating loss carryforwards of $3.44 million and $3.2 million as of December 31, 2019 and 2018, respectively. The Company has state operating loss carryforwards of $19.25 million and $15.0 million as of December 31, 2019 and 2018, respectively. Depending on the jurisdiction, some of these operating loss carryovers will begin to expire within 3 years, while other net operating losses can be carried forward indefinitely as long as the company is operating.

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

We have established valuation allowances of $7.0 million and $4.3 million as of December 31, 2019 and December 31, 2018, respectively, against certain deferred tax assets given the uncertainty of recoverability of these amounts.

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

Note 9: Defined Contribution Retirement Plan

Starting in 2016, we offered our U.S. employees the ability to participate in a 401(k) plan. Eligible U.S. employees may contribute up to 100% of their eligible compensation, subject to limitations established by the Internal Revenue Code. The Company contributes a matching contribution equal to 100% of each such participant’s contribution up to the first 3% of their annual eligible compensation. We charged approximately $0.3 million and $0.25 million, to expense in the years ended December 31, 2019 and 2018, respectively, associated with our matching contribution.

Note 10: Related Party Transactions

Intercompany transactions have been eliminated in our consolidated financial statements. The convertible notes issued in March 2018 are held directly by SHSP Holdings, LLC (“SHSP Holdings”). Daniel C. Allen, now a fomer director of SharpSpring Inc., is the founder and manager of Corona Park Investment Partners, LLC (“CPIP”). CPIP is a member of Evercel Holdings, LLC and is a member and sole manager of SHSP Holdings. Evercel, Inc. is a member and the manager of Evercel Holdings, LLC and is a member of SHSP Holdings. In May 2019, the Company and SHSP Holdings entered into and made effective a Note Conversion Agreement as outlined in Note 6 above. There were no other material related party transactions for the years ended December 31, 2019 or 2018.

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

Option awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
	2019	2018

Volatility	49% - 52%	48% - 49%
Risk-free interest rate	1.45%- 2.59%	2.34% - 3.11%
	6.25 years	6.25 years

The weighted average grant date fair value of stock options granted during the year ended December 31, 2019 was $6.24.

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

Stock option awards are expensed on a straight-line basis over the requisite service period. During the year ended December 31, 2019 and 2018, the Company recognized expense of approximately $1.08 million and $0.8 million, respectively, associated with stock option awards. At December 31, 2019, future stock compensation expense associated with stock options (net of estimated forfeitures) not yet recognized was approximately $2.35 million and will be recognized over a weighted average remaining vesting period of 2.93 years. The following summarizes stock option activity for the year ended December 31, 2019:

		Weighted	Weighted	Aggregate
	Number of	Average	Average Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2018	1,654,522	$6.07	8.2	$10,866,658

Granted	226,294	12.37
Exercised	(191,150)	5.11
Expired	(1,198)	5.18
Forfeited	(218,062)	5.19
Outstanding at December 31, 2019	1,470,406	$7.30	7.5	$6,604,461

Exercisable at December 31, 2019	815,978	$5.62	6.6	$4,847,227

The total intrinsic value of stock options exercised during the year ended December 31, 2019 and 2018 was $1.9 million and $0.6 million respectively.

Restricted Stock Units
During the year ended December 31, 2019 and 2018, the Company issued 50,494 and zero Restricted Stock Units (RSUs), respectively. RSUs having a value equal to the fair market value of an identical number of shares of Common Stock, which may, but need not, provide that such restricted award may not be sold, assigned, transferred or otherwise disposed of, pledged or hypothecated as collateral for a loan or as security for the performance of any obligation or for any other purpose for a period determined by the Board of Directors. The Plans are administered by the Board of Directors, which has the authority to determine to whom RSUs may be granted, the period of exercise, and what other restrictions, if any, should apply. Vesting for awards granted to date under the Plans is generally over four years from the date of the grant, with 25% of the award vesting after one year and monthly vesting thereafter.

RSUs are expensed on a straight-line basis over the requisite vesting period. During the years ended December 31, 2019 and 2018, the Company recognized expense of approximately $9,000 and zero, respectively, associated with RSUs. At December 31, 2019, future stock compensation expense associated with stock options (net of estimated forfeitures) not yet recognized was approximately $2.35 million and will be recognized over a weighted average remaining vesting period of 3.92 years. The following summarizes RSU activity for the year ended December 31, 2019:

Weighted
Average
Grant Date
	Number of	Fair Value
	Units	Per Share
Unvested at December 31, 2018	-	$-

Granted	50,494	11.82
Vested	-	-
Cancelled	-	-
Unvested at December 31, 2019	50,494	$11.82

Stock Awards
During the year ended December 31, 2019 and 2018, the Company issued 10,286 and 23,302 shares, respectively, to non-employee directors as compensation for their service on the board. Such stock awards are immediately vested.

Stock awards are valued based on the closing price of our common stock on the date of grant, and compensation cost is recorded immediately if there is no vesting period or on a straight-line basis over the vesting period. The total fair value of stock awards granted, vested and expensed during the years ended December 31, 2019 and 2018 was $0.13 million and $0.18 million, respectively. As of December 31, 2019 and 2018, there were no unrecognized compensation cost related to stock awards.

Additionally, during the year ended December 31, 2018, the Company issued 36,274 shares to a service provider to satisfy a performance-based contractual arrangement. The Company recorded an expense of approximately $0.51 million associated with this issuance in the third quarter of 2018. These shares were not issued from the 2010 Stock Incentive Plan.

Note 12: Warrants

On January 30, 2014, in connection with an $11.5 million financing transaction, the Company issued 80,000 warrants to purchase common stock at an exercise price of $7.81 per share with a term of 5 years. The fair value of the warrants was determined using the Black-Scholes option valuation model. These warrants became exercisable on January 30, 2015. The remaining 30,000 of the outstanding warrants were exercised in May and August 2019. No other warrants have been issued since January 30, 2014.

The following table summarizes information about the Company’s warrants at December 31, 2019:

		Weighted	Weighted
	Number of	Average	Average Remaining	Intrinsic
	Units	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2018	30,000	$7.81	1.1	$144,525

Granted	-	-
Exercised	(30,000)	7.81
Cancelled	-	-
Outstanding at December 31, 2019	-	$-	-	$-

Exercisable at December 31, 2019	-	$-	-	$-

Note 13: Commitments and Contingencies

Litigation

From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on its business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company is not currently a party to any litigation of a material nature.

Commitments
The Company is not party to any non-cancellable contracts that create a material future commitment other than its lease as described in Note 14.

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

Note 14: Leases

The Company currently rents its primary office facility under a ten-year lease which started in November 2018 (the “2018 Lease”). The term of the lease may be extended for an additional 5 years in incremental one-year periods, subject to certain conditions described in the 2018 Lease. In June 2019, the Company entered into an addendum agreement to the 2018 Lease (the “2019 Addendum”) to lease an additional approximately 18,000 square feet of office space located on the same premises as the 2018 Lease. As of December 31, 2019, we have not taken possession of the additional space from the 2019 Addendum. The term of the addendum extends through the same period as the 2018 Lease. We do not assume renewals in our determination of lease term unless the renewals are deemed to be reasonably assured at lease commencement. At the commencement of the 2018 lease, renewal was not reasonably assured. Determination of whether a contract contains a lease is determined at execution of the contract based on the facts of each contract. The Company elected the package of practical expedients permitted under ASC 842 which allows us to carryforward historical lease classification, assessment on whether a contract was or contains a lease, and initial direct costs for any leases that existed prior to adoption of the standard. The Company has lease agreements with lease and non-lease components, which it has elected to combine for all leases. In addition, the Company does not recognize right-of-use assets or lease liabilities for leases with a term of 12 months or less (“Short-term” leases). Short-term lease payments are recognized in the consolidated statements of comprehensive loss on a straight-line basis over the lease term. The Company is not party to any financing lease.

The weighted average remaining lease term as of December 31, 2019, is 8.9 years. The weighted average discount rate for our operating leases as of December 31, 2019 is 6.5%. The discount rate of each lease is determined by the company’s incremental borrowing rate at the time of a lease contract. The lease cost associated with short-term leases for the years ended December 31, 2019, and 2018, were zero and $0.76 million respectively. Total operating lease costs for the years ended December 31, 2019 and 2018 was $0.8 million and $0.51 million, respectively.

Future minimum lease payments are as follows as of December 31, 2019:

Operating Leases
2020	742,956
2021	766,546
2022	771,278
2023	794,937
2024	799,669
Thereafter	3,221,086
Total undiscounted cash flows	$7,096,472
Less imputed interest	(1,749,405)
Present value of lease liability	$5,347,067

Note 15: Disaggregation of Revenue

The Company operates as one reporting segment. Operating segments are defined as components of an enterprise for which separate financial information in regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s chief executive officer, in deciding how to allocate resources and assess performance. The Company does not present geographical information about revenues because it is impractical to do so. Disaggregated revenue for the year ended December 31, 2019 and 2018 are as follows:

	Year ended
	December 31,
	2019	2018
Revenue by Product:
Marketing Automation Revenue	$22,204,479	$18,260,719
Retargeting Revenue	$271,008	$-
Mail + Product Revenue	223,899	390,806
Total Revenue	$22,699,386	$18,651,525

Revenue by Type:
Recurring Revenue	$20,911,854	$17,049,945
Upfront Fees	$1,516,524	$1,601,580
Retargeting Revenue	271,008	-
Total Revenue	$22,699,386	$18,651,525

INDEX TO EXHIBITS
Exhibit Number	Title of Document	Location

3.1	Certificate of Incorporation	Incorporated by reference to our Form S-1 filed on December 2, 2010
3.2	Amendment to Certificate of Incorporation	Incorporated by reference to our Form 8-K filed on December 17, 2013
3.3	Amendment to Certificate of Incorporation	Incorporated by reference to our Form 8-K filed December 1, 2015
3.4	Bylaws	Incorporated by reference to our Form S-1 filed on December 2, 2010
4.1	Form of Convertible Promissory Note, Attached as Exhibit A to Convertible Note Purchase Agreement among SharpSpring, Inc. and SHSP Holdings, LLC dated March 28, 2018	Incorporated by reference to our Form 8-K filed March 28, 2018
4.2	Form of Investors Rights Agreement by and among SharpSpring, Inc., SHSP Holdings, LLC et al. dated March 28, 2018	Incorporated by reference to our Form 8-K filed March 28, 2018
4.3	Form of Subordination Agreement by and between SHSP Holdings, LLC and Western Alliance Bank dated March 28, 2018	Incorporated by reference to our Form 8-K filed March 28, 2018
4.4	Securities registered under Section 12 of the Exchange Act	Filed herewith
10.1	Convertible Note Purchase Agreement among SharpSpring, Inc. and SHSP Holdings, LLC dated March 28, 2018	Incorporated by reference to our Form 8-K filed March 28, 2018
10.2	Note Conversion Agreement, dated May 9, 2019, by and among SharpSpring, Inc., SHSP Holdings, LLC, and Evercel Holdings, LLC.	Incorporated by reference to our Form 8-K filed May 9, 2019
10.3
Share Purchase Agreement among SharpSpring, Inc., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P., Greenhaven Road Capital Fund 1, L.P., and Greenhaven Road Capital Fund 2, L.P.
Incorporated by reference to our Form 8-K filed November 22, 2019

10.4
Registration Rights Agreement among SharpSpring, Inc., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P., Greenhaven Road Capital Fund 1, L.P., and Greenhaven Road Capital Fund 2, L.P.
Incorporated by reference to our Form 8-K filed November 22, 2019
10.5	Loan Agreement dated March 21, 2016, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to our Form 8-K filed on March 22, 2016
10.6	Intellectual Property Security Agreement dated March 21, 2016, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to our Form 8-K filed on March 22, 2016
10.7	Loan and Security Modification Agreement dated June 24, 2016, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to our Form 8-K filed on June 28, 2016
10.8	Loan and Security Modification Agreement dated October 25, 2017, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to our Form 8-K filed on October 30, 2017
10.9	Loan and Security Modification Agreement dated April 30, 2018, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to the Company’s Form 8-K filed on May 1, 2018
10.10	Loan and Security Modification Agreement dated March 21, 2019, by and among SharpSpring, Inc., SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to the Company’s Form 8-K filed on March 26, 2019
10.11	SharpSpring, Inc. 2010 Restated Employee Stock Plan	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2018
10.12	SharpSpring, Inc. 2019 Equity Incentive Plan	Incorporated by reference to the Company’s Definitive Schedule 14A filed on April 30, 2019
10.13	2019 Executive Bonus Plan	Incorporated by reference to the Company’s Form 8-K filed on February 27, 2019
10.14	Richard Carlson Employee Agreement Amendment dated January 29, 2020	Filed herewith
10.15	Richard Carlson Employee Agreement Amendment dated February 21, 2019	Incorporated by reference to the Company’s Form 8-K filed on February 27, 2019
10.16	Richard Carlson Employee Agreement Amendment dated February 8, 2018	Incorporated by reference to the Company’s Form 8-K filed on February 12, 2018
10.17	Richard Carlson Employee Agreement Amendment dated March 30, 2017	Incorporated by reference to the Company’s Form 8-K filed on April 5, 2017

10.18	Richard Carlson Employee Agreement dated September 13, 2015	Incorporated by reference to our Form 8-K filed on September 14, 2015
10.19	Travis Whitton Employee Agreement Amendment dated January 29, 2020	Filed herewith
10.20	Travis Whitton Employee Agreement Amendment dated February 15, 2019	Incorporated by reference to the Company’s Form 8-K filed on February 27, 2019
10.21	Travis Whitton Employee Agreement Amendment dated February 8, 2018	Incorporated by reference to the Company’s Form 8-K filed on February 12, 2018
10.22	Travis Whitton Employee Agreement Amendment dated July 28, 2017	Incorporated by reference to the Company’s Form 8-K filed on February 12, 2018
10.23	Travis Whitton Employee Agreement dated June 19, 2015	Incorporated by reference to our Form 8-K filed on July 8, 2016
10.24	Michael Power Employment Agreement dated December 2, 2019	Incorporated by reference to our Form 8-K filed November 22, 2019
10.23	Office Lease Agreement with Celebration Pointe Office Partners II, LLC dated April 18, 2018	Incorporated by reference to our Form 8-K filed on April 19, 2018
10.24	Office Lease Agreement Addendum with Celebration Pointe Office Partners II, LLC dated June 20, 2019.	Incorporated by reference to our Form 8-K filed on June 26, 2019
14.1	Code of Ethics and Business Standards	Filed herewith
21.1	Subsidiaries of the registrant	Incorporated by reference to Part I – Item 1. Business - Overview of this Form 10-K
23.1	Consent of Independent Registered Public Accounting Firm – Cherry Bekaert LLP	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
99.1	Asset Purchase Agreement dated November 21, 2019 by and between SharpSpring Inc., and Marin Software Inc.	Incorporated by reference to our Form 8-K filed November 22, 2019
101.1	XBRL	Filed herewith