Form 10-K/A
period 2019-12-31
SharpSpring, Inc.
filed 2020-04-30
CIK 1506439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

As of April 28, 2020, there were 11,526,741 outstanding shares of the registrant’s common stock, $.001 par value.

 EXPLANATORY NOTE

SharpSpring, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was originally filed with the Securities and Exchange Commission on March 16, 2020 (the “Original Filing”). Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms means SharpSpring, Inc., and its subsidiaries.

We are filing this Amendment to include the information required by Part III and not included in the Original Form 10-K, because we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2019. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. The reference on the cover page of the Original Form 10-K to our incorporation by reference of certain sections of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. This Amendment is also being made to include certain exhibits that were either not properly linked or inadvertently excluded from the exhibit list in the Index to Exhibits of the Original Filing. Additionally, in connection with the filing of this Amendment, we are including Exhibits 31.1 and 31.2 as exhibits which are currently dated certifications of our principal executive officer and principal financial officer.

Except as set forth in Part III below, the additions and updates to exhibit list in the Index to Exhibits (incorporated into Part IV – Item 15(a)(3) by reference), and the above-mentioned changes to the cover page of the Original Form 10-K, no other changes are made to the Original Form 10-K. The Original Form 10-K continues to speak as of the date of the Original Form 10-K. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update in any way the disclosures contained in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identity of Directors

		Year First Elected
Name	Age	Director	Positions/Committees	Independent
Steven A. Huey	54	2016	COB, AC, CC, NCGC	yes
Richard Carlson	47	2015	CEO, P	no
David A. Buckel	58	2014	AC, NCGC, FE	yes
Marietta Davis	60	2017	AC, CC	yes
Scott Miller	48	2019	CC, NCGC	yes

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

Scott Miller. Scott Miller brings nearly two decades of investment management knowledge as well as significant operating experience to the SharpSpring board. Since 2011, he has served as the Founder and Managing Member of MVM Funds, an investment management firm that oversees multiple funds and limited partnerships, including Greenhaven Road Capital Fund 1, Greenhaven Road Capital Fund 2, and Greenhaven Road Capital Offshore LP. Scott also currently serves on the board of Acelero Learning, an education company that he cofounded and served as the Chief Financial Officer. Acelero, has grown to over 1,400 employees. Scott received a Bachelor of Arts degree from the University of Pennsylvania and an MBA degree from Stanford University. Mr. Miller’s qualifications to serve on our Board of Directors include experience managing and investing in growth-focused technology companies.

During the past ten years, none of our directors or nominees for director have been involved in any of the proceedings described in Item 401(f) of Regulation S-K.

Identity of Executive Officers

Name	Age	Position
Richard A. Carlson	47	Director, Chief Executive Officer and President
Michael Power	54	Chief Financial Officer
Travis Whitton	38	Chief Technology Officer

Business Experience of Executive Officers

Richard A. Carlson. Mr. Carlson’s business experience is described above under the caption “Identity and Business Experience of Directors.”

Michael Power. Michael Power has served as our Chief Financial Officer since December 2, 2019. Mr. Power is responsible for overseeing our Company’s financial reporting, accounting and administrative functions. Mr. Power has over three decades of finance and accounting experience in various leadership roles. Prior to his appointment, Mr. Power was Executive Vice President, Chief Financial Officer and Treasurer for ConnectWise, an IT management and Software-as-a-Service (SaaS) company with more than 1,000 employees, which was acquired in 2019 by Thoma Bravo. Terms of the ConnectWise deal were not disclosed but it has been reported at approximately $1.5 billion. Prior to that, Mr. Power served as Vice President and Controller for CHUBB, formerly ACE Limited. Mr. Power holds an active CPA in the state of Pennsylvania, CGMA from the American Institute of CPAs, and obtained a Bachelor of Science in Accountancy from Villanova University.

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

Code of Ethics and Business Conduct

Our Company has adopted a Code of Ethics and Business Conduct which constitutes a “code of ethics” as defined by applicable SEC rules and a “code of conduct” as defined by applicable NASDAQ rules. Our Code of Ethics and Business Conduct applies to all of the Company’s employees, including its principal executive officer, principal accounting officer, and our Board of Directors. A copy of this Code is available for review on the “Investors” page of the Company’s website at http://sharpspring.com/. Requests for a copy of the Code of Ethics and Business Conduct should be directed to Investor Relations, SharpSpring, Inc., 5001 Celebration Pointe Avenue, Suite 410, Gainesville, FL 32608. The Company intends to disclose any changes in or waivers from its Code of Ethics and Business Conduct by posting such information on its website or by filing a Form 8-K.

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

Changes to Director Nomination Procedures

No material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors has occurred since we last provided disclosure regarding these procedures in our Definitive Schedule 14A filed on April 30, 2019.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The compensation committee of our Board of Directors oversees, reviews and approves all compensation decisions relating to our named executive officers. In the discussion that follows, “executives” refers to our 2019 named executive officers, Messrs. Carlson, Power, and Whitton.

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

Mr. Carlson’s salary was increased from $330,000 to $340,000 on January 1, 2019. During 2018, Mr. Carlson received a base salary of $330,000.

Mr. Stanczak joined the company on December 10, 2018 with a base salary of $185,000.

Mr. Power joined the company on December 2, 2019 with a base salary of $250,000.

Mr. Whitton’s salary was increased from $175,000 to $200,000 on January 1, 2019. During 2018, Mr. Whitton received a base salary of $175,000.

The Company reduced all 2020 base salaries 10% as of April 1, 2020, due to the impact of the Covid-19 virus.

Cash Bonuses

Cash bonuses are used to compensate and align our executives toward certain financial, strategic and operational goals. The Compensation Committee approves payment of quarterly or annual cash bonuses as part of the overall compensation packages of our executive officers, and retains the authority to review and adjust the overall bonus at year-end. During 2018 and 2019, the executive cash bonuses paid to our named executive officers were based on revenue and EBITDA targets for the year, as determined by the Compensation Committee, with payments varying between annual and quarterly. For the performance during the years ending December 31, 2018 and 2019, executive bonuses were paid quarterly following the financial reporting of each quarter. The following summarizes the executive cash bonus awards paid to our named executive officers, separated based on both the timing of the payment and the performance year for which the bonus was earned:

		Earned for year		Paid in Year
		2018	2019	2018	2019	2020
Name	Year

Richard A. Carlson	2019	$-	$117,810	$-	$86,573	$31,238
	2018	$69,078	$-	$51,625	$17,453	$-
				$51,625	$104,026	$31,238

Travis Whitton	2019	$-	$49,500	$-	$36,375	$13,125
	2018	$29,605	$-	$22,125	$7,480	$-
				$22,125	$43,855	$13,125

Bradley Stanczak (1)	2019	$-	$69,300	$-	$50,925	$18,375
	2018	$28,200	$-	$25,000	$3,200	$-
				$25,000	$54,125	$18,375

Michael Power	2019	$-	$-	$-	$-	$-
	2018	$-	$-	$-	$-	$-

(1) As disclosed in Current Report 8-K filed on November 11, 2018, Mr. Stanczak received a $25,000 signing bonus upon relocation to the Gainesville, FL area.

Stock Option and Stock Awards

Stock option and stock awards are the primary vehicle for long-term retention of our executives. Our compensation committee believes that stock option and stock awards promote, create and reward long term stockholder value creation, as well as provide a strong incentive for the executive to remain employed by the Company.

The following table shows stock option and stock grants made to executives during 2019.

	Option Awards				Stock Awards
		Number		Grant Date	Number of Shares	Grant Date
		of Stock	Exercise	Fair Value of	or Units of Stock	Fair Value of
Name	Grant Date	Options (#)	Price ($)	Options ($)	Issued	Options ($)

Richard Carlson	2/21/2019	17,500	$13.88	$123,085	-	-

Travis Whitton	2/21/2019	10,294	$13.88	$72,402	-	-

Michael Power	12/2/2019	-	-	-	50,494	$596,839

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

Severance and Change in Control Benefits

Pursuant to employment agreements we have entered into with our executives and the terms of our 2010 and 2019 Stock Incentive Plans, our executives are entitled to certain benefits in the event of a change in control of our Company or the termination of their employment under specified circumstances, including termination following a change in control. We believe these benefits help us compete for and retain executive talent and are generally in line with severance packages offered to executives by the companies in our peer group. We also believe that these benefits would serve to minimize the distraction caused by any change in control scenario and reduce the risk that key talent would leave the Company before any such transaction closes, which could reduce the value of the Company if such transaction failed to close.

2019 Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers that earned more than $100,000 for the fiscal years ended December 31, 2019 and 2018:

				Option	All
Name	Year	Salary	Bonus	Awards	Other	Total
		($)	($)	($)	($)	($)
			(a)	(b)	(c)

Richard Carlson	2019	$340,000	$117,810	$123,085	$8,400	$589,295
Chief Executive Officer and President (Principal Executive Officer), Director	2018	$330,000	$69,078	$233,198	$8,250	$640,526

Travis Whitton	2019	$200,000	$49,500	$72,402	$7,316	$329,218
Chief Technology Officer	2018	$175,000	$29,605	$116,599	$6,364	$327,568

Bradley Stanczak (1)	2019	$185,000	$69,300	$-	$5,771	$260,071
Chief Financial Officer (Principal Financial Officer)	2018	$11,266	$28,200	$629,121	$-	$668,587

Michael Power (2)	2019	$20,032	$-	$596,839	$-	$616,871
Chief Financial Officer (Principal Financial Officer)	2018	$-	$-	$-	$-	$-

(a) The amounts in this column reflect earned bonus awards by our named executive officers under our executive incentive compensation program.
(b) The amounts in this column represent the grant date fair values of option grants as computed based on the Black-Scholes methodology.
(c) These amounts consist of our matching contributions to each executive’s retirement savings plan account and severance payments

(1) Mr. Stanczak served as our Chief Financial Officer from December 10, 2018 to December 1, 2019.
(2) Mr. Power was named as our Chief Financial Officer on December 2, 2019.

During 2019 and 2018, we provided our U.S. employees the ability to contribute to a 401(k) retirement plan. Under the plan, eligible employees may elect to defer part of their compensation to the plan each year. The amount of compensation an employee can elect to defer is generally expressed as a percentage of the employee’s compensation up to a maximum of $19,000 for 2019 and $18,500 for 2018. The Company provides a matching contribution of 100% of employee deferrals up to 3% of total compensation. We have no other annuity, pension, retirement or similar benefit plans in place on behalf of our executive officers.

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

The table below summarizes all of the outstanding equity awards for our named executive officers as of December 31, 2019, our latest fiscal year end:

	Option Awards					Stock Awards
	Number of
	securities
	underlying					Number of	Market value of
	unexercised		Option	Option	Initial	shares or units	shares or units
	options(#)		exercise	expiration	vesting	of stock that	of stock that
Name	Exercisable	Unexercisable	price ($)	date	date	have not vested	have not vested

Richard A. Carlson	3,646	13,854	$13.88	02/21/29	03/21/19	-	-	(1)
	45,834	54,166	$4.65	02/08/28	03/08/18	-	-	(1)
	68,750	31,250	$4.74	03/17/27	04/17/17	-	-	(1)
	250,000	-	$4.80	10/01/25	11/01/15	-	-	(1)
	60,000	-	$6.29	06/01/25	12/31/16	-	-	(2)

Bradley Stanczak	25,000	75,000	$12.40	12/10/28	12/10/19	-	-	(3)

Travis Whitton	-	10,294	$4.65	02/21/19	02/21/19	-	-	(3)
	22,917	27,083	$4.65	02/08/28	02/08/19	-	-	(3)
	24,603	10,397	$4.74	03/17/27	03/17/18	-	-	(3)
	23,959	1,041	$3.34	02/17/26	02/17/17	-	-	(3)
	25,000	-	$6.29	06/01/25	12/31/16	-	-	(2)

Michael Power	-	-	-	-	-	50,494	596,839	(3)

1. Vests monthly over four years, with 1/48 vesting each month.
2. Vests 50% on December 31, 2016, 25% on December 31, 2017 and 25% on December 31, 2018.
3. Vests over four years, with 25% vesting on December 2, 2019, and 1/48 of the grant vesting each month thereafter.

Compensation of Non-Employee Directors

Compensation for our directors is discretionary and is reviewed from time to time by our Board of Directors. Any determinations with respect to Board compensation are made by our Board of Directors. Since our second quarter of 2017, we have compensated all nonemployee directors with a stipend of $7,500 per quarter ($30,000 per year), payable quarterly in stock. Typically, newly elected non-employee directors receive 16,000 stock options upon joining the board, which vest over four years. All directors are also entitled to reimbursement for travel expenses for attending director meetings.

Set forth below is a summary of the compensation of our directors during our December 31, 2019 fiscal year.

					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Daniel C. Allen (1)	$7,500	$30,373	$-	-	-	-	$37,873
David A. Buckel (1)	$7,500	$30,373	$-	-	-	-	$37,873
Marietta Davis (1)	$7,500	$30,373	$-	-	-	-	$37,873
Steven A. Huey (1)	$12,500	$30,373	$-	-	-	-	$42,873
Scott Miller Jr. (1)(2)	$3,750	$6,397	$82,903	-	-	-	$93,051

1. During 2019, SharpSpring’s non-employee directors received a quarterly stipend, payable in stock and cash, issued in arrears.
2. Mr. Miller joined the Board of Directors on August 16, 2019, receiving a stock option grant of 16,000 vesting over four years (25% on the first anniversary of the grand date and an additional 1/48 of the original number of options vesting every month thereafter.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 24, 2020, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of (i) each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock; and (ii) each of our officers and directors, and officers and directors as a group:

Security Ownership of Certain Beneficial Owners and Management

			Options
			Included in Shares
Name and Address	Shares Beneficially Owned		Beneficially Owned
of Beneficial Owner (1)(2)	Number	Percent (3)	Number(4)
5% Stockholders(5)
Greenhaven Road Investment Management, LP	1,361,491	11.81%	-
c/o Royce & Associates LLC, 8 Sound Shore Drive, Suite 190, Greenwich, CT 06830
Cat Rock Capital Management LP	1,219,095	10.58%	-
8 Sound Shore Drive, Suite 250, Greenwich, CT 06830
Richard H. Witmer, Jr.	828,881	7.19%	-
16 Fort Hills Lane, Greenwich, CT 06831
BlackRock, Inc.	676,178	5.87%	-
55 East 52nd Street, New York, NY 10055
Long Path Partners, LP	608,038	5.28%	-
4 Landmark Square, Stamford, CT 06901
AWM Investment Company Inc.	594,798	5.16%	-
527 Madison Avenue, Suite 2600, New York, NY 10022

Directors and Executive Officers (6)
Richard A. Carlson, Chief Executive Officer and President, Director	966,255	8.02%	527,500
Travis Whitton, Chief Technology Officer	307,145	2.63%	145,294
David A. Buckel, Director	44,882	*	20,828
Steven A. Huey, Director	43,156	*	29,578
Marietta Davis, Director	35,694	*	25,847
Scott Miller, Director (7)	1,378,879	11.94%	17,388
Michael Power, Chief Financial Officer	50,494	*	50,494
All executive officers and directors as a group (7 persons)	2,826,505		816,929

* Represents less than 1% of the outstanding shares of common stock.

1. To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days from April 24, 2020.

2. Unless otherwise noted, in care of SharpSpring, Inc., 5001 Celebration Point Ave Suite 410, Gainesville, FL 32608.
3. Based on 11,526,741 shares of common stock outstanding on April 28, 2020. Does not include shares underlying: (i) options to purchase shares of our common stock under our 2010 and 2019 Employee Stock Plans, or (ii) outstanding warrants to purchase shares of our common stock.

4. Represents options exercisable within 60 days from April 24, 2020.
5. Based solely upon a review of Schedule 13G filings with the SEC.
6. If a person listed on this table has the right to obtain additional shares of common stock within 60 days from April 24, 2020, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

7. Additionally includes (i) 672,752 shares of common stock held directly by Greenhaven Road Capital Fund 1, L.P.; and (ii) 688,739 shares of common stock held directly by Greenhaven Road Capital Fund 2, L.P.. Mr. Miller serves as the Managing Member of the General Partner (for itself and on behalf of Greenhaven Fund 1, Greenhaven Fund 2 and the Investment Manager)

We are not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2019.

Equity Compensation Plan Information

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and RSUs	Weighted-averageexercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,977,578	$7.30	511,338
Equity compensation plans not approved by security holders	0	$0.00	0
Total	1,977,578	$7.30	511,338

1. Reflects shares of common stock to be issued pursuant to our 2019 Equity Incentive Plan and our 2010 Restated Employee Stock Plan, both of which are for the benefit of our directors, officers, employees and consultants. We have reserved 697,039 shares of common stock for such persons pursuant to our 2019 Equity Incentive Plan. We terminated our 2010 Restated Employee Stock Plan in 2019 and no additional awards are made under that plan.

(b) The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options to purchase shares of our common stock. It does not reflect the shares of our common stock that will be issued upon the vesting of outstanding awards of RSUs, which have no exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

James Morgan, Richard Carlson’s brother-in-law, served as our Vice President of Sales in 2018 and 2019, and in 2019 began serving as the Vice President of Partnerships . During 2019 and 2018, Mr. Morgan’s total compensation, including base salary, commissions, bonus and equity compensation approximated $133,500 and $139,000, respectively. Mr. Morgan’s compensation package is highly variable based on new sales and is comparable to industry standards. Mr. Morgan also participates in standard Company employment benefits that are available all Company employees.

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

On May 9, 2019, the Company entered into and made effective a Note Conversion Agreement (the “Conversion Agreement”) with SHSP Holdings and Evercel Holdings, LLC (“Evercel,” and together with SHSP Holdings, the “Investor”), pursuant to which the parties agreed to the conversion (the “Conversion”) of the Note. The Company’s entry into the Conversion Agreement was unanimously approved by the disinterested members of the Company’s Board of Directors.

Under the Conversion Agreement, the Note was deemed to have been converted into the Conversion Shares, and any interest in any amount ceased to accrue or be payable with respect to the Notes, and SHSP Holdings ceases to be a holder of any Note, and the Note cease to be outstanding, for purposes of the Investors’ Rights Agreement dated as of March 28, 2018. Effective as of the issuance and delivery of the Conversion Shares to SHSP Holdings, the Note was canceled and terminated in their entirety and of no further force and effect, and any and all indebtedness and other obligations of the Company under the Note was fully performed and discharged, and any and all claims or rights of SHSP Holdings or its affiliates thereunder were fully and finally extinguished and released. Additionally, under the terms of the Conversion Agreement, the Company agreed to pay in shares 49% of the remaining future interest totaling 115,037 shares. Refer to “Note 6: Convertible Notes” in Part II, Financial Statements and Supplementary Data in the Company’s 10K filed March 16, 2020, for additional information.

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

Director Independence

In April 2020, our Board of Directors undertook a review of the composition of our Board of Directors and its committees and the independence of each of our directors. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that each of David A. Buckel, Steven A. Huey, Marietta Davis, Scott Miller, and Daniel C. Allen (Mr. Allen resigned August 16, 2019) are/were “independent directors” as defined under applicable NASDAQ Stock Market Rules and Exchange Act Rules. In making such determination, our Board of Directors considered the relationships that each such non-employee director has/had with our Company and all other facts and circumstances that our Board of Directors deemed relevant in determining his/her independence, including the beneficial ownership of our capital stock by each non-employee director. The one member of our Board of Directors who is not an “independent director” is Richard Carlson as a result of his executive officer status with our Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2019 and December 31, 2018 by the Company’s independent registered public accounting firms. The aggregate fees billed for the fiscal years ended December 31, 2019 and 2018 were from Cherry Bekaert LLP.

	2019	2018
Audit Fees	$207,587	$157,587
Audit-Related Fees	$7,500	$12,000
Tax Fees	$-	$-
All Other Fees	$25,600	$3,500
Total	$240,687	$173,087

Audit Fees are the fees billed during the years ended December 31, 2019 and December 31, 2018 for professional services rendered by our independent auditors for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the audit firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are the aggregate fees billed during the years ended December 31, 2019 and December 31, 2018 for assurance and related services rendered by our independent auditors that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

Tax Fees are the fees billed during the years ended December 31, 2019 and December 31, 2018 for tax compliance rendered by our independent auditors.

All Other Fees are the aggregate fees billed for products and services provided during the years ended December 31, 2019 and December 31, 2018 rendered by our independent auditors, other than the services reported in the above categories.

Audit Committee Pre-Approval Policies.

The Company’s audit committee currently does not have any pre-approval policies or procedures concerning services performed by rendered by our independent auditors. However, all the services performed by rendered by the independent auditors that are described above were pre-approved by the Company’s audit committee.

None of the hours expended on rendered by our independent auditor’s engagement to audit the Company’s financial statements for the years ended December 31, 2019 and December 31, 2018 were attributed to work performed by persons other than rendered by the independent auditor’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

3. Exhibits

The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2020.

SharpSpring, Inc.

By:	/s/ Richard A. Carlson
Richard A. Carlson
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Michael Power
Michael Power
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Title of Document	Location

3.1	Certificate of Incorporation	Incorporated by reference to our Form S-1 filed on December 2, 2010
3.2	Amendment to Certificate of Incorporation	Incorporated by reference to our Form 8-K filed on December 17, 2013
3.3	Amendment to Certificate of Incorporation	Incorporated by reference to our Form 8-K filed December 1, 2015
3.4	Bylaws	Incorporated by reference to our Form S-1 filed on December 2, 2010
4.1	Form of Convertible Promissory Note, Attached as Exhibit A to Convertible Note Purchase Agreement among SharpSpring, Inc. and SHSP Holdings, LLC dated March 28, 2018	Incorporated by reference to our Form 8-K filed March 28, 2018
4.2	Form of Investors Rights Agreement by and among SharpSpring, Inc., SHSP Holdings, LLC et al. dated March 28, 2018	Incorporated by reference to our Form 8-K filed March 28, 2018
4.3	Form of Subordination Agreement by and between SHSP Holdings, LLC and Western Alliance Bank dated March 28, 2018	Incorporated by reference to our Form 8-K filed March 28, 2018
4.4	Securities registered under Section 12 of the Exchange Act	Incorporated by reference to our Form 10-K filed March 16, 2020
10.1	Convertible Note Purchase Agreement among SharpSpring, Inc. and SHSP Holdings, LLC dated March 28, 2018	Incorporated by reference to our Form 8-K filed March 28, 2018
10.2	Note Conversion Agreement, dated May 9, 2019, by and among SharpSpring, Inc., SHSP Holdings, LLC, and Evercel Holdings, LLC.	Incorporated by reference to our Form 8-K filed May 9, 2019
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
Incorporated by reference to our Form 8-K filed November 22, 2019
10.5	Loan Agreement dated March 21, 2016, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to our Form 8-K filed on March 22, 2016
10.6	Intellectual Property Security Agreement dated March 21, 2016, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to our Form 8-K filed on March 22, 2016
10.7	Loan and Security Modification Agreement dated June 24, 2016, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to our Form 8-K filed on June 28, 2016
10.8	Loan and Security Modification Agreement dated October 25, 2017, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to our Form 8-K filed on October 30, 2017
10.9	Loan and Security Modification Agreement dated April 30, 2018, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to the Company’s Form 8-K filed on May 1, 2018
10.10	Loan and Security Modification Agreement dated March 21, 2019, by and among SharpSpring, Inc., SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to the Company’s Form 8-K filed on March 26, 2019
10.11	SharpSpring, Inc. 2010 Restated Employee Stock Plan	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2018
10.12	SharpSpring, Inc. 2019 Equity Incentive Plan	Incorporated by reference to the Company’s Definitive Schedule 14A filed on April 30, 2019
10.13	2019 Executive Bonus Plan	Incorporated by reference to the Company’s Form 8-K filed on February 27, 2019
10.14	Richard Carlson Employee Agreement Amendment dated January 29, 2020	Incorporated by reference to the Company’s Form 8-K/A filed on April 16, 2020
10.15	Richard Carlson Employee Agreement Amendment dated February 21, 2019	Incorporated by reference to the Company’s Form 8-K filed on February 27, 2019
10.16	Richard Carlson Employee Agreement Amendment dated February 8, 2018	Incorporated by reference to the Company’s Form 8-K filed on February 12, 2018
10.17	Richard Carlson Employee Agreement Amendment dated March 30, 2017	Incorporated by reference to the Company’s Form 8-K filed on April 5, 2017
10.18	Richard Carlson Employee Agreement dated September 13, 2015	Incorporated by reference to our Form 8-K filed on September 14, 2015
10.19	Travis Whitton Employee Agreement Amendment dated January 29, 2020	Incorporated by reference to the Company’s Form 8-K/A filed on April 16, 2020
10.20	Travis Whitton Employee Agreement Amendment dated February 15, 2019	Incorporated by reference to the Company’s Form 8-K filed on February 27, 2019
10.21	Travis Whitton Employee Agreement Amendment dated February 8, 2018	Incorporated by reference to the Company’s Form 8-K filed on February 12, 2018
10.22	Travis Whitton Employee Agreement Amendment dated July 28, 2017	Incorporated by reference to the Company’s Form 8-K filed on August 1, 2017

10.23	Travis Whitton Employee Agreement dated June 19, 2015	Incorporated by reference to our Form 8-K filed on July 8, 2016
10.24	Michael Power Employment Agreement dated December 2, 2019	Incorporated by reference to our Form 8-K filed November 22, 2019
10.23	Office Lease Agreement with Celebration Pointe Office Partners II, LLC dated April 18, 2018	Incorporated by reference to our Form 8-K filed on April 19, 2018
10.24	Office Lease Agreement Addendum with Celebration Pointe Office Partners II, LLC dated June 20, 2019.	Incorporated by reference to our Form 8-K filed on June 26, 2019
14.1	Code of Ethics and Business Standards	Incorporated by reference to our Form 10-K filed March 16, 2020
21.1	Subsidiaries of the registrant	Incorporated by reference to Part I – Item 1. Business - Overview of this Form 10-K
23.1	Consent of Independent Registered Public Accounting Firm – Cherry Bekaert LLP	Incorporated by reference to our Form 10-K filed March 16, 2020
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to our Form 10-K filed March 16, 2020
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to our Form 10-K filed March 16, 2020
99.1	Asset Purchase Agreement dated November 21, 2019 by and between SharpSpring Inc., and Marin Software Inc.	Incorporated by reference to our Form 8-K filed November 22, 2019