Form 10-Q
period 2020-03-31
SharpSpring, Inc.
filed 2020-05-15
CIK 1506439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020
Or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,526,741 shares of common stock as of May 13, 2020.

SharpSpring, Inc.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

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
●
the novel coronavirus (“COVID-19”) and its potential impact on our business; and
●
natural events such as severe weather, fires, floods and earthquakes, or man-made or other disruptions of our operating systems, structures or equipment.

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and under Part II, Item 1.A “Risk Factors” contained in this report on Form 10-Q. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I – FINANCIAL INFORMATION
 Item 1.  Financial Statements.

SharpSpring, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$11,625,049	$11,881,949
Accounts receivable, net of allowance for doubtful accounts of $31,699 and $12,455 at March 31, 2020 and December 31, 2019, respectively	425,918	340,344
Unbilled receivables	1,091,122	998,048
Income taxes receivable	1,577,927	15,010
Other current assets	1,500,627	1,363,366
Total current assets	16,220,643	14,598,717

Property and equipment, net	2,206,156	1,996,722
Goodwill	10,919,403	10,922,814
Intangibles, net	4,505,199	4,658,000
Deferred income taxes	-	-
Right-of-use assets	5,687,249	5,281,530
Other long-term assets	547,333	549,022
Convertible notes embedded derivative	-	-
Total assets	$40,085,983	$38,006,805

Liabilities and Shareholders' Equity
Accounts payable	$2,942,268	$2,052,538
Accrued expenses and other current liabilities	524,844	919,089
Line of credit	1,900,000	-
Deferred revenue	766,715	860,820
Income taxes payable	12,284	13,944
Lease liability, current portion	420,977	370,340
Total current liabilities	6,567,088	4,216,731

Deferred income taxes	-	-
Convertible notes, including accrued interest	-	-
Convertible notes embedded derivative	-	-
Lease liability, net of current portion	5,347,179	4,976,727
Other long-term liabilities	-	-
Total liabilities	11,914,267	9,193,458
Commitments and contingencies (Note 13)

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value, Authorized shares-50,000,000; issued shares- 11,545,957 at March 31, 2020 and 11,537,163 at December 31, 2019; outstanding shares- 11,525,957 at March 31, 2020 and 11,517,163 at December 31, 2019	11,546	11,537
Additional paid in capital	59,206,549	58,851,285
Accumulated other comprehensive loss	(233,620)	(224,793)
Accumulated deficit	(30,728,759)	(29,740,682)
Treasury stock	(84,000)	(84,000)
Total shareholders' equity	28,171,716	28,813,347

Total liabilities and shareholders' equity	$40,085,983	$38,006,805

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Revenue	$7,052,729	$5,326,285

Cost of services	2,367,642	1,548,381
Gross profit	4,685,087	3,777,904

Operating expenses:
Sales and marketing	3,034,121	3,008,203
Research and development	1,578,139	1,258,728
General and administrative	2,413,842	2,227,675
Intangible asset amortization	152,801	95,250
Impairment of intangible assets	-	-

Total operating expenses	7,178,903	6,589,856

Operating loss	(2,493,816)	(2,811,952)
Other expense, net	(56,778)	(104,126)
Gain on embedded derivative	-	24,574

Loss before income taxes	(2,550,594)	(2,891,504)

Provision (benefit) for income taxes	(1,562,517)	2,339
Net loss	$(988,077)	$(2,893,843)

Basic net loss per share	$(0.09)	$(0.33)
Diluted net loss per share	$(0.09)	$(0.33)

Shares used in computing basic net loss per share	11,521,192	8,840,281
Shares used in computing diluted net loss per share	11,521,192	8,840,281

Other comprehensive income (loss):
Foreign currency translation adjustment, net	(8,827)	(1,372)
Comprehensive loss	$(996,904)	$(2,895,215)

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Treasury Stock		Accumulated
	Shares	Amount	Capital	Loss	Shares	Amount	Deficit	Total
Balance, December 31, 2018	8,639,139	$8,639	$30,446,838	$(231,053)	20,000	$(84,000)	$(17,352,706)	$12,787,718
Stock based compensation - stock options	-	-	269,044	-	-	-	-	269,044
Issuance of common stock for cash	1,005,244	1,005	11,275,304	-	-	-	-	11,276,309
Issuance of common stock for director services	2,404	2	34,471	-	-	-	-	34,473
Foreign currency translation adjustment, net	-	-	-	(1,372)	-	-	-	(1,372)
Net loss	-	-	-	-	-	-	(2,893,843)	(2,893,843)
Balance, March 31, 2019	9,646,787	$9,647	$42,025,657	$(232,425)	20,000	$(84,000)	$(20,246,550)	$21,472,329

Balance, December 31, 2019	11,537,163	11,537	58,851,285	(224,793)	20,000	(84,000)	(29,740,682)	$28,813,347
Stock based compensation - stock options	-	-	339,356	-	-	-	-	339,356
Issuance of common stock for cash	1,505	2	11,172	-	-	-	-	11,174
Issuance of common stock for services	2,680	3	31,273	-	-	-	-	31,276
Common stock withheld related to net share settlement of equity awards	4,609	5	(26,537)	-	-	-	-	(26,532)
Foreign currency translation adjustment	-	-	-	(8,827)	-	-	-	(8,827)
Net Loss	-	-	-	-	-	-	(988,077)	(988,077)
Balance, March 31, 2020	11,545,957	$11,546	$59,206,549	$(233,620)	20,000	$(84,000)	$(30,728,759)	$28,171,716

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(988,077)	$(2,893,843)
Adjustments to reconcile loss from operations:
Depreciation and amortization	356,579	227,253
Amortization of costs to acquire contracts	202,439	202,945
Non-cash stock compensation	370,632	303,517
Non-cash interest	-	100,000
Amortization of debt issuance costs and embedded derivative	-	(2,000)
Gain on embedded derivative	-	(24,574)
Unrealized foreign currency loss	80,727	10,739
Changes in assets and liabilities:
Accounts receivable	(85,272)	14,448
Unbilled receivables	(92,496)	(93,772)
Right-of-use assets	(405,719)	106,215
Other assets	(342,872)	(42,855)
Income taxes, net	(1,562,944)	2,339
Accounts payable	890,013	(274,640)
Lease liabilities	421,089	(92,035)
Other liabilities	(394,239)	(69,280)
Deferred revenue	(94,289)	39,585
Net cash used in operating activities	(1,644,429)	(2,485,958)

Cash flows from investing activities
Purchases of property and equipment	(140,930)	(169,976)
Capitalization of software development costs	(272,282)	(177,198)
Net cash used in investing activities	(413,212)	(347,174)

Cash flows used in financing activities:
Proceeds from line of credit	1,900,000	-
Proceeds from exercise of stock options, net	11,174	603,865
Proceeds from issuance of common stock, net	-	10,672,444
Payments for taxes related to net share settlement of equity awards	(26,533)	-
Net cash provided by financing activities	1,884,641	11,276,309

Effect of exchange rate on cash	(83,900)	(11,285)

Change in cash and cash equivalents	(256,900)	8,431,892

Cash and cash equivalents, beginning of period	11,881,949	9,320,866

Cash and cash equivalents, end of period	$11,625,049	$17,752,758

Supplemental information on consolidated statements of cash flows:
Cash paid during the period for
Interest
Income taxes, net	$426	$-
Non-cash activities
Right-of-use asset obtained for lease liability	$521,898	$5,715,510

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Organization

SharpSpring, Inc. (the “Company”) provides a cloud-based marketing automation solution and a display retargeting platform through our SharpSpring and Perfect Audience products. SharpSpring is designed to increase the rates at which businesses generate leads and convert leads to sales opportunities by improving the way businesses communicate with customers and prospects. Our products are marketed directly by us and through a small group of reseller partners to customers around the world.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of our management, the Company has prepared the accompanying unaudited consolidated financial statements on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2019, and these consolidated financial statements include all adjustments consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. The Company’s consolidated financial statements include the accounts of SharpSpring, Inc. and our subsidiaries (the “Company”). The Company’s consolidated financial statements reflect the elimination of all significant inter-company accounts and transactions. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2020.

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2020, as amended on April 30, 2020.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, deposits, embedded derivatives (associated with our convertible notes) and accounts payable. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items. The fair value of the embedded derivatives associated with our convertible notes are calculated using Level 3 unobservable inputs, utilizing a probability-weighted expected value model to determine the liability. The fair value of the embedded derivatives at March 31, 2020, and December 31, 2019, was a liability balance of zero for each period. The change in fair value for the three months ended March 31, 2020, and 2019, was zero and a gain of $0.025 million, respectively.

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

Intangibles

Finite-lived intangible assets include trade names, developed technologies, customer relationships, and vendor relationships, and are amortized based on the estimated economic benefit over their estimated useful lives, with original periods ranging from 5 to 11 years. We regularly evaluate the reasonableness of the useful lives of these assets. Finite-lived intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. Impairment losses are measured as the amount by which the carrying value of an asset group exceeds its fair value and are recognized in operating results. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments, and the fair value of an asset group. The dynamic economic environment in which the Company operates, and the resulting assumptions used to estimate future cash flows impact the outcome of these impairment tests.

Goodwill and Impairment

As of March 31, 2020, and December 31, 2019, we had recorded goodwill of $10.92 million and $10.92 million, respectively. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the SharpSpring, GraphicMail, and Perfect Audience acquisitions. Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350, “Intangibles - Goodwill and Other” deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-10, and written down when impaired.

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

In determining the provision for income taxes, the Company uses statutory tax rates and tax planning opportunities available to the Company in the jurisdictions in which it operates. This includes recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns to the extent pervasive evidence exists that they will be realized in future periods. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which are expected to be in effect in the years in which the temporary differences are expected to reverse. In accordance with the Company’s income tax policy, significant or unusual items are separately recognized in the period in which they occur. The Company is subject to routine examination by domestic and foreign tax authorities and frequently faces challenges regarding the amount of taxes due. These challenges include positions taken by the Company related to the timing, nature, and amount of deductions and the allocation of income among various tax jurisdictions. As of March 31, 2020, the Company’s Swiss subsidiary, InterInbox SA is under examination by the Switzerland Federal Tax Administration for the years 2015 through 2018. The Company does not expect any material adjustments as a result of the audit.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred. Depreciation expense related to property and equipment was $0.20 million and $.13 million for the three months ended March 31, 2020, and 2019, respectively.

Property and equipment as of March 31, 2020 and December 31, 2019, is as follows:

	March 31,	December 31,
	2020	2019
Property and equipment, gross:
Leasehold improvements	$293,120	$290,977
Furniture and fixtures	708,899	678,774
Computer equipment and software	2,731,702	2,350,758
Total	3,733,721	3,320,509
Less: Accumulated depreciation and amortization	(1,527,565)	(1,323,787)
	$2,206,156	$1,996,722

Useful lives are as follows:

Leasehold improvements	3-5 years
Furniture and fixtures	3-5 years
Computer equipment	3 years
Software	3-5 years
Revenue Recognition

The Company generates revenue from contracts with multiple performance obligations, which typically include subscriptions to its cloud-based marketing automation software and professional services which include on-boarding and training services. The Company’s customers do not have the right to take possession of the software. Substantially all of SharpSpring’s revenue is from contracts with customers. The Company recognizes revenue from contracts with customers using a five-step model as prescribed under ASC 606, which is described below:

●
Identify the customer contract;
●
Identify performance obligations that are distinct;
●
Determine the transaction price;
●
Allocate the transaction price to the distinct performance obligations; and
●
Recognize revenue as the performance obligations are satisfied.

1)
Identify the customer contract

A customer contract is generally identified when the Company and a customer have executed arrangement that calls for the Company to provide access to its software or provide professional services in exchange for consideration from the customer.

2)
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

3)
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
4)
Allocate the transaction price to the distinct performance obligations

The transaction price is allocated to each performance obligation based on the relative standalone selling prices of the goods or services being provided to the customer.
5)
Recognize revenue as the performance obligations are satisfied

Revenues are recognized when or as control of the promised goods or services is transferred to customers.  Revenue from the SharpSpring Marketing Automation and Mail+ software is recognized ratably over the subscription period, which is typically one month. Revenue related to our professional services is recognized as the services are provided. SharpSpring’s subscription contracts range from one to twelve months. The Company recognizes revenue from on-boarding and training services as the services are provided, which is generally over 60 days. The Perfect Audience software is utilized on an as needed basis, and the related revenue recognized as the service is provided. Cash payments received in advance of providing subscription or services are recorded to deferred revenue until the performance obligation is satisfied.

Our products are billed in arrears or upfront, depending on the product, which creates contract assets (unbilled receivables) and contract liabilities (deferred revenue), respectively. Unbilled receivables occur due to unbilled charges for which the Company has satisfied performance obligations. Deferred revenues occur due to billing up front for charges that the Company has not yet fully satisfied all performance obligations. Both contract assets and liabilities are recognized as it is used.

From time to time, the Company offers refunds to customers and experiences credit card chargebacks relating to cardholder disputes that are commonly experienced by businesses that accept credit cards. The Company makes estimates for refunds and credit card chargebacks based on historical experience.

Gross Versus Net Revenue

ASC 606 provides guidance on proper recognition of principal versus agent considerations which is used to determine gross versus net revenue recognition. Under ASC 606, the core objective of the guidance on gross versus net revenue recognition is to help determine whether an entity is a principal or an agent in a transaction. In general, the primary difference between these two is the performance obligation being satisfied. The principal has a performance obligation to provide the desired goods or services to the end customer, whereas the agent arranges for the principal to provide the desired goods or services. Additionally, a fundamental characteristic of a principal in a transaction is control. A principal substantively controls the goods and services before they are transferred to the customer as well as controls the price of the good or service being provided. An agent normally receives a commission or fee for these activities. In addition to control, the level at which an entity controls the price of the good or service being transferred determines principal versus agent status. The more discretion over setting price a company has in providing the good or service, the more likely they are considered a principal rather than an agent.

Under the guidance when another party is involved in providing a good or service to a customer, an entity is a principal if the entity obtains control of the asset or right to a service performed by the other party. For Perfect Audience, SharpSpring never takes possession or control of the advertising space and acts an agent facilitating the customer with the desired advertisement inventory from the principal provider. In addition to the lack of control of the advertising inventory, SharpSpring does not have control over the cost of the advertising inventory, but rather only receives a fee for services for providing the advertising inventory to the customer, further demonstrating SharpSpring’s role as the agent in the transaction. Therefore, as an agent in the retargeting transaction SharpSpring records revenue net of the cost of advertising inventory cost incurred for placing advertisements on websites.

Deferred Revenue

Deferred revenue consists of payments received in advance of the Company providing the services. Deferred revenue is earned over the service period identified in each contract. Most our deferred revenue balances (contract liabilities) arise from payments from customers in advance of service on a periodic basis (such as monthly, quarterly, annually, or bi-annually). In situations where a customer pays in advance, the deferred revenue is recognized over the service period defined in the contract. Additionally, the Company has deferred revenue related to implementation fees for its SharpSpring Marketing Automation solution that are paid in advance. These implementation services are typically performed over a 60-day period, and the revenue is recognized over that period. Deferred revenue balances were $0.86 million and $0.25 million as of December 31, 2019, and 2018, respectively. Deferred revenue decreased by $0.09 million and increased by $0.04 million during the three months ended March 31, 2020, and 2019, respectively. The Company had deferred revenue contract liability balances of $0.77 million and $0.29 million as of March 31, 2020, and March 31, 2019, respectively.

Unbilled Receivables

In cases where our customers pay for services in arrears, we accrue for revenue in advance of billings as long as the criteria for revenue recognition are met, thus creating a contract asset (unbilled receivable). The unbilled receivable balances as of December 31, 2019, and 2018 were $1.0 million and $0.74 million, respectively. Substantially all of these balances were billed during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, and 2019, the Company had unbilled receivables $1.09 million and $0.83 million, respectively. These unbilled balances were the result of services provided in period, but not yet billed to the customer.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. At March 31, 2020, and December 31, 2019, the Company had cash balances at financial institutions that exceed federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

There were no customers that accounted for more than 10% of total revenue. For the three months ending March 31, 2020, one customer had an open account receivable balance which was above 10% of net accounts receivable, accounting for approximately 18.6% of net accounts receivable. As of March 31, 2020, no customer with accounts receivable in excess of 10% of the Company’s net receivables had a balance older than 30 days.

Cost of Services

Cost of services consists primarily of direct labor costs associated with support, customer onboarding, account management, and technology hosting and license costs associated with the cloud-based platform.

Credit Card Processing Fees

Credit card processing fees are included as a component of general and administrative expenses and are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising and marketing expenses, excluding marketing team costs, were $1.19 million and $1.54 million for the three months ended March 31, 2020, and 2019, respectively.

Capitalized Cost of Obtaining a Contract

The Company capitalizes certain sales commission costs which are incremental to obtaining a contract. The Company expenses costs that are related to obtaining a contract but are not incremental such as other sales and marketing costs and other costs that would be incurred regardless of if the contract was obtained. Capitalized costs are amortized using straight-line amortization over the estimated weighted average life of the customer, which for the 3 months ended March 31, 2020 and 2019 was approximately 3 years. At March 31, 2020, the net carrying value of the capitalized cost of obtaining a contract was $1.2 million, of which $0.68 million is included in other current assets and $0.52 million is included in other long-term assets. At December 31, 2019, the net carrying value of the capitalized cost of obtaining a contract was $1.2 million, of which $.68 million is included in other current assets and $0.52 million is included in other long-term assets. The Company amortized expenses for the costs of obtaining contracts of $0.20 million and $0.20 million for the three months ended March 31, 2020, and 2019, respectively.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents for the period. For purposes of this calculation, options to purchase common stock, unvested restricted stock units, warrants, and the conversion option of the Convertible Notes (Note 6) are potential common shares outstanding. Since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. The Company’s potential common shares outstanding were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive.

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance simplifying the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. Under previous guidance, Step 2 of the goodwill impairment test required entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value was recognized as goodwill impairment. Under the new guidance, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. The guidance was adopted effective January 1, 2020 and did not have a material impact on the consolidated financial statements.

In December 2019, the FASB issued guidance simplifying the accounting for income taxes. The new accounting guidance removes (i) the exception to the incremental approach for intra-period tax allocations when there is a loss from continuing operations and income or gain from other items such as discontinued operation or other comprehensive income, (ii) the exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, (iii) the exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and (iv) the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.

The new accounting guidance also simplifies the accounting for income taxes by (i) requiring an entity to recognize franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, (ii) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, (iii) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements, (iv) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, and (v) making minor Codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method.

This standard is effective for fiscal and interim periods beginning after December 15, 2020. The Company anticipates that the adoption of this standard will not have a material impact on its financial statements.

Note 3: Acquisitions

On November 21, 2019, the Company acquired substantially all the assets and assumed certain liabilities of the Perfect Audience business unit from Marin Software Incorporated, a Delaware corporation for cash consideration of $4.6 million. The acquired assets and liabilities were assigned to SharpSpring’s wholly owned subsidiary SharpSpring Reach, Inc. Perfect Audience is a cloud-based platform that provides display retargeting software products and services. The transaction was structured as an asset purchase, whereby SharpSpring acquired all of Perfect Audience’s assets used in connection with the business (excluding certain pre-acquisition receivables, cash, and cash equivalents) and only liabilities pertaining to the business such as deferred revenue, accrued publisher costs, accrued bonuses for to the acquired workforce, and any liabilities accruing on or after November 21, 2019.

The allocation of the purchase price is based on management estimates and assumptions, and other information compiled by management, which utilized established valuation techniques appropriate for the industry. The valuation included a combination of the income approach and cost approach, depending upon which was the most appropriate based on the nature and reliability of the data available. The income approach is predicated upon the value of the future cash flows that an asset is expected to generate over its economic life. The cost approach considers the cost to replace (or reproduce) the asset and the effects on the assets value of physical, functional, and/or economic obsolescence that has occurred with respect to the asset.

The following represents the final allocation of the purchase price to the acquired net tangible and intangible assets acquired and liabilities assumed by SharpSpring:

Cash Consideration	$4,566,402
Add:
Net tangible liabilities acquired
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

Note 4: Goodwill and Other Intangible Assets

Intangible assets are as follows:

	As of March 31, 2020
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$501,000	(120,000)	$381,000
Technology	3,109,000	(1,269,725)	1,839,275
Customer relationships	1,320,000	(802,751)	517,249
Vendor relationships	1,813,000	(45,325)	1,767,675
Unamortized intangible assets:	6,743,000	(2,237,801)	4,505,199
Goodwill			10,919,403
Total goodwill and intangible assets			$15,424,602

	As of December 31, 2019
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$501,000	(120,000)	$381,000
Technology	3,109,000	(1,192,000)	1,917,000
Customer relationships	1,320,000	(773,000)	547,000
Vendor relationships	1,813,000	-	1,813,000
Unamortized intangible assets:	6,743,000	(2,085,000)	4,658,000
Goodwill			10,922,814
Total goodwill and intangible assets			$15,580,814

Estimated amortization expense for the remainder of 2020 and subsequent years is as follows:

Remainder of 2020	$458,400
2021	559,200
2022	507,200
2023	459,200
2024	420,200
Thereafter	1,719,999
Indefinite Lived	381,000
Total	$4,505,199

Amortization expense for the three months ended March 31, 2020 and 2019, was $0.15 million and $0.95 million, respectively.

Note 5: Credit Facility

In March 2016, the Company entered into a $2.5 million revolving loan agreement (the “Credit Facility”) with Western Alliance Bank. The facility originally matured on March 21, 2018 and was amended to mature on June 21, 2020. There are no mandatory amortization provisions and the Credit Facility is payable in full at maturity. As of March 31, 2020, the Credit Facility is collateralized by a lien on substantially all of the existing and future assets of the Company and secured by a pledge of 100% of the capital stock of SharpSpring Technologies, Inc. and a 65% pledge of the Company’s foreign subsidiaries’ stock. The Credit Facility subjects the Company to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions. The Credit Facility also restricts our ability to pay cash dividends on our common stock. As of March 31, 2020, the credit facility carried an interest rate of 6.25%. and there was $1.9 million outstanding under the Credit Facility. As December 31, 2019 there was no amounts outstanding. No events of default have occurred.

Note 6: Convertible Notes

In March 2018, the Company issued $8.0 million five-year convertible notes (the “Notes”) with an interest rate of 5% “payable in kind”. SharpSpring received net proceeds from the offering of approximately $7.9 million after adjusting for debt issue costs, including financial advisory and legal fees. The Notes were unsecured obligations and were subordinate in right of payment to the Credit Facility (Note 5). selection to convert the Notes.

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

In accordance with generally accepted accounting principles for convertible debt certain features were determined to be “embedded derivatives” and were bifurcated from the Notes and separately accounted for on a combined basis at fair value as a single derivative. The fair value of the derivatives was zero as of March 31, 2020. The derivative was accounted for at fair value, with subsequent changes in the fair value to be reported as part of other income (expense), net in the Consolidated Statement of Operations.

We incurred certain third-party costs in connection with our issuance of the Notes, principally related to financial advisory and legal fees, which were being amortized to interest expense ratably over the five-year term of the Notes. The following table sets forth total interest expense related to the Notes for the three months ended March 31, 2020, and 2019:

	Three Months Ended
	March 31,
	2020	2019
Contractual interest paid-in-kind expense (non-cash)	$-	$100,000
Amortization of debt issuance costs (non-cash)	-	6,410
Amortization of embedded derivative (non-cash)	-	(8,410)
Total interest expense	$-	$98,000
Effective interest rate	0.0%	4.9%

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

The Convertible Notes had a net carrying value of zero for March 31, 2020 and December 31, 2019, respectively.

Note 7: Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents for the period. For purposes of this calculation, options to purchase common stock, warrants, restricted stock units (“RSUs”) and the conversion option of the Convertible Notes (Note 6) are considered to be potential common shares outstanding.

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(988,077)	$(2,893,843)

Basic weighted average common shares outstanding	11,521,192	8,840,281
Add incremental shares for:
Warrants	-	-
Stock options	-	-
Restricted stock units (RSUs)	-	-
Convertible notes	-	-
Diluted weighted average common shares outstanding	11,521,192	8,840,281

Net loss per share:
Basic	$(0.09)	$(0.33)
Diluted	$(0.09)	$(0.33)

Additionally, since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. The Company’s outstanding warrants, stock options, unvested restricted stock units, and convertible notes were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. The following table contains all potentially dilutive common stock equivalents:

	Three Months Ended
	March 31,
	2020	2019
Warrants	-	30,000
Stock options	1,416,501	1,391,487
Restricted stock units (RSUs)	79,818	-
Convertible notes	-	1,120,573
Total	1,496,319	2,542,060

Note 8: Income Taxes

The income tax expense we record in any interim period is based on our estimated effective tax rate for the year for each jurisdiction that we operate in. The calculation of our estimated effective tax rate requires an estimate of pre-tax income by tax jurisdiction, as well as total tax expense (benefit) for the fiscal year. Accordingly, this tax rate is subject to adjustment if, in subsequent interim periods, there are changes to our initial estimates of total tax expense (benefit), pre-tax income (loss), or pre-tax income (loss), by jurisdiction.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into the law. The CARES Act contained many income tax relief provisions including allowing for a 5-year carryback of Federal net operating losses generated in tax years beginning in 2018, 2019, or 2020. As required under U.S. GAAP, the effects of tax law changes are recognized in the period of enactment. Accordingly, we have recorded incremental income tax benefit in the amount of $1.6 million associated with the CARES Act related to the carryback of the Company’s 2018 federal net operating loss.

During the three months ended March 31, 2020, and 2019, the Company recorded income tax benefit of $1,562,517 and income tax expense of $2,339, respectively, from operations. The blended effective tax rate for the three months ending March 31, 2020, and 2019, was 61.3% and -0.1%, respectively. The effective blended tax rate varies from our statutory U.S. tax rate due to valuation allowances on losses, utilization of net operating loss carryforwards, and income generated in certain other jurisdictions at various tax rates.

Valuation Allowance

We record a deferred tax asset if we believe that it is more likely than not that we will realize a future tax benefit. Ultimate realization of any deferred tax asset is dependent on our ability to generate sufficient future taxable income in the appropriate tax jurisdiction before the expiration of carryforward periods, if any. Our assessment of deferred tax asset recoverability considers many different factors including historical and projected operating results, the reversal of existing deferred tax liabilities that provide a source of future taxable income, the impact of current tax planning strategies and the availability of future tax planning strategies. We establish a valuation allowance against any deferred tax asset for which we are unable to conclude that recoverability is more likely than not. This is inherently judgmental, since we are required to assess many different factors and evaluate as much objective evidence as we can in reaching an overall conclusion. The particularly sensitive component of our evaluation is our projection of future operating results since this relies heavily on our estimates of future revenue and expense levels by tax jurisdiction. In making our assessment of deferred tax asset recoverability, we considered our historical financial results, our projected future financial results, the planned reversal of existing deferred tax liabilities, and the impact of any tax planning actions. Based on our analysis we noted both positive and negative factors relative to our ability to support realization of certain deferred tax assets. However, based on the weighting of all the evidence, including the near term effect on our income projections of investments we are making in our team, product and systems infrastructure, we concluded that it was more likely than not that the majority of our deferred tax assets related to temporary differences and net operating losses may not be recovered. The establishment of a valuation allowance has no effect on our ability to use the underlying deferred tax assets to reduce cash tax payments in the future to the extent that we generate taxable income prior to expiration.

At March 31, 2020 and December 31, 2019, we have established a valuation allowance of $6.7 million and $7.0 million, respectively, against certain deferred tax assets given the uncertainty of recoverability of these amounts.

Note 9: Defined Contribution Retirement Plan

We offer our U.S. employees the ability to participate in a 401(k) plan. Eligible U.S. employees could contribute up to 100% of their eligible compensation, subject to limitations established by the Internal Revenue Code. For the period ended March 31, 2020, the Company contributed a matching contribution equal to 100% of each such participant’s contribution up to the first 3% of their annual eligible compensation. We charged $0.09 million and $0.07 million to expense in the three months ended March 31, 2020, and 2019, respectively, associated with our matching contribution in those periods.

Note 10: Related Party Transactions

Intercompany transactions have been eliminated in our consolidated financial statements. The convertible notes issued in March 2018 were held directly by SHSP Holdings, LLC (“SHSP Holdings”). Daniel C. Allen, now a former director of SharpSpring Inc., is the founder and manager of Corona Park Investment Partners, LLC (“CPIP”). CPIP is a member of Evercel Holdings, LLC and is a member and sole manager of SHSP Holdings. Evercel, Inc. is a member and the manager of Evercel Holdings, LLC and is a member of SHSP Holdings. In May 2019, the Company and SHSP Holdings entered into and made effective a Note Conversion Agreement as outlined in Note 6 above. There were no other material related party transactions for the periods presented.

Note 11:  Stock-Based Compensation

From time to time, the Company grants stock option and restricted stock units awards to officers and employees and grants stock awards to directors as compensation for their service to the Company.

In November 2010, the Company adopted the 2010 Stock Incentive Plan (the “2010 Plan”) which was restated in its entirety in August 2018. As amended, up to 2,600,000 shares of common stock are available for issuance under the Plan. The Plan provides for the issuance of stock options and other stock-based awards.

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

Stock Options

Stock option awards under the 2010 Plan and 2019 Plan (the “Plans”) have a 10-year maximum contractual term and, subject to the provisions regarding Ten Percent Shareholders, must be issued at an exercise price of not less than 100% of the fair market value of the common stock at the date of grant. The Plans are administered by the Board of Directors, which has the authority to determine to whom options may be granted, the period of exercise, and what other restrictions, if any, should apply. Vesting for awards granted to date under the Plans is principally over four years from the date of the grant, with 25% of the award vesting after one year and monthly vesting thereafter.

Option awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2020	2019
Volatility	52%	49% - 50%
Risk-free interest rate	1.46% - 1.66%	2.55% - 2.59%
Expected term	6.25 years	6.25 years

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2020, and 2019, was $5.68 and $7.02, respectively.

For grants prior to January 1, 2015, the volatility assumption was based on historical volatility of similar sized companies due to lack of historical data of the Company’s stock price. For all grants subsequent to January 1, 2015, the volatility assumption reflects the Company’s historic stock volatility for the period of February 1, 2014 forward, which is the date the Company’s stock began actively trading. The risk-free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award. The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110.

Stock option awards are expensed on a straight-line basis over the requisite service period. During the three months ended March 31, 2020, and 2019, the Company recognized an expense of $0.22 million and $0.27 million, respectively, associated with stock option awards. At March 31, 2020, future stock compensation expense associated with stock options (net of estimated forfeitures) not yet recognized was $1.92 million and will be recognized over a weighted average remaining vesting period of 2.8 years. The following summarizes stock option activity for the three months ended March 31, 2020:

		Weighted	Weighted	Aggregate
	Number of	Average	Average Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2019	1,470,406	$7.30	7.5	$6,604,461

Granted	131,725	$11.20
Exercised	(630)	$5.57
Forfeited	(185,000)	$11.70
Outstanding at March 31, 2020	1,416,501	$7.09	7.1	$1,222,646

Exercisable at March 31, 2020	874,937	$5.77	6.3	$929,649

The total intrinsic value of stock options exercised during the three months ended March 31, 2020, and 2019, were $1,468 and $1,189,991, respectively.

Restricted Stock Units

During the three months ended March 31, 2020, and 2019, the Company granted 35,855 and zero Restricted Stock Units (RSUs), respectively. RSUs having a value equal to the fair market value of an identical number of shares of Common Stock, which may, but need not, provide that such restricted award may not be sold, assigned, transferred or otherwise disposed of, pledged or hypothecated as collateral for a loan or as security for the performance of any obligation or for any other purpose for a period determined by the Board of Directors. The Plans are administered by the Board of Directors, which has the authority to determine to whom RSUs may be granted, the period of exercise, and what other restrictions, if any, should apply. Vesting for awards granted to date under the Plans is generally over four years from the date of the grant, with 25% of the award vesting after one year and monthly vesting thereafter.

RSUs are expensed on a straight-line basis over the requisite vesting period. During the three months ended March 31, 2020, and 2019, the Company recognized expense of approximately $0.12 million and zero, respectively, associated with RSUs. At March 31, 2020, future stock compensation expense associated with stock options (net of estimated forfeitures) not yet recognized was approximately $0.71 million and will be recognized over a weighted average remaining vesting period of 3.21 years. The following summarizes RSU activity for the period ended March 31, 2020:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Units	Per Share
Unvested at December 31, 2019	50,494	$11.82

Granted	35,875	12.39
Vested	(6,551)	12.39
Cancelled	-	-
Unvested at March 31, 2020	79,818	$12.03

Stock Awards

During the three months ended March 31, 2020, and 2019, the Company issued 2,680 and 2,404 shares, respectively, to non-employee directors as compensation for their service on the board. Such stock awards are immediately vested.

Stock awards are valued based on the closing price of our common stock on the date of grant, and compensation cost is recorded immediately if there is no vesting period or on a straight-line basis over the vesting period. The total fair value of stock awards granted, vested and expensed during the three months ended March 31, 2020, and 2019, was $0.03 million and $0.03 million, respectively. As of March 31, 2020, there was no unrecognized compensation cost related to stock awards.

Note 12: Warrants

On January 30, 2014, in connection with an $11.5 million financing transaction, the Company issued 80,000 warrants to purchase common stock at an exercise price of $7.81 per share with a term of 5 years. The fair value of the warrants was determined using the Black-Scholes option valuation model. These warrants became exercisable on January 30, 2015. The remaining 30,000 of the outstanding warrants were exercised in May and August 2019. No other warrants have been issued since January 30, 2014. As of March 31, 2020, and December 31, 2019 there were zero outstanding warrants.

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

Commitments

The Company is not party to any non-cancellable contracts that create a material future commitment other than its leases as described in Note 14.

Sales and Franchise Taxes

State, local and foreign jurisdictions have differing rules and regulations governing sales, franchise, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to SaaS products in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus vary significantly and are complex. As such, we could face possible tax assessments and audits. A successful assertion, by any of these taxing authorities, that we should be collecting additional sales, use, value added or other taxes in jurisdictions where we have not historically done so and do not accrue for such taxes could result in tax liabilities and related penalties for past sales, discourage customers from purchasing our products or otherwise harm our business and operating results. We continue to evaluate the impact of various tax types which may require future sales, franchise, or other tax payments.

Employment Agreements

The Company has employment agreements with several members of its leadership team and executive officers.

Note 14: Leases

The Company currently rents its primary office facility under a ten-year lease which started in November 2018 (the “2018 Lease”). The term of the lease may be extended for an additional 5 years in incremental one-year periods, subject to certain conditions described in the 2018 Lease. In June 2019, the Company entered into an addendum agreement to the 2018 Lease (the “2019 Addendum”) to lease an additional approximately 16,500 square feet of office space located on the same premises as the 2018 Lease. In February 2020, the Company took possession of approximately 2,600 out of the approximately 16,500 total square feet included in the 2019 addendum. The rent expense and future payments associated with the additional square feet the Company took possession of is included in the future minimum lease payments table below. The term of the addendum extends through the same period as the 2018 Lease. We do not assume renewals in our determination of lease term unless the renewals are deemed to be reasonably assured at lease commencement. At the commencement of the 2018 lease, renewal was not reasonably assured. Determination of whether a contract contains a lease is determined at execution of the contract based on the facts of each contract. The Company elected the package of practical expedients permitted under ASC 842 which allows us to carryforward historical lease classification, assessment on whether a contract was or contains a lease, and initial direct costs for any leases that existed prior to adoption of the standard. The Company has lease agreements with lease and non-lease components, which it has elected to combine for all leases. In addition, the Company does not recognize right-of-use assets or lease liabilities for leases with a term of 12 months or less (“Short-term” leases). Short-term lease payments are recognized in the consolidated statements of comprehensive loss on a straight-line basis over the lease term. The Company is not party to any financing lease.

The weighted average remaining lease term as of March 31, 2020, is 8.7 years. The weighted average discount rate for our operating leases as of March 31, 2020 is 6.5%. The discount rate of each lease is determined by the company’s incremental borrowing rate at the time of a lease contract. The lease cost associated with short-term leases for the three months ended March 31, 2020, and 2019, were zero for both periods.

Future minimum lease payments are as follows as of March 31, 2020:

Operating Leases
Remainder of 2020	613,233
2021	842,093
2022	847,346
2023	873,611
2024	878,864
Thereafter	3,540,910
Total undiscounted cash flows	$7,596,057
Less imputed interest	(1,827,901)
Present value of lease liability	$5,768,156

Note 15: Disaggregation of Revenue

The Company operates as one reporting segment. Operating segments are defined as components of an enterprise for which separate financial information in regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s chief executive officer, in deciding how to allocate resources and assess performance. The Company does not present geographical information about revenues because it is impractical to do so. Disaggregated revenue for the three months ended March 31, 2020, and 2019, are as follows:

	Three Months Ended
	March 31,
	2020	2019
Revenue by Product:
Marketing Automation Revenue	$6,359,357	$5,261,939
Retargeting Revenue	618,807	-
Mail + Product Revenue	74,565	64,346
Total Revenue	$7,052,729	$5,326,285

Revenue by Type:
Recurring Revenue	$6,130,442	$4,868,149
Retargeting Revenue	618,807	-
Upfront Fees	303,480	458,136
Total Revenue	$7,052,729	$5,326,285

Note 16: Subsequent Events

The following events and transactions occurred subsequent to March 31, 2020:

On April 21, 2020 SharpSpring entered into two loan agreements with United States Small Business Administration for a total loan amount of $3.4 million, (“SBA Loan”). The SBA Loan has a maturity date of 2 years from the initial disbursement and carries an interest rate of 1% per year. Principal and interest payments begin 7 months from the initial date of disbursement. The SBA Loan is eligible for forgiveness as part of the CARES Act approved by US Congress on March 19, 2020 if certain requirements currently in effect are met. The Company continues to evaluate the requirements of the CARES Act that allow for forgiveness.

On March 11, 2020, the World Health Organization, or WHO, classified COVID-19, as a global pandemic. The Company has assessed the impact of the COVID-19 pandemic. While the broader implications of COVID-19 on its results of operations and overall financial performance remain uncertain for future periods, the Company assessed the potential impact on its March 31, 2020 consolidated financial statements and determined there were no material adjustments necessary with respect to these consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on March 16, 2020, as amended on April 30, 2020.

Overview

We provide SaaS-based marketing technologies to customers around the world. Our focus is on marketing automation tools that enable customers to interact with a lead from an early stage and nurture that potential customer using advanced features until it becomes a qualified sales lead or customer. We primarily offer our premium SharpSpring Marketing Automation solution, but also have customers on the SharpSpring Mail+ product, which is a subset of the full suite solution. In 2019, the Company acquired the Perfect Audience platform, which allowed us to expand into the display retargeting space.

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

Unless the context otherwise requires, in this section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations references to “SharpSpring” relate to the SharpSpring Marketing Automation product and references to “Perfect Audience” relate to the Perfect Audience product, while all references to “our Company,” “we,” “our” or “us” and other similar terms means SharpSpring, Inc., a Delaware corporation, and all subsidiaries.

Results of Operations

Effects of COVID-19

The COVID-19 pandemic has affected our businesses, as well as those of our customers, suppliers, and third-party sellers. We have not experienced any drop off in the services provided by our various vendors. To serve our customers while also providing for the safety of our employees and service providers, we have adapted various steps to protect our employees and customers. We have enacted a work-from-home policy to allow our employees to maintain social distancing while still maintaining our level of productivity and effectiveness prior to the work-from-home policy. In addition to our work-from-home policy, we have made several strategic business decisions to help navigate these uncertain times.

We have implemented a 10% reduction to salaries across most of the Company. In addition to salary reduction, the company has suspended company bonuses and is cutting various other non-employee related costs across the board to ensure future flexibility. The Company has also increased its cash position by $1.9 million by drawing down on our line of credit. As stated in Note 16, Subsequent Events, the Company received $3.4 million from the Small Business Association (SBA) loan program on April 21, 2020. We have also filed for a $1.6 million tax refund as a result of historical net operating losses, which is expected to be received in the next 90 days. The SBA loan program and tax refund are both results of the CARES Act enacted by Congress in March. This cash infusion will allow for increased flexibility in these uncertain times. In addition to the immediate cash infusions, the Company has an effective Form S-3 shelf registration statement that would allow for the issuance of additional shares for future capital flexibility.

We expect demand for our product to continue to be at or above our numbers from the same periods in 2019 and as a SaaS product we can continue to provide our product to our customers while still practicing social distancing which is more difficult in other industries. We continue to bring in new leads, host demos, and drive sales at promising levels despite the downturns in the overall economy. We believe our tools offer our customers a chance to thrive in these uncertain times where others are diminishing. For customers that use the various features our platform provides, we are deeply embedded in their sales and marketing processes. Additionally, our Perfect Audience business has continued to run according to plan, and we remain very optimistic about the long-term cross-selling opportunities and expanded market available to us through retargeting.

The impact of COVID-19 on SharpSpring had little impact on the financial results during the first quarter of 2020 as the majority of the operational adjustments were made late in the period. We expect the subsequent quarter to see further impact from COVID-19 and the various operational adjustments we made. The full extent of the impact to the Company due to the impact of the COVID-19 pandemic for our second quarter and beyond cannot be currently determined. The extent to which the COVID-19 pandemic will impact the Company will depend on future developments, which are highly uncertain and cannot be reasonably predicted, including the duration of the outbreak, the increase or reduction in governmental restrictions to businesses and individuals, the potential for a resurgence of the virus and other factors. The longer the COVID-19 pandemic continues, the greater the potential negative financial effect on the Company. We continue to evaluate the impact of global economic and health conditions to ensure our responses to these uncertain times are both timely and appropriate.

Three Months Ended March 31, 2020, Compared to the Three Months Ended March 31, 2019:

				Percent
	Three Months Ended		Change	Change
	March 31,		from	from
	2020	2019	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$7,052,729	$5,326,285	$1,726,444	32%
Cost of Sales	2,367,642	1,548,381	819,261	53%
Gross Profit	$4,685,087	$3,777,904	$907,183	24%

Revenues increased for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to continued growth of our marketing automation customer base, a price increase put in place during the first quarter of 2020, and addition of the Perfect Audience platform. SharpSpring continues to grow its customer base driving more recurring revenue. Revenues for our flagship marketing automation platform increased to $6.36 million in the three months ended March 31, 2020, up from $5.26 million in the three months ended March 31, 2019. The Perfect Audience platform acquired in November of 2019 generated an additional $0.62 million of new revenue for the three months ended March 31, 2020.

Cost of services increased for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to increased employee related costs associated with providing and supporting our technology platform to more customers and increased hosting cost with the growth of the Company of approximately $0.29 million. In addition, costs increased $0.20 million during the three months ended March 31, 2020 for hosting costs to support new revenues from both the SharpSpring Marketing Automation product as well as the newly acquired Perfect Audience. Total cost of sales related to the SharpSpring product went up approximately $0.32 million in the first quarter of 2020 compared to the first quarter of 2019. Total costs of sales added by the new Perfect Audience product was approximately $0.50 million. Gross margin percentage decreased from 71% in the first quarter of 2019 to 66% in the first quarter of 2020. This drop in gross margin percentage is attributable to the addition of the Perfect Audience platform which has a lower gross margin.

				Percent
	Three Months Ended		Change	Change
	March 31,		from	from
	2020	2019	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$3,034,121	$3,008,203	$25,918	1%
Research and development	1,578,139	1,258,728	319,411	25%
General and administrative	2,413,842	2,227,675	186,167	8%
Intangible asset amortization	152,801	95,250	57,551	60%
	$7,178,903	$6,589,856	$589,047	9%

Sales and marketing expenses increased for the three months ended March 31, 2020, as compared to the same period in 2019. The increase was primarily due to an increase in employee-related costs of approximately $0.21 million. Employee related costs in 2019 include the severance for Chief Revenue Officer from February 2019. The increase in employee-related costs was partially offset by reduced marketing program and marketing outsourcing spend of approximately $0.24 million. The Company incurred approximately $0.07 million related to the recruitment of our Head of Sales and Chief Marketing Officer during the first quarter of 2020.

Research and development expenses increased for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Employee-related costs increased by approximately $0.24 million in the three months ended March 31, 2020, compared to the same period in 2019 mainly due to additional hiring of staff since last year. Outsourced development costs increased by $0.17 million for three months ended March 31, 2020 compared to the same period in 2019. Other non-employee related costs increased by approximately $0.07 million in the three months ended March 31, 2020, compared to the same period in 2019. These amounts were partially offset by increased capitalized software development of approximately $0.16 million for the three months ended March 31, 2020, compared to the same period in the prior year.

General and administrative expenses increased for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to higher employee related costs associated with business growth of approximately $0.20 million. Additionally, depreciation expense increased by approximately $0.07 million related to increased property and equipment expenditures throughout 2019 and 2020. Professional fees related to legal and accounting increased by $0.13 million during the three months ended March 31, 2020. Cost associated with other non-employee related costs grew approximately $0.09 million during the three months ended March 31, 2020 to continue to support the growth of the Company. These increases in costs are offset in part by reduced corporate governance expense of approximately $0.32 million. This reduction is mostly attributable to a one time franchise tax payment of approximately $0.32 million in the first quarter of 2019.

Amortization of intangible assets increased for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due primarily to the intangible assets acquired as part of the Perfect Audience acquisition on November 21, 2019 (Note 3).

				Percent
	Three Months Ended		Change	Change
	March 31,		from	from
	2020	2019	Prior Year	Prior Year
Other
Other expense, net	$(56,778)	$(104,126)	$47,348	-45%
Gain on embedded derivative	-	24,574	(24,574)	-100%
Provision (benefit) for income taxes	(1,562,517)	2,339	(1,564,856)	-66903%

Other expense is generally related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency, as well as interest expense related to our line of credit in 2020 and convertible notes in 2019. Interest expense relating to our line of credit (Note 5) for the three months ended March 31, 2020, and 2019, was $2,602 and zero, respectively. Non-cash interest expense relating to convertible notes for the three months ended March 31, 2020, and 2019, was approximately zero and $0.10 million respectively.

We recorded a gain on the embedded derivative of zero and $.02 million during the three months ended March 31, 2020 and 2019 respectively.

During the three months ended March 31, 2020, our income tax benefit was related to carryback of net operating loss for our consolidated U.S. entities for the years prior to 2019 as result of changes to the tax law from the CARES Act. For years 2019 and 2020, we have recorded a full valuation allowance against the majority of our U.S. net operating loss deferred tax assets, so there is no tax benefit recorded on the Consolidated Statement of Comprehensive Loss for those losses. For the three months ended March 31, 2019, our income tax provision related to income derived in foreign jurisdictions at the applicable statutory tax rates.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of operating cash inflows are payments from customers for use of our marketing automation technology and Perfect Audience platforms. Such payments are primarily received monthly from customers but can sometimes be received annually in advance of providing the services, yielding a deferred revenue liability on our consolidated balance sheet. In addition to operating cash flows, the Company drew down on its line of credit in the amount of $1.9 million in March 2020. In March of 2019, the Company issued 885,500 shares of common stock and received $10.7 million in cash net of stock issuance costs. The company also has an effective Form S-3 shelf registration statement that would allow for the issuance of additional shares for future flexibility.

Our primary sources of cash outflows from operations include payroll and payments to vendors and third-party service providers.

Analysis of Cash Flows

Net cash used in operating activities decreased by $0.85 million to $1.64 million used in operations for the three months ended March 31, 2020, compared to approximately $2.49 million used in operations for the three months ended March 31, 2019. The decrease in cash used in operating activities was attributable primarily to timing of payments related to our Accounts payable.

Net cash used in investing activities was approximately $0.41 million during the three months ended March 31, 2020, compared to approximately $0.35 million used during the three months ended March 31, 2019. The increase in cash used for investing activities during the three months ended March 31, 2020, is primarily related to the increased investment in property and equipment as SharpSpring increased its investment in capitalized software development.

Net cash provided by financing activities was $1.88 million during the three months ended March 31, 2020, compared to $11.28 million net cash received from financing activities during the three months ended March 31, 2019. The majority of the net cash provided by financing activities for the three months ended March 31, 2020, is related to the Company’s $1.9 million proceeds received from our line of credit (Note 5). The company received $10.7 million related to the net proceeds from the stock offering completed in March 2019. The Company also received approximately $0.60 million from the exercise of employee stock options during the three months ended March 31, 2019.

We had net working capital of approximately $9.65 million and $10.38 million as of March 31, 2020, and December 31, 2019, respectively. Our cash balance was $11.63 million at March 31, 2020, reflecting the $1.9 million received from the draw on our line of credit in March 2020. Our cash balance was $11.88 million on December 31, 2019, reflecting net $10.7 million received from the stock offering in March 2019.

Contractual Obligations

As of March 31, 2020, there were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 16, 2020, as amended on April, 30 2020, other than those appearing in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

As of the end of the period presented in this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to material weaknesses in our internal control over financial reporting described below in Management’s Annual Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective as of December 31, 2019. There were no changes to our disclosure controls or procedures during the quarter ended March 31, 2020 that materially affected or are reasonably likely to materially affect our financial reporting.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.

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

The Company’s independent registered public accounting firm, Cherry Bekaert LLP has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, which appears in Part II, Item 8 of our most recent Form 10-K for the period ended December 31, 2019.

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

Changes in Company Internal Controls

Except as set forth above, The Company continues to evaluate and plan the remediation of the material weaknesses identified. During the period ending March 31, 2020 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

 The following risk factor supplements the Risk Factors described in the Company’s annual report on Form 10-K for the year ended December 31, 2019, as amended on April 30, 2020, and should be read in conjunction therewith.

The extent to which the COVID-19 pandemic will adversely impact our business, financial condition and results of operations is highly uncertain and cannot be predicted.

The COVID-19 pandemic has created significant worldwide uncertainty, volatility and economic disruption. The extent to which COVID-19 will adversely impact our business, financial condition and results of operations is dependent upon numerous factors, many of which are highly uncertain, rapidly changing and uncontrollable. These factors include, but are not limited to: (i) the duration and scope of the pandemic; (ii) governmental, business and individual actions that have been and continue to be taken in response to the pandemic, including travel restrictions, quarantines, social distancing, work-from-home and shelter-in-place orders and shut-downs; (iii) the impact on U.S. and global economies and the timing and rate of economic recovery; (iv) potential adverse effects on the financial markets and access to capital; (v) potential goodwill or other impairment charges; (vi) increased cybersecurity risks as a result of pervasive remote working conditions; (vii) our ability to effectively carry out our operations due to any adverse impacts on the health and safety of our employees and their families; (viii) the ability of our agency partners to resell the SharpSpring platform to their clients. Furthermore, as a result of the COVID-19 pandemic, our employees have been required to, and continue to, work from home. The significant increase in remote working, particularly for an extended period of time, could exacerbate certain risks to our business, including an increased risk of cybersecurity events and improper dissemination of personal or confidential information. We do not believe these circumstances have, or will, materially adversely impact our internal controls or financial reporting systems.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Employee Agreement Amendment – Richard Carlson (incorporated by reference to the Company’s Form 8-K/A filed on April 16, 2020)
10.2	Employee Agreement Amendment – Richard Carlson (incorporated by reference to the Company’s Form 8-K filed 2/27/19).
10.3	Employee Agreement Amendment – Richard Carlson (incorporated by reference to the Company’s Form 8-K filed 2/12/18).
10.4	Employee Agreement Amendment – Richard Carlson (incorporated by reference to the Company’s Form 8-K filed 4/15/17).
10.5	Employee Agreement – Richard Carlson (incorporated by reference to the Company’s Form 8-K filed 9/14/15).
10.6	Employee Agreement Amendment – Travis Whitton (incorporated by reference to the Company’s Form 8-K/A filed on April 16, 2020)
10.7	Employee Agreement Amendment – Travis Whitton (incorporated by reference to the Company’s Form 8-K filed 2/27/19).
10.8	Employee Agreement Amendment – Travis Whitton (incorporated by reference to the Company’s Form 8-K filed 2/12/18).
10.9	Employee Agreement Amendment – Travis Whitton (incorporated by reference to the Company’s Form 8-K filed 8/1/17).
10.10	Employee Agreement Amendment – Travis Whitton (incorporated by reference to the Company’s Form 8-K filed 7/8/16).
10.11	Employee Agreement – Travis Whitton (incorporated by reference to the Company’s Form 8-K filed 7/8/16).
10.12	Loan Modification Agreement dated February 14, 2020, by and among SharpSpring, Inc., SharpSpring Technologies, Inc., SharpSpring Reach, Inc., and Western Alliance Bank*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	XBRL

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SharpSpring, Inc.

By:	/s/Richard A. Carlson
Richard A. Carlson
Chief Executive Officer and President (Principal Executive Officer) Date: May 15, 2020

SharpSpring, Inc.

By:	/s/ Michael Power
Michael Power Chief Financial Officer
(Principal Financial Officer) Date: May 15, 2020