Form 10-Q
period 2020-06-30
SharpSpring, Inc.
filed 2020-08-14
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,552,951 shares of common stock as of August 13, 2020.

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

Examples of forward-looking statements include, but are not limited to:

•	the anticipated timing of the development of future products;
•	projections of costs, revenue, earnings, capital structure and other financial items;
•	statements of our plans and objectives;
•	statements regarding the capabilities of our business operations;
•	statements of expected future economic performance;
•	statements regarding competition in our market; and
•	assumptions underlying statements regarding us or our business.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses;
•	the ability of our agency partners to resell the SharpSpring platform to their clients;
•	security breaches, cybersecurity attacks and other significant disruptions in our information technology systems;
•	changes in customer demand;
•

the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors’ services;

•	developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards;
•	the occurrence of hostilities, political instability or catastrophic events;
•	the novel coronavirus (“COVID-19”) and its potential impact on our business; and
•	natural events such as severe weather, fires, floods and earthquakes, or man-made or other disruptions of our operating systems, structures or equipment.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SharpSpring, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$15,286,895	$11,881,949
Accounts receivable, net of allowance for doubtful accounts of $56,833 and $12,455 at June 30, 2020 and December 31, 2019, respectively	448,016	340,344
Unbilled receivables	1,134,432	998,048
Income taxes receivable	42,179	15,010
Other current assets	1,203,445	1,363,366
Total current assets	18,114,967	14,598,717

Property and equipment, net	2,336,154	1,996,722
Goodwill	10,925,003	10,922,814
Intangibles, net	4,321,453	4,658,000
Deferred income taxes	5,520	-
Right-of-use assets	8,756,920	5,281,530
Other long-term assets	579,015	549,022
Total assets	$45,039,032	$38,006,805

Liabilities and Shareholders’ Equity
Accounts payable	$1,931,572	$2,052,538
Accrued expenses and other current liabilities	631,042	919,089
Line of credit	1,900,000	-
Deferred revenue	659,650	860,820
Income taxes payable	73,483	13,944
Lease liability, current portion	685,876	370,340
Notes payable, current portion	1,493,024	-
Total current liabilities	7,374,647	4,216,731

Lease liability, net of current portion	8,172,482	4,976,727
Notes payable, net of current portion	1,906,475	-
Total liabilities	17,453,604	9,193,458
Commitments and contingencies (Note 15)	-	-

Shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value, Authorized shares-50,000,000; issued shares- 11,554,720 at June 30, 2020 and 11,537,163 at December 31, 2019; outstanding shares- 11,534,720 at June 30, 2020 and 11,517,163 at December 31, 2019	11,555	11,537
Additional paid in capital	59,587,378	58,851,285
Accumulated other comprehensive loss	(230,362)	(224,793)
Accumulated deficit	(31,699,143)	(29,740,682)
Treasury stock	(84,000)	(84,000)
Total shareholders’ equity	27,585,428	28,813,347

Total liabilities and shareholders’ equity	$45,039,032	$38,006,805

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue	$7,270,905	$5,517,433	$14,323,634	$10,843,718

Cost of services	1,873,029	1,625,818	4,240,671	3,174,200
Gross profit	5,397,876	3,891,615	10,082,963	7,669,518

Operating expenses:
Sales and marketing	2,395,100	2,865,610	5,429,222	5,873,813
Research and development	1,484,890	1,217,981	3,063,029	2,476,709
General and administrative	2,244,560	1,935,291	4,658,401	4,162,966
Intangible asset amortization	183,746	95,250	336,547	190,500

Total operating expenses	6,308,296	6,114,132	13,487,199	12,703,988

Operating loss	(910,420)	(2,222,517)	(3,404,236)	(5,034,470)
Other expense, net	(2,777)	(41,966)	(59,556)	(146,093)
Loss on induced conversion	-	(2,162,696)	-	(2,162,696)
Gain on embedded derivative	-	189,776	-	214,350

Loss before income taxes	(913,197)	(4,237,403)	(3,463,792)	(7,128,909)

Provision (benefit) for income taxes	57,187	787	(1,505,331)	3,126
Net loss	$(970,384)	$(4,238,190)	$(1,958,461)	$(7,132,035)

Basic net loss per share	$(0.08)	$(0.41)	$(0.17)	$(0.75)
Diluted net loss per share	$(0.08)	$(0.41)	$(0.17)	$(0.75)

Shares used in computing basic net loss per share	11,529,324	10,296,041	11,525,258	9,568,161
Shares used in computing diluted net loss per share	11,529,324	10,296,041	11,525,258	9,568,161

Other comprehensive income (loss):
Foreign currency translation adjustment, net	3,258	2,806	(5,569)	1,433
Comprehensive loss	$(967,126)	$(4,235,384)	$(1,964,030)	$(7,130,602)

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Treasury Stock		Accumulated
	Shares	Amount	Capital	Loss	Shares	Amount	Deficit	Total
Balance, March 31, 2019	9,646,787	$9,647	$42,025,657	$(232,425)	20,000	$(84,000)	$(20,246,550)	$21,472,329
Stock based compensation - stock options	-	-	224,654	-	-	-	-	224,654
Issuance of common stock for cash	60,648	61	302,692	-	-	-	-	302,753
Issuance of common stock for director services	1,952	2	37,418	-	-	-	-	37,420
Issuance of common stock for other non-employee services	14,772	15	(15)	-	-	-	-	-
Issuance of common stock for warrant conversions	1,241,635	1,242	10,621,474	-	-	-	-	10,622,716
Foreign currency translation adjustment, net	-	-	-	2,806	-	-	-	2,806
Net loss	-	-	-	-	-	-	(4,238,191)	(4,238,191)
Balance, June 30, 2019	10,965,794	$10,966	$53,211,881	$(229,619)	20,000	$(84,000)	$(24,484,741)	$28,424,486

Balance, March 31, 2020	11,545,957	11,546	59,206,549	(233,620)	20,000	(84,000)	(30,728,759)	28,171,715
Stock based compensation - stock options	-	-	323,722	-	-	-	-	323,722
Issuance of common stock for cash	3,155	3	12,285	-	-	-	-	12,289
Issuance of common stock for services	4,824	5	46,692	-	-	-	-	46,696
Issuance of common stock under stock plans, net of shares withheld for employee taxes	784	1	(1,870)	-	-	-	-	(1,869)
Foreign currency translation adjustment	-	-	-	3,258	-	-	-	3,258
Net Loss	-	-	-	-	-	-	(970,384)	(970,384)
Balance, June 30, 2020	11,554,720	$11,555	$59,587,378	$(230,362)	20,000	$(84,000)	$(31,699,143)	$27,585,428

Balance, December 31, 2018	8,639,139	$8,639	$30,446,838	$(231,053)	20,000	$(84,000)	$(17,352,706)	$12,787,718
Stock based compensation - stock options	-	-	493,699	-	-	-	-	493,699
Issuance of common stock for cash	1,065,892	1,066	11,577,996	-	-	-	-	11,579,062
Issuance of common stock for director services	4,356	4	71,889	-	-	-	-	71,893
Issuance of common stock for warrant conversions	14,772	15	(15)	-	-	-	-	-
Issance of commons stock for settlement of notes	1,241,635	1,242	10,621,474	-	-	-	-	10,622,716
Foreign currency translation adjustment	-	-	-	1,433	-	-	-	1,433
Net Loss	-	-	-	-	-	-	(7,132,035)	(7,132,035)
Balance, June 30, 2019	10,965,794	$10,966	$53,211,881	$(229,619)	20,000	$(84,000)	$(24,484,741)	$28,424,486

Balance, December 31, 2019	11,537,163	11,537	58,851,285	(224,793)	20,000	(84,000)	(29,740,682)	28,813,347
Stock based compensation - stock options	-	-	663,078	-	-	-	-	663,078
Issuance of common stock for cash	4,660	5	23,457	-	-	-	-	23,462
Issuance of common stock for services	7,504	8	77,965	-	-	-	-	77,972
Issuance of common stock under stock plans, net of shares withheld for employee taxes	5,393	5	(28,407)	-	-	-	-	(28,402)
Foreign currency translation adjustment	-	-	-	(5,569)	-	-	-	(5,569)
Net Loss	-	-	-	-	-	-	(1,958,461)	(1,958,461)
Balance, June 30, 2020	11,554,720	$11,555	$59,587,378	$(230,362)	20,000	$(84,000)	$(31,699,143)	$27,585,428

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,958,461)	$(7,132,035)
Adjustments to reconcile loss from operations:
Depreciation and amortization	774,140	471,518
Amortization of costs to acquire contracts	404,767	431,757
Non-cash stock compensation	741,051	565,592
Deferred income taxes	(5,504)	-
Gain on disposal of property and equipment	-	(617)
Non-cash interest	-	139,372
Amortization of debt issuance costs and embedded derivative	-	2,903
Gain on embedded derivative	-	(214,350)
Loss on induced conversion	-	2,162,696
Unrealized foreign currency loss	109,928	17,126
Changes in assets and liabilities:
Accounts receivable	(106,260)	(25,294)
Unbilled receivables	(133,315)	(138,819)
Right-of-use assets	(3,475,390)	213,933
Other assets	(279,099)	(416,276)
Income taxes, net	33,639	(28,562)
Accounts payable	(120,934)	(78,830)
Lease liabilities	3,511,291	(185,575)
Other liabilities	(288,041)	(87,300)
Deferred revenue	(201,893)	65,612
Net cash used in operating activities	(994,081)	(4,237,149)

Cash flows from investing activities
Purchases of property and equipment	(352,900)	(239,530)
Proceeds from the sale of property and equipment	-	617
Capitalization of software development costs	(424,124)	(372,574)
Net cash used in investing activities	(777,024)	(611,487)

Cash flows used in financing activities:
Proceeds from line of credit	1,900,000	-
Proceeds from note payable	3,399,500	-
Proceeds from exercise of stock options, net	23,462	906,617
Proceeds from issuance of common stock, net	-	10,649,005
Payments for taxes related to net share settlement of equity awards	(28,402)	-
Net cash provided by financing activities	5,294,560	11,555,622

Effect of exchange rate on cash	(118,509)	(30,186)

Change in cash and cash equivalents	3,404,946	6,676,800

Cash and cash equivalents, beginning of period	11,881,949	9,320,866

Cash and cash equivalents, end of period	$15,286,895	$15,997,666

Supplemental information on consolidated statements of cash flows:
Cash received during the period for
Interest, net	$(19,255)	$-
Income taxes, net	(1,533,467)	-
Non-cash activities
Right-of-use asset obtained for lease liability	$3,758,014	$5,715,510
Convertible notes liability relieved upon conversion	$-	8,484,701
Embedded derivative liability relieved upon conversion	$-	189,776

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Organization

SharpSpring, Inc. (the “Company”) provides a cloud-based marketing automation solution and a display retargeting platform through our SharpSpring and Perfect Audience products. SharpSpring is designed to increase the rates at which businesses generate leads and convert leads to sales opportunities by improving the way businesses communicate with customers and prospects. Perfect Audience empowers marketers to create, manage, and optimize their ad campaigns across thousands of websites. Our products are marketed directly by us and through a small group of reseller partners to customers around the world.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, deposits, embedded derivatives (associated with our convertible notes) and accounts payable. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items. The fair value of the embedded derivatives associated with our convertible notes are calculated using Level 3 unobservable inputs, utilizing a probability-weighted expected value model to determine the liability. The fair value of the embedded derivatives at June 30, 2020, and December 31, 2019, was a liability balance of zero for each period. The change in fair value for the three months ended June 30, 2020, and 2019, was zero and a gain of $0.19 million, respectively. The change in fair value for the six months ended June 30, 2020, and 2019, was zero and a gain of $0.21 million, respectively.

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

Examples of critical estimates in valuing certain of the intangible assets and goodwill we have acquired include but are not limited to:

•	future expected cash flows from customer contracts and acquired developed technologies and patents;
•	the acquired company’s trade name, vendor relationships, and customer relationships, as well as assumptions about the period of time the acquired trade name will continue to be used in our offerings; and
•	discount rates.

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

Goodwill and Impairment

As of June 30, 2020, and December 31, 2019, we had recorded goodwill of $10.92 million. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the SharpSpring, GraphicMail, and Perfect Audience acquisitions. Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350, “Intangibles - Goodwill and Other” deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-10, and written down when impaired.

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

The Company applies the authoritative guidance in accounting for uncertainty in income taxes recognized in the consolidated financial statements. This guidance prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. There are no material uncertain tax positions taken by the Company on its tax returns. Tax years subsequent to 2017 remain open to examination by U.S. federal and state tax jurisdictions

In determining the provision for income taxes, the Company uses statutory tax rates and tax planning opportunities available to the Company in the jurisdictions in which it operates. This includes recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns to the extent pervasive evidence exists that they will be realized in future periods. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which are expected to be in effect in the years in which the temporary differences are expected to reverse. In accordance with the Company’s income tax policy, significant or unusual items are separately recognized in the period in which they occur. The Company is subject to routine examination by domestic and foreign tax authorities and frequently faces challenges regarding the amount of taxes due. These challenges include positions taken by the Company related to the timing, nature, and amount of deductions and the allocation of income among various tax jurisdictions. As of June 30, 2020, the Company’s Swiss subsidiary, InterInbox SA is under examination by the Switzerland Federal Tax Administration for withholding taxes for the years 2015 through 2018. The Company does not expect any material adjustments as a result of the audit.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred. Depreciation expense related to property and equipment was $ million and $ million for the three months ended June 30, 2020, and 2019, respectively. Depreciation expense related to property and equipment was $ million and $ million for the six months ended June 30, 2020, and 2019, respectively.

Property and equipment as of June 30, 2020 and December 31, 2019, is as follows:

	June 30,	December 31,
	2020	2019
Property and equipment, gross:
Leasehold improvements	$300,619	$290,977
Furniture and fixtures	913,370	678,774
Computer equipment and software	2,883,544	2,350,758
Total	4,097,533	3,320,509
Less: Accumulated depreciation	(1,761,379)	(1,323,787)
	$2,336,154	$1,996,722

Useful lives are as follows:

Leasehold improvements	3-5 years
Furniture and fixtures	3-5 years
Computing equipment	3 years
Software	3-5 years

Revenue Recognition

The Company generates revenue from contracts with multiple performance obligations, which typically include subscriptions to its cloud-based marketing automation software and professional services which include on-boarding and training services. The Company’s customers do not have the right to take possession of the software. Substantially all of SharpSpring’s revenue is from contracts with customers. The Company recognizes revenue from contracts with customers using a five-step model as prescribed under ASC 606, which is described below:

•	Identify the customer contract;

•	Identify performance obligations that are distinct;

•	Determine the transaction price;

•	Allocate the transaction price to the distinct performance obligations; and

•	Recognize revenue as the performance obligations are satisfied.

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

Deferred Revenue

Deferred revenue consists of payments received in advance of the Company providing the services. Deferred revenue is earned over the service period identified in each contract. Most our deferred revenue balances (contract liabilities) arise from payments from customers in advance of service on a periodic basis (such as monthly, quarterly, annually, or bi-annually). In situations where a customer pays in advance, the deferred revenue is recognized over the service period defined in the contract. Additionally, the Company has deferred revenue related to implementation fees for its SharpSpring Marketing Automation solution that are paid in advance. These implementation services are typically performed over a 60-day period, and the revenue is recognized over that period. As of March 31, 2020, and 2019, the Company had deferred revenue balances of $0.77 million and $0.29 million, respectively. Deferred revenue decreased by $0.11 million and increased by $0.03 million during the three months ended June 30, 2020, and 2019, respectively. Deferred revenue balances were $0.86 million and $0.25 million as of December 31, 2019, and 2018, respectively. Deferred revenue decreased by $0.2 million and increased by $0.07 million during the six months ended June 30, 2020, and 2019, respectively. The Company had deferred revenue contract liability balances of $0.66 million and $0.32 million as of June 30, 2020, and June 30, 2019, respectively.

Unbilled Receivables

In cases where our customers pay for services in arrears, we accrue for revenue in advance of billings as long as the criteria for revenue recognition are met, thus creating a contract asset (unbilled receivable). As of March 31, 2020, and 2019, the Company had unbilled receivables of $1.09 million and $0.83 million, respectively. Substantially all of these services were billed during the three months ended June 30, 2020 and 2019, respectively. Unbilled receivable balances increased by $0.04 million and increased by $0.05 million during the three months ended June 30, 2020, and 2019, respectively. The unbilled receivable balances as of December 31, 2019, and 2018 were $1.0 million and $0.74 million, respectively. Unbilled receivable balances increased by $0.13 million and increased by $0.14 million during the six months ended June 30, 2020, and 2019, respectively. As of June 30, 2020, and 2019, the Company had unbilled receivables of $1.13 million and $0.88 million, respectively. These unbilled balances were the result of services provided in period, but not yet billed to the customer.

Notes Payable - SBA Paycheck Protection Program Loan

We account for loans obtained under the Paycheck Protection Program in Section 1102 of the CARES Act (Note 7) as debt pursuant to FASB ASC 470 - Debt, which requires the loan to be recognized as a liability. The loan accrues interest in accordance with FASB ASC 835-30 - Interest – Imputation of Interest, which states that since the loan is prescribed by a government agency, it does not impute interest at the market rate even though it is higher than the stated rate.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. At June 30, 2020, and December 31, 2019, the Company had cash balances at financial institutions that exceed federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising and marketing expenses, excluding marketing team costs, were $0.49 million and $1.49 million for the three months ended June 30, 2020, and 2019, respectively. Advertising and marketing expenses, excluding marketing team costs, were $1.68 million and $3.03 million for the six months ended June 30, 2020, and 2019, respectively.

Capitalized Cost of Obtaining a Contract

The Company capitalizes certain sales commission costs which are incremental to obtaining a contract. The Company expenses costs that are related to obtaining a contract but are not incremental such as other sales and marketing costs and other costs that would be incurred regardless of if the contract was obtained. Capitalized costs are amortized using straight-line amortization over the estimated weighted average life of the customer, which for the 3 months ended June 30, 2020 and 2019 was approximately 3 years. At June 30, 2020, the net carrying value of the capitalized cost of obtaining a contract was $1.24 million, of which $0.69 million is included in other current assets and $0.55 million is included in other long-term assets. At December 31, 2019, the net carrying value of the capitalized cost of obtaining a contract was $1.20 million, of which $0.68 million is included in other current assets and $0.52 million is included in other long-term assets. The Company amortized expenses for the costs of obtaining contracts of $0.20 million and $0.23 million for the three months ended June 30, 2020, and 2019, respectively. The Company amortized expenses for the costs of obtaining contracts of $0.40 million and $0.43 million for the six months ended June 30, 2020, and 2019, respectively.

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

Comprehensive Loss

Comprehensive loss includes all changes in equity during a period from non-owner sources, such as net income or loss and foreign currency translation adjustments.

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

Note 4: Goodwill and Other Intangible Assets

Intangible assets are as follows:

	As of June 30, 2020
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$501,000	(120,000)	$381,000
Technology	3,109,000	(1,358,301)	1,750,699
Customer relationships	1,320,000	(832,502)	487,498
Vendor relationships	1,813,000	(110,744)	1,702,256
Unamortized intangible assets:	6,743,000	(2,421,547)	4,321,453
Goodwill			10,925,003
Total goodwill and intangible assets			$15,246,456

	As of December 31, 2019
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$501,000	(120,000)	$381,000
Technology	3,109,000	(1,192,000)	1,917,000
Customer relationships	1,320,000	(773,000)	547,000
Vendor relationships	1,813,000	-	1,813,000
Unamortized intangible assets:	6,743,000	(2,085,000)	4,658,000
Goodwill			10,922,814
Total goodwill and intangible assets			$15,580,814

Estimated amortization expense for the remainder of 2020 and subsequent years is as follows:

Remainder of 2020	$305,600
2021	559,200
2022	507,200
2023	459,200
2024	420,200
Thereafter	1,689,053
Indefinite Lived	381,000
Total	$4,321,453

Amortization expense for the three months ended June 30, 2020 and 2019 was $0.18 million and $0.10 million, respectively. Amortization expense for the six months ended June 30, 2020 and 2019 was $0.34 million and $0.19 million, respectively.

Note 5: Credit Facility

In March 2016, the Company entered into a $2.5 million revolving loan agreement (the “Credit Facility”) with Western Alliance Bank. The agreement originally matured on March 21, 2018 and was amended to mature on June 19, 2022. There are no mandatory amortization provisions and the Credit Facility is payable in full at maturity. As of June 30, 2020, the Credit Facility is collateralized by a lien on substantially all of the existing and future assets of the Company and secured by a pledge of 100% of the capital stock of SharpSpring Technologies, Inc. and a 65% pledge of the Company’s foreign subsidiaries’ stock. The Credit Facility subjects the Company to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions. The Credit Facility also restricts our ability to pay cash dividends on our common stock. As of June 30, 2020, the Credit Facility carried an interest rate of 5.0%. and there was $1.9 million Line of Credit outstanding under the Credit Facility. As December 31, 2019 there were no amounts outstanding. The interest expense relating to the Credit of Facility for three and six months ended June 30, 2020 and 2019 was $0.03 million and zero, respectively. No events of default have occurred.

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

In accordance with generally accepted accounting principles for convertible debt certain features were determined to be “embedded derivatives” and were bifurcated from the Notes and separately accounted for on a combined basis at fair value as a single derivative. The fair value of the derivatives was zero as June 30, 2020. The derivative was accounted for at fair value, with subsequent changes in the fair value to be reported as part of other income (expense), net in the Consolidated Statement of Comprehensive Loss.

We incurred certain third-party costs in connection with our issuance of the Notes, principally related to financial advisory and legal fees, which were being amortized to interest expense ratably over the five-year term of the Notes. The following table sets forth total interest expense related to the Notes for the three and six months ended June 30, 2020, and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Contractual interest paid-in-kind expense (non-cash)	$-	$43,373	$-	$139,372
Amortization of debt issuance costs (non-cash)	-	4,698	-	15,108
Amortization of embedded derivative (non-cash)	-	(3,795)	-	(12,205)
Total interest expense	$-	$44,276	$-	$142,275
Effective interest rate	0.0%	4.9%	0.0%	4.9%

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

Under the Conversion Agreement, the Notes were deemed to have been converted into the Conversion Shares, and any interest in any amount ceased to accrue or be payable with respect to the Notes, and SHSP Holdings ceases to be a holder of any Notes, and the Notes cease to be outstanding, for purposes of the Investors’ Rights Agreement dated as of March 28, 2018. Effective as of the issuance and delivery of the Conversion Shares to SHSP Holdings, the Notes were canceled and terminated in their entirety and of no further force and effect, and any and all indebtedness and other obligations of the Company under the Notes was fully performed and discharged, and any and all claims or rights of SHSP Holdings or its affiliates thereunder were fully and finally extinguished and released. Additionally, under the terms of the Conversion Agreement, the Company agreed to pay in shares 49% of the remaining future interest totaling 115,037 shares. As a result of accelerating the 49% of future interest along with the extinguishment of the convertible notes, the Company incurred a loss on induced conversion of debt of $2.2 million. The loss was measured as the excess fair value of the shares issued under the modified conversion, compared to the fair value of the shares that would have been issued under an unmodified conversion as of the measurement date. Level 1 inputs were used to determine the fair value of the shares paid to the Investor. The loss on conversion was partially offset by a gain of approximately $0.19 million from the write-off of the embedded derivative liability.

The Convertible Notes had a net carrying value of zero for June 30, 2020 and December 31, 2019, respectively.

Note 7: SBA Paycheck Protection Program Loan

In April, 2020 SharpSpring entered into two loan agreements with United States Small Business Administration under the Paycheck Protection Program for a total loan amount of $3.4 million, (“SBA Loan”). The SBA Loan has a maturity date of 2 years from the initial disbursement and carries an interest rate of 1% per year. Principal and interest payments begin 7 months from the initial date of disbursement. The SBA Loan is eligible for forgiveness as part of the CARES Act approved by US Congress on March 19, 2020 if certain requirements are met. The Company continues to evaluate and monitor the requirements of the CARES Act that allow for forgiveness. The accrued interest expense relating these loans for three and six months ended June 30, 2020 and 2019 was approximately $7,000 and zero, respectively. As of June 30, 2020, the SBA loan had an outstanding principle balance of $3.4 million included in notes payable.

Debt Obligation
2020	$360,703
2021	2,270,259
2022	768,537
Total Commitments	$3,399,499

Note 8: Leases

The Company currently rents its primary office facility under a ten-year lease which started in November 2018 (the “2018 Lease”). The term of the lease may be extended for an additional 5 years in incremental one-year periods, subject to certain conditions described in the 2018 Lease. In June 2019, the Company entered into an addendum agreement to the 2018 Lease (the “2019 Addendum”) to lease an additional square feet of office space located on the same premises as the 2018 Lease. In May 2020, the Company took possession of the full space included in the 2019 addendum, accounting for approximately an additional 18,000 square feet. The rent expense and future payments associated with the additional square feet are included in the future minimum lease payments table below. The additional space resulted in an increased lease liability and right-of-use asset of approximately $3.8 million. The term of the addendum extends through the same period as the 2018 Lease. We do not assume renewals in our determination of lease term unless the renewals are deemed to be reasonably assured at lease commencement. The Company continues to evaluate the likelihood of renewal of the 2018 Lease and 2019 Addendum. At the commencement of the 2018 Lease nor subsequently thereafter, renewal has not been reasonably assured.

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

The weighted average remaining lease term as of June 30, is 8.3 years. The weighted average discount rate for our operating leases as of June 30, 2020 is 6.5%. The discount rate of each lease is determined by the company’s incremental borrowing rate at the time of a lease contract. The lease cost associated with short-term leases for the three months and six month ended June 30, 2020, and 2019, were zero for both periods.

Operating Leases
Remainder of 2020	644,946
2021	1,321,598
2022	1,329,525
2023	1,369,159
2024	1,377,086
Thereafter	5,525,881
Total undiscounted cash flows	$11,568,195
Less imputed interest remaining	(2,709,837)
Present value of lease liability	$8,858,358

Note 9: Net Loss Per Share

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(970,384)	$(4,238,190)	$(1,958,461)	$(7,132,035)

Basic weighted average common shares outstanding	11,529,324	10,296,041	11,525,258	9,568,161
Add incremental shares for:
Warrants	-	-	-	-
Stock options	-	-	-	-
Restricted stock units (RSUs)	-	-	-	-
Convertible notes	-	-	-	-
Diluted weighted average common shares outstanding	11,529,324	10,296,041	11,525,258	9,568,161

Net loss per share:
Basic	$(0.08)	$(0.41)	$(0.17)	$(0.75)
Diluted	$(0.08)	$(0.41)	$(0.17)	$(0.75)

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

	Three and Six Months Ended
	June 30,
	2020	2019
Warrants	-	-
Convertible notes	-	-
Stock options	1,690,728	1,337,486
Restricted stock units (RSUs)	78,706	-
Total	1,769,434	1,337,486

Note 10: Income Taxes

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

During the three months ended June 30, 2020, and 2019, the Company recorded income tax expense of $57,187 and income tax expense of $787, respectively, from operations. During the six months ended June 30, 2020, and 2019, the Company recorded income tax benefit of $1,505,331 and income tax expense of $3,126, respectively, from operations. The blended effective tax rate for the six months ending June 30, 2020, and 2019, was 43.5% and -0.1%, respectively. The effective blended tax rate varies from our statutory U.S. tax rate due to valuation allowances on losses, utilization of net operating loss carryforward in the quarter ended March 31, 2020, and income generated in certain other jurisdictions at various tax rates.

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

At June 30, 2020 and December 31, 2019, we have established a valuation allowance of $6.5 million and $7.0 million, respectively, against certain deferred tax assets given the uncertainty of recoverability of these amounts.

Note 11: Defined Contribution Retirement Plan

We offer our U.S. employees the ability to participate in a 401(k) plan. Eligible U.S. employees could contribute up to 100% of their eligible compensation, subject to limitations established by the Internal Revenue Code. Through April 30, 2020, the Company contributed a matching contribution equal to 100% of each such participant’s contribution up to the first 3% of their annual eligible compensation. We charged $0.03 million and $0.08 million to expense in the three months ended June 30, 2020, and 2019, respectively, associated with our matching contribution in those periods. We charged $0.12 million and $0.15 million to expense in the six months ended June 30, 2020, and 2019, respectively, associated with our matching contribution in those periods.

Note 12: Stock-Based Compensation

From time to time, the Company grants stock option and restricted stock units awards to officers and employees and grants stock awards to directors as compensation for their service to the Company.

In November 2010, the Company adopted the 2010 Stock Incentive Plan (the “2010 Plan”) which was restated in its entirety in August 2018. As amended, up to 2,600,000 shares of common stock are available for issuance under the Plan. The Plan provides for the issuance of stock options and other stock-based awards. The 2010 Plan expired on June 14, 2020 (except as to options outstanding as of this date).

In April 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”). Upon adoption of the 2019 Plan no additional awards were granted under the 2010 Plan. No more than 697,039 shares of common stock, plus the number of shares of common stock underlying any award granted under the 2010 Plan that expires, terminates, is canceled, or is forfeited shall be available for grant under the 2019 Plan. The Plan provides for the issuance of stock options and other stock-based awards. During the terms of the Awards, the Company shall keep available at all times the number of shares of Common Stock required to satisfy such Awards.

Stock Options

Stock option awards under the 2010 Plan and 2019 Plan (the “Plans”) have a 10 -year maximum contractual term and, subject to the provisions regarding Ten Percent Shareholders, must be issued at an exercise price of not less than 100% of the fair market value of the common stock at the date of grant. The Plans are administered by the Board of Directors, which has the authority to determine to whom options may be granted, the period of exercise, and what other restrictions, if any, should apply. Vesting for awards granted to date under the Plans is principally over four years from the date of the grant, with 25% of the award vesting after one year and monthly vesting thereafter.

Option awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

Six Months Ended
June 30,
	2020	2019

Volatility	52%-56%	49% - 50%
Risk Free Interest Rate	0.37% - 1.66%	2.27% - 2.59%
Expected term	6.25 years	6.25 years

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2020, and 2019, was $5.12 and $7.26, respectively.

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

Stock option awards are expensed on a straight-line basis over the requisite service period. During the three months ended June 30, 2020, and 2019, the Company recognized an expense of $0.26 million and $0.22 million, respectively, associated with stock option awards. During the six months ended June 30, 2020, and 2019, the Company recognized an expense of $0.47 million and $0.49 million, respectively, associated with stock option awards. At June 30, 2020, future stock compensation expense associated with stock options (net of estimated forfeitures) not yet recognized was $2.88 million and will be recognized over a weighted average remaining vesting period of 2.74 years. The following summarizes stock option activity for the three months ended June 30, 2020:

		Weighted	Weighted	Aggregate
	Number of	Average	Average Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2019	1,470,406	$7.30	7.5	$6,604,461

Granted	449,605	9.93
Exercised	(3,785)	4.17
Expired	(25,000)	12.40
Forfeited	(200,498)	11.75
Outstanding at June 30, 2020	1,690,728	$7.40	7.5	$3,816,073

Exercisable at June 30, 2020	895,974	$5.65	6.2	$3,102,335

The total intrinsic value of stock options exercised during the three months ended June 30, 2020, and 2019, were $0.02 million and $0.7 million, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2020, and 2019, were $0.02 million and $1.89 million, respectively.

Restricted Stock Units

During the three months ended June 30, 2020, and 2019, the Company granted zero Restricted Stock Units (RSUs) under the 2019 Plan. During the six months ended June 30, 2020, and 2019, the Company granted 35,875 and zero RSUs, respectively. RSUs having a value equal to the fair market value of an identical number of shares of Common Stock, which may, but need not, provide that such restricted award may not be sold, assigned, transferred or otherwise disposed of, pledged or hypothecated as collateral for a loan or as security for the performance of any obligation or for any other purpose for a period determined by the Board of Directors. The 2019 Plan is administered by the Board of Directors, which has the authority to determine to whom RSUs may be granted, the period of exercise, and what other restrictions, if any, should apply. Vesting for awards granted to date under the 2019 Plan is generally over four years from the date of the grant, with 25% of the award vesting after one year and monthly vesting thereafter.

RSUs are expensed on a straight-line basis over the requisite vesting period. During the three months ended June 30, 2020, and 2019, the Company recognized expense of approximately $0.07 million and zero, respectively, associated with RSUs. During the six months ended June 30, 2020, and 2019, the Company recognized expense of approximately $0.19 million and zero, respectively, associated with RSUs. At June 30, 2020, future stock compensation expense associated with RSUs (net of estimated forfeitures) not yet recognized was approximately $0.68 million and will be recognized over a weighted average remaining vesting period of 2.99 years. The following summarizes RSU activity for the period ended June 30, 2020:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Units	Per Share
Unvested at December 31, 2019	50,494	$11.82

Granted	35,875	12.39
Vested	(7,663)	12.39
Cancelled	-	-
Unvested at June 30, 2020	78,706	$12.02

Stock Awards

During the three months ended June 30, 2020, and 2019, the Company issued 21,159 and 1,952 shares, respectively. The total shares were composed of 4,824 and 1,952 shares issued to non-employee directors as compensation for their service on the board, 16,335 and zero shares issued to employees for service during the three months ended June 30, 2020, and 2019, respectively. During the six months ended June 30, 2020, and 2019, the Company issued 23,839 and 4,356 shares, respectively The total shares were composed of 7,504 and 4,356 shares issued to non-employee directors as compensation for their service on the board, 16,335 and zero shares issued to employees for service during the six months ended June 30, 2020, and 2019, respectively. Non-employee Stock awards shares are immediately vested. Employee Stock award shares are vested principally over two years from the date of the grant, with 50% of the award vesting after one year and monthly vesting thereafter.

Stock awards are valued based on the closing price of our common stock on the date of grant, and compensation cost is recorded immediately if there is no vesting period or on a straight-line basis over the vesting period. The total fair value of stock awards granted, vested and expensed during the three months ended June 30, 2020, and 2019, was $0.05 million and $0.04 million, respectively. The total fair value of stock awards granted, vested and expensed during the six months ended June 30, 2020, and 2019, was $0.08 million and $0.07 million, respectively. At June 30, 2020, future stock compensation expense associated with stock awards (net of estimated forfeitures) not yet recognized was approximately $0.12 million and will be recognized over a weighted average remaining vesting period of 1.75 years. The following summarizes Stock Award activity for the period ended June 30, 2020:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Units	Per Share
Unvested at December 31, 2019	-	$-

Granted	23,839	9.83
Vested	(7,504)	10.39
Cancelled	-	-
Unvested at June 30, 2020	16,335	$9.57

Note 13: Warrants

On January 30, 2014, in connection with an $11.5 million financing transaction, the Company issued 80,000 warrants to purchase common stock at an exercise price of $7.81 per share with a term of 5 years. The fair value of the warrants was determined using the Black-Scholes option valuation model. These warrants became exercisable on January 30, 2015. The remaining 30,000 of the outstanding warrants were exercised in May and August 2019. No other warrants have been issued since January 30, 2014. As of June 30, 2020, and December 31, 2019 there were zero outstanding warrants.

Note 14: Related Party Transactions

Intercompany transactions have been eliminated in our consolidated financial statements. The convertible notes issued in March 2018 were held directly by SHSP Holdings, LLC (“SHSP Holdings”). Daniel C. Allen, a now former director of SharpSpring Inc., is the founder and manager of Corona Park Investment Partners, LLC (“CPIP”). CPIP is a member of Evercel Holdings, LLC and is a member and sole manager of SHSP Holdings. Evercel, Inc. is a member and the manager of Evercel Holdings, LLC and is a member of SHSP Holdings. In May 2019, the Company and SHSP Holdings entered into and made effective a Note Conversion Agreement as outlined in Note 6 above. There were no other material related party transactions for the periods presented.

Note 15: Commitments and Contingencies

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

Commitments

The Company is not party to any non-cancellable contracts that create a material future commitment other than its leases as described in Note 8.

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

Note 16: Disaggregation of Revenue

The Company operates as one reporting segment. Operating segments are defined as components of an enterprise for which separate financial information in regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s chief executive officer, in deciding how to allocate resources and assess performance. The Company does not present geographical information about revenues because it is impractical to do so. Disaggregated revenue for the three and six months ended June 30, 2020, and 2019, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue by Product:
Marketing Automation Revenue	$6,566,976	5,450,837	$12,926,333	$10,712,920
Retargeting Revenue	667,910	-	1,286,717	-
Mail + Product Revenue	36,019	66,596	110,584	130,798
Total Revenue	$7,270,905	$5,517,433	$14,323,634	$10,843,718

Revenue by Type:
Recurring Revenue	$6,319,119	$5,124,370	$12,449,561	$9,992,519
Retargeting Revenue	667,911	-	1,286,717	-
Upfront Fees	283,875	393,063	587,356	851,199
Total Revenue	$7,270,905	$5,517,433	$14,323,634	$10,843,718

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

Unless the context otherwise requires, in this section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations references to “SharpSpring Marketing Automation” relate to the SharpSpring Marketing Automation product and references to “Perfect Audience” relate to the Perfect Audience product, while all references to “Company,” “we,” “our” or “us” and other similar terms means SharpSpring, Inc., a Delaware corporation, and all subsidiaries.

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

We implemented a 10% reduction to salaries across most of the Company. The employee salary reduction is temporary but expected to continue at a minimum through the next quarter. In addition to salary reduction, the Company has suspended Company bonuses and has cut various other non-employee related costs across the board to ensure future flexibility. This includes approximately 40% reduction in marketing advertising outsourcing and putting a greater reliance on internal lead generation. The Company delayed any non-essential capital expenditures, which will allow us to continue to maintain flexibility during the COVID pandemic.

The Company has also increased its cash position by $1.9 million by drawing down on our line of credit as described in Note 5, Credit Facility. As stated in Note 7, SBA Paycheck Protection Loan, the Company received $3.4 million from the Small Business Association (SBA) loan program in April 2020. We have also received a $1.6 million tax refund in June 2020 as a result of historical net operating losses described in Note 10, Income Taxes. The SBA loan program and tax refund are both results of the CARES Act enacted by Congress in March. This cash infusion continues to allow for increased flexibility in these uncertain times.

We expect demand for our product to continue to be at or above our numbers from the same periods in 2019 and as a SaaS product we can continue to provide our product to our customers while still practicing social distancing which is more difficult in other industries. During the second quarter 2020 we signed 276 new customers compared to 290 in the same period in 2019. We continue to bring in new leads, host demos, and drive sales at promising levels despite the downturns in the overall economy. We believe our tools offer our customers a chance to thrive in these uncertain times where others are diminishing. For customers that use the various features our platform provides, we are deeply embedded in their sales and marketing processes. Additionally, our Perfect Audience business has continued to run as anticipated, and we remain optimistic about the long-term cross-selling opportunities and expanded market available to our Company through retargeting.

Despite COVID-19, the Company was able to continue to grow revenue in both the three and six months ending June 30, 2020 as compared to the same periods in 2019 and the periods immediately preceding. It is possible that we could be further impacted from COVID-19 in subsequent quarters in ways that we presently do not anticipate; however, at this time, our business continues to grow. Revenue has increased 3% for three months ended June 30, 2020 as compared to three months ended March 31, 2020 and 32% compared to the three months ended June 30, 2020. In addition, we have been able to maintain the size of our workforce while other companies are seeing layoffs in large numbers. The full extent of the impact to the Company due to the impact of the COVID-19 pandemic for our third quarter and beyond cannot be currently determined, but the Company has taken measures to best position ourselves to continue to be successful in these uncertain times. The extent to which the COVID-19 pandemic will impact the Company will depend on future developments, which are still uncertain and cannot be reasonably predicted, including the duration of the outbreak, the increase or reduction in governmental restrictions to businesses and individuals, the potential for a resurgence of the virus and other factors. The longer the COVID-19 pandemic continues, the greater the potential negative financial effect on the Company. We continue to evaluate the impact of global economic and health conditions to ensure our responses to these uncertain times are both timely and appropriate.

Results of Operations

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

				Percent
	Three Months Ended		Change	Change
	June 30,		from	from
	2020	2019	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$7,270,905	$5,517,433	$1,753,472	32%
Cost of Sales	1,873,029	1,625,818	247,211	15%
Gross Profit	$5,397,876	$3,891,615	$1,506,261	39%

Revenues increased for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily due to growth in our SharpSpring Marketing Automation customer base, a price increase put in place in 2020, and the addition of the Perfect Audience platform. Revenues for our SharpSpring Marketing Automation increased to $6.6 million in the three months ended June 30, 2020, from $5.5 million in the three months ended June 30, 2019. The Perfect Audience platform acquired in November of 2019 generated an additional $0.67 million of new revenue for the three months ended June 30, 2020. This growth in revenues was slightly offset by reduced revenue from our SharpSpring Mail+ product, which declined from approximately $0.07 million for the three months ended June 30, 2019 to approximately $0.04 million for the three months ended June 30, 2020.

Cost of services increased for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily due to increased employee related costs associated with providing and supporting our technology platform to more customers and increased hosting cost with the growth of the Company. As a percentage of revenues, cost of services was 26% and 29% of revenues for the three months ended June 30, 2020 and 2019, respectively. This represents a year-over-year improvement in gross margin due to increased revenue scale and operating leverage.

				Percent
	Three Months Ended		Change	Change
	June 30,		from	from
	2020	2019	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$2,395,100	$2,865,610	$(470,510)	-16%
Research and development	1,484,890	1,217,981	266,909	22%
General and administrative	2,244,560	1,935,291	309,269	16%
Intangible asset amortization	183,746	95,250	88,496	93%
	$6,308,296	$6,114,132	$194,164	3%

Sales and marketing expenses decreased for the three months ended June 30, 2020, as compared to the same period in 2019. The decrease was primarily due to a change in the strategy for marketing and how the Company acquires new leads, increase in employee-related costs, and marketing program spend for various lead generation activities. Program spend decreased by approximately $0.96 million compared to same period last year. Employee-related costs increased by approximately $0.42 million. The decrease in program spend and increase in employee related spend is a result of an effort to source more leads internally rather than acquiring them from third parties. Other non-employee and non-program costs increased by approximately $0.70 million compared to the same period in 2019.

Research and development expenses increased for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily due to additional hiring of development and quality assurance staff since the second quarter of 2019. Employee-related costs for this group increased by approximately $0.17 million in the three months ended June 30, 2020, compared to the same period in 2019. Non-employee-related costs, including outsourced development, for this group increased by approximately $0.87 million in the three months ended June 30, 2020, compared to the same period in 2019. These costs were partially offset by capitalized software development work of approximately $0.15 million for the three months ended June 30, 2020, compared to approximately $0.17 million in the same period in 2019.

General and administrative expenses increased for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily due to higher employee related costs associated with business growth of approximately $0.10 million, and increased facilities costs of approximately $0.07 million primarily associated with the Company adding additional office space in the second quarter of 2020 to support the growth of the Company. Depreciation expense increased by approximately $0.08 million primarily due to the Company’s continued investment in software development. The Company made $0.10 million in donations to various charities in the second quarter of 2020 compared to approximately $8,000 in the same period in 2019.

Amortization of intangible assets increased for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The increase in intangible amortization is principally due to the additions of intangibles as part of the acquisition of the Perfect Audience business in November 2019.

				Percent
	Three Months Ended		Change	Change
	June 30,		from	from
	2020	2019	Prior Year	Prior Year
Other
Other expense, net	$(2,777)	$(41,966)	$39,189	-93%
Loss on induced conversion	-	(2,162,696)	2,162,696	-100%
Gain on embedded derivative	-	189,776	(189,776)	-100%
Provision (benefit) for income taxes	57,187	787	56,400	7166%

Other expense is generally related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency, as well as interest expense related to our convertible notes, line of credit, and SBA loans. During the three months ended June 30, 2020 incurred foreign currency losses of approximately $0.03 million compared to approximately $0.01 million to the same period in 2019. The Company incurred $0.04 million of interest expense in the three months ended June 30, 2020 compared to approximately $0.04 million in the same period in 2019. The Company received interest related to a tax refund received in June 2020 of approximately $0.05 million.

On May 9, 2019, the Company entered into an agreement to convert the Convertible Notes. As a result of the conversion the Company realized a gain on the embedded derivative of $0.19 million and a loss on conversion of debt of $2.16 million during the three months ended June 30, 2019.

During the three months ended June 30, 2020, our income tax provision was related to income derived in foreign jurisdictions at the applicable statutory tax rates. We have recorded a full valuation allowance against all of our U.S. net operating loss deferred tax assets, as a result there is no tax benefit recorded on the income statement for those losses. For the three months ended June 30, 2019, our income tax provision related to state income taxes by our consolidated U.S. entities as well as taxes related to income derived in foreign jurisdictions at the applicable statutory tax rates.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

				Percent
	Six Months Ended		Change	Change
	June 30,		from	from
	2020	2019	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$14,323,634	$10,843,718	$3,479,916	32%
Cost of Sales	4,240,671	3,174,200	1,066,471	34%
Gross Profit	$10,082,963	$7,669,518	$2,413,445	31%

Revenues increased for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily due to growth in our SharpSpring Marketing Automation customer base, the price increase put in place in 2020, and addition of the Perfect Audience platform. Revenues for our SharpSpring Marketing Automation increased to $12.9 million in the six months ended June 30, 2020, from $10.7 million in the six months ended June 30, 2019. The Perfect Audience platform acquired in November of 2019 generated an additional $1.29 million of new revenue for the six months ended June 30, 2020. This growth in revenues was slightly offset by reduced revenue from our SharpSpring Mail+ product, which declined from approximately $0.13 million for the six months ended June 30, 2019 to approximately $0.11 million for the six months ended June 30, 2020.

Cost of services increased for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily due to increased employee related costs associated with providing and supporting our technology platform to more customers and increased hosting cost with the growth of the Company. As a percentage of revenues, cost of services was 30% and 29% of revenues for the six months ended June 30, 2020 and 2019, respectively. This represents a slight year-over-year regression in gross margin due to increased revenue scale and operating leverage being offset by the addition of the Perfect Audience platform in the fourth quarter of 2019.

				Percent
	Six Months Ended		Change	Change
	June 30,		from	from
	2020	2019	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$5,429,222	$5,873,813	$(444,591)	-8%
Research and development	3,063,029	2,476,709	586,320	24%
General and administrative	4,658,401	4,162,966	495,435	12%
Intangible asset amortization	336,547	190,500	146,047	77%
	$13,487,199	$12,703,988	$783,211	6%

Sales and marketing expenses decreased for the six months ended June 30, 2020, as compared to the same period in 2019. The decrease was primarily due to a change in the strategy for marketing and how the Company acquires new leads, increase in employee-related costs, and marketing program spend for various lead generation activities. Program spend decreased by approximately $1.2 million compared to same period last year. Employee-related costs increased by approximately $0.63 million. The decrease in program spend and increase in employee related spend is a result of an effort to source more leads internally as well as increased and marketing staff to support the demand for the product. Other non-employee and non-program costs increased by approximately $0.14 million compared to the same period in 2019.

Research and development expenses increased for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily due to additional hiring of development and quality assurance staff since last year. Employee-related costs for this group increased by approximately $0.41 million in the six months ended June 30, 2020, compared to the same period in 2019. Non-employee-related costs, including outsourced development, for this group increased by approximately $0.32 million in the six months ended June 30, 2020, compared to the same period in 2019. These costs were partially offset by capitalized software development work of approximately $0.42 million for the six months ended June 30, 2020, compared to approximately $0.28 million in the same period in 2019.

General and administrative expenses increased for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily due to higher employee related costs associated with business growth of approximately $0.29 million, and increased facilities costs of approximately $0.08 million primarily associated with the Company adding additional office space in the second quarter of 2020 to support the growth of the Company. Depreciation expense increased by approximately $0.16 million primarily due to the Company’s continued investment in software development. The Company made $0.10 million in donations to various charities in the six months ended June 30, 2020 compared to approximately $0.02 in the same period in 2019.

Amortization of intangible assets increased for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The increase in intangible amortization is principally due to the additions of intangibles as part of the acquisition of the Perfect Audience business in November 2019.

				Percent
	Six Months Ended		Change	Change
	June 30,		from	from
	2020	2019	Prior Year	Prior Year
Other
Other expense, net	$(59,556)	$(146,093)	$86,537	-59%
Loss on induced conversion	-	(2,162,696)	2,162,696	-100%
Gain on embedded derivative	-	214,350	(214,350)	-100%
Provision (benefit) for income taxes	(1,505,331)	3,126	(1,508,457)	-48255%

Other expense is generally related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency, as well as interest expense related to our convertible notes, line of credit, and SBA loans. During the six months ended June 30, 2020 incurred foreign currency losses of approximately $0.11 million compared to approximately $0.02 million to the same period in 2019. The Company incurred $0.04 million of interest expense in the six months ended June 30, 2020 compared to approximately $0.14 million in the same period in 2019. The Company received interest related to a tax refund received in June 2020 of approximately $0.05 million

On May 9, 2019, the Company entered into an agreement to convert the Convertible Notes. As a result of the conversion the company realized a gain on the embedded derivative of $0.19 million and a loss on conversion of debt of $2.16 million during the six months ended June 30, 2019.

During the six months ended June 30, 2020, our income tax benefit was primarily related to a carryback of net operating loss for our consolidated U.S. entities for the years prior to 2019 as result of changes to the tax law from the CARES Act. Prior to March 31, 2020, we had recorded a full valuation allowance against all of our U.S. net operating loss deferred tax assets, so there is no tax benefit recorded on the income statement for those losses. For the six months ended June 30, 2019, our income tax provision primarily related to income derived in foreign jurisdictions as well as state income taxes by our consolidated U.S. entities related at the applicable statutory tax rates.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of operating cash inflows are payments from customers for use of our SharpSpring Marketing Automation and Perfect Audience platforms. Such payments are primarily received monthly from customers but can sometimes be received annually in advance of providing the services, yielding a deferred revenue liability on our consolidated balance sheet.  In addition to the operating cash flows the Company utilized several other sources of cash flows in 2020. In June 2020 we received a tax refund of approximately $1.6 million as net operating losses in prior years that could be realized as part of the tax law changes in the CARES Act. In addition to the tax refund the Company received approximately $3.4 million from the SBA Loan in April 2020. In March 2020, the Company drew down on its available $1.9 million line of credit. In March of 2019, the Company issued 885,500 shares of common stock and received $10.7 million in cash.

Our primary sources of cash outflows from operations include payroll and payments to vendors and third-party service providers.

Analysis of Cash Flows

Net cash used in operating activities decreased by $3.24 to $0.99 million used in operations for the six months ended June 30, 2020, compared to approximately $4.24 million used in operations for the six months ended June 30, 2019. The decrease in cash used in operating activities was attributable primarily to the Company reducing the loss before income taxes from $7.13 million during the six months ended June 30, 2019 to a loss before taxes of $3.46 million in the six months ended June 30, 2020. The Company received a $1.6 million tax refund received in June 2020.

Net cash used in investing activities was approximately $0.78 million during the six months ended June 30, 2020, compared to approximately $0.61 million used during the six months ended June 30, 2019. The change in cash used for investing activities is primarily related to the increased investment in property and equipment, largely related to our additional office space, and capitalized software development in the six months ended June 30, 2020.

Net cash provided by financing activities was $5.29 million during the six months ended June 30, 2020, compared to $11.6 million net cash received from financing activities during the six months ended June 30, 2019. The primary sources of the cash provided by financing activities is related to the Company’s $1.9 million line of credit and $3.4 million loan from the SBA Loan. In March 2019, the Company received $10.7 million from the issuance of common stock. The Company also received approximately $1.0 million from the exercise of employee stock options during the six months ended June 30, 2019.

We had net working capital of approximately $10.7 million and $10.4 million as of June 30, 2020 and December 31, 2019, respectively. Our cash balance was $15.3 million at June 30, 2020, reflecting the $1.9 million received from the draw on our line of credit in March 2020, the proceeds of the SBA Loan of $3.4 million, and tax refund of $1.6 million received in June 2020. Our cash balance was $11.88 million on December 31, 2019, reflecting net $10.7 million received from the stock offering in March 2019.

Contractual Obligations

As of June 30, 2020, here were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 16, 2020, as amended on April, 30 2020, other than those appearing in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

As of the end of the period presented in this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to material weaknesses in our internal control over financial reporting described below in Management’s Annual Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective as of December 31, 2019. There were no changes to our disclosure controls or procedures during the quarter ended June 30, 2020 that materially affected or are reasonably likely to materially affect our financial reporting.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; `

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In connection with our evaluation of the internal controls of the Company, we noted the following deficiencies that we consider to be material weaknesses:

•	Ineffective internal control over financial reporting and dependent business process control (automated and manual) related to information technology general controls (ITGCs) around (i) the design and implementation of program change-management over certain information technology (IT) systems that support the Company’s financial reporting processes and related to ineffective ITGCs around design and (ii) implementation of effective user access controls over SaaS and internally hosted applications that support the Company’s financial reporting processes to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate Company personnel.

•	Due to the extensive effort required in the implementation of Section 404(b) of Sarbanes-Oxley Act of 2002, and as in common many growth companies with limited staff, we identified control deficiencies in financial reporting during our implementation related to: (i) certain entity level controls; (ii) inadequate segregation of duties; and (iii) compliance and review related to certain policies and procedures. As a result, these deficiencies aggregate into an additional material weakness.

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

Changes in Company Internal Controls

The Company continues to evaluate, plan, and remediate the material weaknesses identified. During the period ending June 30, 2020 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has created significant worldwide uncertainty, volatility and economic disruption. The extent to which COVID-19 will adversely impact our business, financial condition and results of operations is dependent upon numerous factors, many of which are highly uncertain, rapidly changing and uncontrollable. These factors include, but are not limited to: (i) the duration and scope of the pandemic; (ii) governmental, business and individual actions that have been and continue to be taken in response to the pandemic, including travel restrictions, quarantines, social distancing, work-from-home and shelter-in-place orders and shut-downs; (iii) the impact on U.S. and global economies and the timing and rate of economic recovery; (iv) potential adverse effects on the financial markets and access to capital; (v) potential goodwill or other impairment charges; (vi) increased cybersecurity risks as a result of pervasive remote working conditions; (vii) our ability to effectively carry out our operations due to any adverse impacts on the health and safety of our employees and their families; (viii) the ability of our agency partners to resell the SharpSpring Marketing Automation platform to their clients. Furthermore, as a result of the COVID-19 pandemic, our employees have been predominantly working from home. The significant increase in remote working, particularly for an extended period of time, could exacerbate certain risks to our business, including an increased risk of cybersecurity events and improper dissemination of personal or confidential information. We do not believe these circumstances have, or will, materially adversely impact our internal controls or financial reporting systems.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Employee Agreement Amendment – Richard Carlson (incorporated by reference to the Company’s Form 8-K/A filed on 4/16/20)
10.2	Employee Agreement Amendment – Richard Carlson (incorporated by reference to the Company’s Form 8-K filed 2/27/19).
10.3	Employee Agreement Amendment – Richard Carlson (incorporated by reference to the Company’s Form 8-K filed 2/12/18).
10.4	Employee Agreement Amendment – Richard Carlson (incorporated by reference to the Company’s Form 8-K filed 4/15/17).
10.5	Employee Agreement – Richard Carlson (incorporated by reference to the Company’s Form 8-K filed 9/14/15).
10.6	Employee Agreement Amendment – Travis Whitton (incorporated by reference to the Company’s Form 8-K/A filed on 4/16/20)
10.7	Employee Agreement Amendment – Travis Whitton (incorporated by reference to the Company’s Form 8-K filed 2/27/19).
10.8	Employee Agreement Amendment – Travis Whitton (incorporated by reference to the Company’s Form 8-K filed 2/12/18).
10.9	Employee Agreement Amendment – Travis Whitton (incorporated by reference to the Company’s Form 8-K filed 8/1/17).
10.10	Employee Agreement Amendment – Travis Whitton (incorporated by reference to the Company’s Form 8-K filed 7/8/16).
10.11	Employee Agreement – Travis Whitton (incorporated by reference to the Company’s Form 8-K filed 7/8/16).
10.12	Employee Agreement – Aaron Jackson (incorporated by reference to the Company’s Form 8-K/A filed on 7/23/20)
10.13	SharpSpring, Inc. 2019 Equity Incentive Plan (Incorporated by reference to the Company’s Definitive Schedule 14A filed on 4/30/19)
10.14	Amendment to SharpSpring, Inc. 2019 Equity Incentive Plan (Incorporated by reference to the Company’s Definitive Schedule 14A filed on 6/17/20)
10.15	Promissory Note dated April 22, 2020 made by SharpSpring Reach, Inc. to Western Alliance Bank (incorporated by reference to the Company’s Form 8-K filed 4/28/20)
10.16	Promissory Note dated April 23, 2020 made by SharpSpring Technologies, Inc. to Western Alliance Bank (incorporated by reference to the Company’s Form 8-K filed 4/28/20)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	XBRL

* Included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SharpSpring, Inc.

By:	/s/Richard A. Carlson
Richard A. Carlson
Chief Executive Officer and President (Principal Executive Officer) Date: August 14, 2020

SharpSpring, Inc.

By:	/s/ Aaron Jackson
Aaron Jackson Interim Chief Financial Officer
(Principal Financial Officer) Date: August 14, 2020

