Form 10-Q
period 2020-09-30
SharpSpring, Inc.
filed 2020-11-16
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

_____________________________________________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,596,441 shares of common stock as of November 13, 2020.

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1A. “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and under Part II, Item 1A. “Risk Factors” contained in this report on Form 10-Q. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SharpSpring, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$15,018,607	$11,881,949
Accounts receivable, net of allowance for doubtful accounts of $49,865 and $12,455 at September 30, 2020 and December 31, 2019, respectively	278,624	340,344
Unbilled receivables	1,144,793	998,048
Income taxes receivable	42,179	15,010
Other current assets	1,421,690	1,363,366
Total current assets	17,905,893	14,598,717

Property and equipment, net	2,271,661	1,996,722
Goodwill	10,938,143	10,922,814
Intangibles, net	4,168,652	4,658,000
Deferred income taxes	4,005	-
Right-of-use assets	8,555,919	5,281,530
Other long-term assets	615,994	549,022
Total assets	$44,460,267	$38,006,805

Liabilities and Shareholders' Equity
Accounts payable	$2,282,795	$2,052,538
Accrued expenses and other current liabilities	954,309	919,089
Line of credit	1,900,000	-
Deferred revenue	566,084	860,820
Income taxes payable	75,643	13,944
Lease liability, current portion	709,036	370,340
Notes payable, current portion	2,061,263	-
Total current liabilities	8,549,130	4,216,731

Lease liability, net of current portion	7,973,813	4,976,727
Notes payable, net of current portion	1,338,236	-
Total liabilities	17,861,179	9,193,458
Commitments and contingencies (Note 15)

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value, Authorized shares-50,000,000; issued shares- 11,611,191 at September 30, 2020 and 11,537,163 at December 31, 2019; outstanding shares- 11,591,191 at September 30, 2020 and 11,517,163 at December 31, 2019	11,611	11,537
Additional paid in capital	60,139,290	58,851,285
Accumulated other comprehensive loss	(226,321)	(224,793)
Accumulated deficit	(33,241,492)	(29,740,682)
Treasury stock	(84,000)	(84,000)
Total shareholders' equity	26,599,088	28,813,347

Total liabilities and shareholders' equity	$44,460,267	$38,006,805

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue	$7,306,832	$5,723,978	$21,630,466	$16,567,696

Cost of services	1,869,278	1,840,764	6,109,949	5,014,964
Gross profit	5,437,554	3,883,214	15,520,517	11,552,732

Operating expenses:
Sales and marketing	2,705,141	3,102,653	8,134,363	8,976,466
Research and development	1,380,926	1,207,605	4,443,956	3,684,314
General and administrative	2,725,254	1,991,329	7,383,655	6,154,295
Intangible asset amortization	152,801	95,250	489,348	285,750

Total operating expenses	6,964,122	6,396,837	20,451,322	19,100,825

Operating loss	(1,526,568)	(2,513,623)	(4,930,805)	(7,548,093)
Other expense, net	(14,075)	(15,781)	(73,630)	(161,873)
Loss on induced conversion	-	-	-	(2,162,696)
Gain on embedded derivative	-	-	-	214,350

Loss before income taxes	(1,540,643)	(2,529,404)	(5,004,435)	(9,658,312)

Provision (benefit) for income taxes	1,706	(2,291)	(1,503,625)	835
Net loss	$(1,542,349)	$(2,527,113)	$(3,500,810)	$(9,659,147)

Net loss per share, basic and diluted	$(0.13)	$(0.23)	$(0.30)	$(0.96)

Shares used in computing net loss per share, basic and diluted	11,564,856	10,948,416	11,538,457	10,028,246

Other comprehensive income (loss):
Foreign currency translation adjustment, net	4,041	(4,484)	(1,528)	(3,051)
Comprehensive loss	$(1,538,308)	$(2,531,597)	$(3,502,338)	$(9,662,198)

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Treasury Stock		Accumulated
	Shares	Amount	Capital	Loss	Shares	Amount	Deficit	Total
Balance, June 30, 2019	10,965,794	$10,966	$53,211,881	$(229,620)	20,000	$(84,000)	$(24,484,741)	$28,424,486
Stock based compensation	-	-	252,799	-	-	-	-	252,799
Issuance of common stock for cash	4,292	4	27,228	-	-	-	-	27,232
Issuance of common stock for director services	2,340	2	24,006	-	-	-	-	24,008
Foreign currency translation adjustment, net	-	-	-	(4,484)	-	-	-	(4,484)
Net loss	-	-	-	-	-	-	(2,527,113)	(2,527,113)
Balance, September 30, 2019	10,972,426	$10,972	$53,515,915	$(234,103)	20,000	$(84,000)	$(27,011,853)	$26,196,931

Balance, June 30, 2020	11,554,720	11,555	59,587,378	(230,362)	20,000	(84,000)	(31,699,144)	27,585,427
Stock based compensation	-	-	357,893	-	-	-	-	357,893
Issuance of common stock for cash	34,660	35	167,384	-	-	-	-	167,419
Issuance of common stock for services	3,580	4	32,074	-	-	-	-	32,078
Issuance of common stock under stock plans, net of shares withheld for employee taxes	18,231	18	(5,439)	-	-	-	-	(5,421)
Foreign currency translation adjustment	-	-	-	4,041	-	-	-	4,041
Net Loss	-	-	-	-	-	-	(1,542,349)	(1,542,349)
Balance, September 30, 2020	11,611,191	$11,611	$60,139,290	$(226,321)	20,000	$(84,000)	$(33,241,492)	$26,599,088

Balance, December 31, 2018	8,639,139	$8,639	$30,446,838	$(231,053)	20,000	$(84,000)	$(17,352,706)	$12,787,718
Stock based compensation	-	-	746,498	-	-	-	-	746,498
Issuance of common stock for cash	1,070,184	1,070	11,605,224	-	-	-	-	11,606,294
Issuance of common stock for director services	6,696	7	95,895	-	-	-	-	95,902
Issuance of common stock for warrant conversions	14,772	15	(15)	-	-	-	-	-
Issance of commons stock for settlement of notes	1,241,635	1,242	10,621,474	-	-	-	-	10,622,716
Foreign currency translation adjustment	-	-	-	(3,051)	-	-	-	(3,051)
Net Loss	-	-	-	-	-	-	(9,659,147)	(9,659,147)
Balance, September 30, 2019	10,972,426	$10,972	$53,515,915	$(234,103)	20,000	$(84,000)	$(27,011,853)	$26,196,931

Balance, December 31, 2019	11,537,163	11,537	58,851,285	(224,793)	20,000	(84,000)	(29,740,682)	28,813,347
Stock based compensation	-	-	1,020,971	-	-	-	-	1,020,971
Issuance of common stock for cash	39,320	39	190,841	-	-	-	-	190,880
Issuance of common stock for services	11,084	11	110,039	-	-	-	-	110,050
Issuance of common stock under stock plans, net of shares withheld for employee taxes	23,624	24	(33,846)	-	-	-	-	(33,822)
Foreign currency translation adjustment	-	-	-	(1,528)	-	-	-	(1,528)
Net Loss	-	-	-	-	-	-	(3,500,810)	(3,500,810)
Balance, September 30, 2020	11,611,191	$11,611	$60,139,290	$(226,321)	20,000	$(84,000)	(33,241,492)	$26,599,088

See accompanying notes to the consolidated financial statements.

SharpSpring, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,500,810)	$(9,659,147)
Adjustments to reconcile loss from operations:
Depreciation and amortization	1,179,162	727,873
Amortization of costs to acquire contracts	611,772	630,815
Non-cash stock compensation	1,138,521	849,900
Deferred income taxes	(3,798)	-
Gain on disposal of property and equipment	-	(617)
Non-cash interest	-	139,372
Amortization of debt issuance costs and embedded derivative	-	2,903
Gain on embedded derivative	-	(214,350)
Loss on induced conversion	-	2,162,696
Unrealized foreign currency loss	120,802	43,470
Changes in assets and liabilities:
Accounts receivable	64,969	(15,014)
Unbilled receivables	(137,518)	(189,008)
Right-of-use assets	(3,274,388)	323,180
Other assets	(740,686)	(746,774)
Income taxes, net	33,639	(30,853)
Accounts payable	229,798	3,891
Lease liabilities	3,335,783	(280,643)
Other liabilities	27,772	(36,639)
Deferred revenue	(297,384)	258,991
Net cash used in operating activities	(1,212,366)	(6,029,954)

Cash flows from investing activities
Purchases of property and equipment	(401,831)	(483,330)
Proceeds from the sale of property and equipment	-	617
Capitalization of software development costs	(562,922)	(578,922)
Net cash used in investing activities	(964,753)	(1,061,635)

Cash flows used in financing activities:
Proceeds from line of credit	1,900,000	-
Proceeds from note payable	3,399,500	-
Proceeds from exercise of stock options, net	190,880	926,350
Proceeds from issuance of common stock, net	-	10,649,005
Payments for taxes related to net share settlement of equity awards	(33,822)	-
Net cash provided by financing activities	5,456,558	11,575,355

Effect of exchange rate on cash	(142,781)	(50,690)

Change in cash and cash equivalents	3,136,658	4,433,076

Cash and cash equivalents, beginning of period	11,881,949	9,320,866

Cash and cash equivalents, end of period	$15,018,607	$13,753,942

Supplemental information on consolidated statements of cash flows:
Cash paid (received) during the period for
Interest, net	$2,836	$-
Income taxes, net	(1,533,467)	11,013
Non-cash activities
Right-of-use asset obtained for lease liability	$3,758,014	$5,715,510
Convertible notes liability relieved upon conversion	$-	8,484,701
Embedded derivative liability relieved upon conversion	$-	189,776

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

Note 2: Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of our management, the Company has prepared the accompanying unaudited consolidated financial statements on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2019, and these consolidated financial statements include all adjustments consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. The Company’s consolidated financial statements include the accounts of SharpSpring, Inc. and our subsidiaries (the “Company” or “SharpSpring”). The Company’s consolidated financial statements reflect the elimination of all significant inter-company accounts and transactions. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2020.

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with SEC on March 16, 2020, as amended on April 30, 2020.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, deposits, embedded derivatives (associated with our convertible notes) and accounts payable. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items. The fair value of the embedded derivatives associated with our convertible notes are calculated using Level 3 unobservable inputs, utilizing a probability-weighted expected value model to determine the liability. The fair value of the embedded derivatives at September 30, 2020, and December 31, 2019, was a liability balance of $0 for each period. The change in fair value for the three months ended September 30, 2020, and 2019, was $0 for each period. The change in fair value for the nine months ended September 30, 2020, and 2019, was $0 and a gain of $0.21 million, respectively.

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

Goodwill and Impairment

As of September 30, 2020, and December 31, 2019, we had recorded goodwill of $10.94 million and $10.92 million, respectively. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the SharpSpring, GraphicMail, and Perfect Audience acquisitions. Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350, “Intangibles - Goodwill and Other” deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-10, and written down when impaired.

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

The Company applies the authoritative guidance in accounting for uncertainty in income taxes recognized in the consolidated financial statements. This guidance prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. There are no material uncertain tax positions taken by the Company on its tax returns. Tax years subsequent to 2017 remain open to examination by U.S. federal and state tax jurisdictions

In determining the provision for income taxes, the Company uses statutory tax rates and tax planning opportunities available to the Company in the jurisdictions in which it operates. This includes recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns to the extent pervasive evidence exists that they will be realized in future periods. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which are expected to be in effect in the years in which the temporary differences are expected to reverse. In accordance with the Company’s income tax policy, significant or unusual items are separately recognized in the period in which they occur. The Company is subject to routine examination by domestic and foreign tax authorities and frequently faces challenges regarding the amount of taxes due. These challenges include positions taken by the Company related to the timing, nature, and amount of deductions and the allocation of income among various tax jurisdictions. As of September 30, 2020, the Company’s Swiss subsidiary, InterInbox SA is under examination by the Switzerland Federal Tax Administration for withholding taxes for the years 2015 through 2018. The Company does not expect any material adjustments as a result of the audit.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is record in the other expense section of our Consolidated Statement of Comprehensive Loss. Repairs and maintenance costs are expensed as incurred. Depreciation expense related to property and equipment was $0.25 million and $0.16 million for the three months ended September 30, 2020, and 2019, respectively. Depreciation expense related to property and equipment was $0.68 million and $0.44 million for the nine months ended September 30, 2020, and 2019, respectively.

Property and equipment as of September 30, 2020 and December 31, 2019, is as follows:

	September 30,	December 31,
	2020	2019
Property and equipment, gross:
Leasehold improvements	$313,119	$290,977
Furniture and fixtures	913,370	678,774
Computer equipment and software	3,052,023	2,350,758
Total	4,278,512	3,320,509
Less: Accumulated depreciation	(2,006,851)	(1,323,787)
	$2,271,661	$1,996,722

Useful lives are as follows:

Leasehold improvements	3-5 years
Furniture and fixtures	3-5 years
Computing equipment	3 years
Software	3-5 years

Revenue Recognition

The Company generates revenue from contracts with multiple performance obligations, which typically include subscriptions to its cloud-based marketing automation software, professional services which include onboarding and training services, and access to our advertising retargeting platform. The Company’s customers do not have the right to take possession of any of the software. Substantially all of SharpSpring’s revenue is from contracts with customers. The Company recognizes revenue from contracts with customers using a five-step model as prescribed under ASC 606, which is described below:

•	Identify the customer contract;

•	Identify performance obligations that are distinct;

•	Determine the transaction price;

•	Allocate the transaction price to the distinct performance obligations; and

•	Recognize revenue as the performance obligations are satisfied.

1) Identify the customer contract

A customer contract is generally identified when the Company and a customer have an executed arrangement that calls for the Company to provide access to its software or provide professional services in exchange for consideration from the customer.

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

5) Recognize revenue as the performance obligations are satisfied

Revenues are recognized when or as control of the promised goods or services is transferred to customers. Revenue from the SharpSpring Marketing Automation and Mail+ software is recognized ratably over the subscription period, which typically ranges from one to twelve months. The Company recognizes revenue from on-boarding and training services as the services are provided, which is generally over 60 days. Revenue related to our other professional services is recognized as the services are provided. The Perfect Audience platform is utilized on an as needed basis, and the related revenue recognized as the service is provided. Cash payments received in advance of providing subscription or services are recorded to deferred revenue until the performance obligation is satisfied.

Our products are billed in arrears or upfront, depending on the product, which creates contract assets (unbilled receivables) and contract liabilities (deferred revenue), respectively. Unbilled receivables occur due to unbilled charges for which the Company has satisfied performance obligations. Deferred revenues occur due to billing up front for charges that the Company has not yet fully satisfied all performance obligations. Both contract assets and liabilities are recognized as the performance obligations are satisfied.

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

Under the guidance when another party is involved in providing a good or service to a customer, an entity is a principal if the entity obtains control of the asset or right to a service performed by the other party. SharpSpring never takes possession or control of the advertising space and acts an agent facilitating the customer with the desired advertisement inventory from the principal provider through our Perfect Audience retargeting platform. In addition to the lack of control of the advertising inventory, SharpSpring does not have control over the cost of the advertising inventory, but rather only receives a fee for services for providing the advertising inventory to the customer, further demonstrating SharpSpring’s role as the agent in the transaction. Therefore, as an agent in the retargeting transaction SharpSpring records revenue net of the cost of advertising inventory cost incurred for placing advertisements on websites.

Deferred Revenue

Deferred revenue consists of payments received in advance of the Company providing the services. Deferred revenue is earned over the service period identified in each contract. Most our deferred revenue balances (contract liabilities) arise from payments from customers in advance of service on a periodic basis (such as monthly, quarterly, annually, or bi-annually). In situations where a customer pays in advance, the deferred revenue is recognized over the service period defined in the contract. Additionally, the Company has deferred revenue related to implementation fees for its SharpSpring Marketing Automation solution that are paid in advance. These implementation services are typically performed over a 60-day period, and the revenue is recognized over the corresponding period. As of June 30, 2020, and 2019, the Company had deferred revenue balances of $0.66 million and $0.32 million, respectively. Deferred revenue decreased by $0.09 million and increased by $0.19 million during the three months ended September 30, 2020, and 2019, respectively. Deferred revenue balances were $0.86 million and $0.25 million as of December 31, 2019, and 2018, respectively. Deferred revenue decreased by $0.29 million and increased by $0.26 million during the nine months ended September 30, 2020, and 2019, respectively. The Company had deferred revenue contract liability balances of $0.57 million and $0.51 million as of September 30, 2020, and September 30, 2019, respectively.

Unbilled Receivables

In cases where our customers pay for services in arrears, we accrue for revenue in advance of billings as long as the criteria for revenue recognition are met, thus creating a contract asset (unbilled receivable). As of June 30, 2020, and 2019, the Company had unbilled receivables of $1.13 million and $0.88 million, respectively. Substantially all of these services were billed during the three months ended September 30, 2020 and 2019, respectively. Unbilled receivable balances increased by $0.01 million and $0.05 million during the three months ended September 30, 2020, and 2019, respectively. The unbilled receivable balances as of December 31, 2019, and 2018 were $1.0 million and $0.74 million, respectively. Unbilled receivable balances increased by $0.14 million and $0.19 million during the nine months ended September 30, 2020, and 2019, respectively. As of September 30, 2020, and 2019, the Company had unbilled receivables of $1.14 million and $0.93 million, respectively. These unbilled balances were the result of services provided in period, but not yet billed to the customer.

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. At September 30, 2020, and December 31, 2019, the Company had cash balances at financial institutions that exceed federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

There were no customers that accounted for more than 10% of total revenue for any financial period presented. For the three months ending September 30, 2020, two customers had open accounts receivable balances above 10% of net accounts receivable. The combined balances for these two customers represented approximately 26.4% of net accounts receivable. As of September 30, 2020, no customer with accounts receivable in excess of 10% of the Company’s net accounts receivable had a balance older than 60 days.

Cost of Services

Cost of services consists primarily of direct labor costs associated with support, customer onboarding, account management, and technology hosting and license costs associated with the cloud-based platform.

Credit Card Processing Fees

Credit card processing fees are included as a component of general and administrative expenses and are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising and marketing expenses, excluding marketing team costs, were $0.62 million and $1.53 million for the three months ended September 30, 2020, and 2019, respectively. Advertising and marketing expenses, excluding marketing team costs, were $2.29 million and $4.56 million for the nine months ended September 30, 2020, and 2019, respectively.

Capitalized Cost of Obtaining a Contract

The Company capitalizes certain sales commission costs which are incremental to obtaining a contract. The Company expenses costs that are related to obtaining a contract but are not incremental such as other sales and marketing costs and other costs that would be incurred regardless of if the contract was obtained. Capitalized costs are amortized using straight-line amortization over the estimated weighted average life of the customer, which for the 3 months ended September 30, 2020 and 2019 was approximately 3 years. At September 30, 2020, the net carrying value of the capitalized cost of obtaining a contract was $1.28 million, of which $0.70 million is included in other current assets and $0.58 million is included in other long-term assets. At December 31, 2019, the net carrying value of the capitalized cost of obtaining a contract was $1.20 million, of which $0.68 million is included in other current assets and $0.52 million is included in other long-term assets. The Company amortized expenses for the costs of obtaining contracts of $0.21 million and $0.20 million for the three months ended September 30, 2020, and 2019, respectively. The Company amortized expenses for the costs of obtaining contracts of $0.61 million and $0.63 million for the nine months ended September 30, 2020, and 2019, respectively.

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

Note 3: Acquisitions

On November 21, 2019, the Company acquired substantially all the assets and assumed certain liabilities of the Perfect Audience business unit from Marin Software Incorporated, a Delaware corporation for cash consideration of $4.6 million. The acquired assets and liabilities were assigned to SharpSpring’s wholly owned subsidiary, SharpSpring Reach, Inc. Perfect Audience is a cloud-based platform that provides display retargeting software services. The transaction was structured as an asset purchase, whereby SharpSpring acquired all of Perfect Audience’s assets used in connection with the business (excluding certain pre-acquisition receivables, cash, and cash equivalents) and only liabilities pertaining to the business such as deferred revenue, accrued publisher costs, accrued bonuses for to the acquired workforce, and any liabilities accruing on or after November 21, 2019.

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

Note 4: Goodwill and Other Intangible Assets

Intangible assets are as follows:

	As of September 30, 2020
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$501,000	(120,000)	$381,000
Technology	3,109,000	(1,436,026)	1,672,974
Customer relationships	1,320,000	(862,253)	457,747
Vendor relationships	1,813,000	(156,069)	1,656,931
Unamortized intangible assets:	6,743,000	(2,574,348)	4,168,652
Goodwill			10,938,143
Total goodwill and intangible assets			$15,106,795

	As of December 31, 2019
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$501,000	(120,000)	$381,000
Technology	3,109,000	(1,192,000)	1,917,000
Customer relationships	1,320,000	(773,000)	547,000
Vendor relationships	1,813,000	-	1,813,000
Unamortized intangible assets:	6,743,000	(2,085,000)	4,658,000
Goodwill			10,922,814
Total goodwill and intangible assets			$15,580,814

Estimated amortization expense for the remainder of 2020 and subsequent years is as follows:

Remainder of 2020	152,799
2021	559,200
2022	507,200
2023	459,200
2024	420,200
Thereafter	1,689,053
Indefinite Lived	381,000
Total	$4,168,652

Amortization expense for the three months ended September 30, 2020 and 2019 was $0.15 million and $0.10 million, respectively. Amortization expense for the nine months ended September 30, 2020 and 2019 was $0.49 million and $0.29 million, respectively.

Note 5: Credit Facility

In March 2016, the Company entered into a $2.5 million revolving loan agreement (the “Credit Facility”) with Western Alliance Bank. The agreement originally matured on March 21, 2018 and was amended to mature on June 19, 2022. There are no mandatory amortization provisions, and the Credit Facility is payable in full at maturity. As of September 30, 2020, the Credit Facility is collateralized by a lien on substantially all of the existing and future assets of the Company and secured by a pledge of 100% of the capital stock of SharpSpring Technologies, Inc. and a 65% pledge of the Company’s foreign subsidiaries’ stock. The Credit Facility subjects the Company to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions. The Credit Facility also restricts our ability to pay cash dividends on our common stock. As of September 30, 2020, the Credit Facility carried an interest rate of 5.0%. and there was $1.90 million Line of Credit outstanding under the Credit Facility. As December 31, 2019 there were no amounts outstanding. The interest expense relating to the Credit of Facility for three ended September 30, 2020 and 2019 was $0.03 million and $0, respectively. The interest expense relating to the Credit of Facility for nine months ended September 30, 2020 and 2019 was $0.06 million and $0, respectively. No events of default have occurred.

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

In accordance with generally accepted accounting principles for convertible debt certain features were determined to be “embedded derivatives” and were bifurcated from the Notes and separately accounted for on a combined basis at fair value as a single derivative. The fair value of the derivatives was $0 at September 30, 2020 and December 31, 2019. The derivative was accounted for at fair value, with subsequent changes in the fair value to be reported as part of other income (expense), net in the Consolidated Statement of Comprehensive Loss.

We incurred certain third-party costs in connection with our issuance of the Notes, principally related to financial advisory and legal fees, which were being amortized to interest expense ratably over the five-year term of the Notes. The following table sets forth total interest expense related to the Notes for the three and nine months ended September 30, 2020, and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Contractual interest paid-in-kind expense (non-cash)	$-	$-	$-	$139,372
Amortization of debt issuance costs (non-cash)	-	-	-	15,108
Amortization of embedded derivative (non-cash)	-	-	-	(12,205)
Total interest expense	$-	$-	$-	$142,275
Effective interest rate	0.0%	0.0%	0.0%	4.9%

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

The Convertible Notes had a net carrying value of $0 as of September 30, 2020 and December 31, 2019, respectively.

Note 7: SBA Paycheck Protection Program Loan

In April, 2020 SharpSpring entered into two loan agreements with United States Small Business Administration under the Paycheck Protection Program for a total loan amount of $3.40 million, (“SBA Loan”). The SBA Loan has a maturity date of 2 years from the initial disbursement and carries an interest rate of 1% per year. Principal and interest payments begin 7 months from the initial date of disbursement. The SBA Loan is eligible for forgiveness as part of the CARES Act approved by US Congress on March 19, 2020 if certain requirements are met. The Company continues to evaluate and monitor the requirements of the CARES Act that allow for forgiveness. The Company has not paid interest relating to the SBA loan as of September 30, 2020. The accrued interest expense relating to these loans for three months ended September 30, 2020 and 2019 was approximately $8,000 and $0, respectively. The accrued interest expense relating to these loans for nine months ended September 30, 2020 and 2019 was approximately $15,000 and $0, respectively. As of September 30, 2020, the SBA loan had an outstanding principle balance of $3.40 million included in notes payable.

Debt Obligation
2020	$360,703
2021	2,270,259
2022	768,537
Total Commitments	$3,399,499

Note 8: Leases

The Company currently rents its primary office facility under a ten-year lease which started in November 2018 (the “2018 Lease”). The term of the lease may be extended for an additional 5 years in incremental one-year periods, subject to certain conditions described in the 2018 Lease. In September 2019, the Company entered into an addendum agreement to the 2018 Lease (the “2019 Addendum”) to lease an additional square feet of office space located on the same premises as the 2018 Lease. In May 2020, the Company took possession of the full space included in the 2019 addendum, accounting for approximately an additional 18,000 square feet. The rent expense and future payments associated with the additional square feet are included in the future minimum lease payments table below. The additional space resulted in an increased lease liability and right-of-use asset of approximately $3.8 million. The term of the addendum extends through the same period as the 2018 Lease. We do not assume renewals in our determination of lease term unless the renewals are deemed to be reasonably assured at lease commencement. The Company continues to evaluate the likelihood of renewal of the 2018 Lease and 2019 Addendum. At the commencement of the 2018 Lease nor subsequently thereafter, renewal has not been reasonably assured.

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

The weighted average remaining lease term as of September 30, is 8.0 years. The weighted average discount rate for our operating leases as of September 30, 2020 is 6.5%. The discount rate of each lease is determined by the Company’s incremental borrowing rate at the time of a lease contract. The lease cost associated with short-term leases for the three months and nine month ended September 30, 2020, and 2019, were $0 for both periods.

Operating Leases
Remainder of 2020	326,436
2021	1,321,598
2022	1,329,525
2023	1,369,159
2024	1,377,086
Thereafter	5,525,881
Total undiscounted cash flows	$11,249,685
Less imputed interest remaining	(2,566,836)
Present value of lease liability	$8,682,849

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(1,542,349)	$(2,527,113)	$(3,500,810)	$(9,659,147)

Weighted average common shares outstanding, basic and diluted	11,564,856	10,948,416	11,538,457	10,028,246

Net loss per share, basic and diluted	$(0.13)	$(0.23)	$(0.30)	$(0.96)

Additionally, since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. The Company’s outstanding warrants, stock options, unvested RSUs, and convertible notes were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. The following table contains all potentially dilutive common stock equivalents:

	Three and Nine Months Ended
	September 30,
	2020	2019
Warrants	-	-
Convertible notes	-	-
Stock options	1,611,966	1,419,844
Restricted stock units (RSUs)	25,716	-
Total	1,637,682	1,419,844

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

During the three months ended September 30, 2020, and 2019, the Company recorded income tax expense of $1,706 and income tax benefit of $2,291, respectively, from operations. During the nine months ended September 30, 2020, and 2019, the Company recorded income tax benefit of $1,503,625 and income tax expense of $835, respectively, from operations. The blended effective tax rate for the nine months ending September 30, 2020, and 2019, was 30.0% and 0.0%, respectively. The effective blended tax rate varies from our statutory U.S. tax rate due to the tax impact of the CARES Act, valuation allowances on losses and income generated in certain other jurisdictions at various tax rates.

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

At September 30, 2020 and December 31, 2019, we established a valuation allowance of $7.08 million and $6.96 million, respectively, against certain deferred tax assets given the uncertainty of recoverability of these amounts.

Note 11: Defined Contribution Retirement Plan

We offer our U.S. employees the ability to participate in a 401(k) plan. Eligible U.S. employees can contribute up to 100% of their eligible compensation, subject to limitations established by the Internal Revenue Code. Through April 30, 2020, the Company contributed a matching contribution equal to 100% of each such participant’s contribution up to the first 3% of their annual eligible compensation. We charged $0 and $0.08 million to expense in the three months ended September 30, 2020, and 2019, respectively, associated with our matching contribution in those periods. We charged $0.12 million and $0.23 million to expense in the nine months ended September 30, 2020, and 2019, respectively, associated with our matching contribution in those periods.

Note 12: Stock-Based Compensation

From time to time, the Company grants stock option and restricted stock units awards to officers and employees and grants stock awards to directors as compensation for their service to the Company.

In November 2010, the Company adopted the 2010 Stock Incentive Plan (the “2010 Plan”) which was restated in its entirety in August 2018. As amended, up to 2,600,000 shares of common stock are available for issuance under the Plan. The Plan provides for the issuance of stock options and other stock-based awards. The 2010 Plan expired on September 14, 2020 (except as to options outstanding as of this date).

In April 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”). Upon adoption of the 2019 Plan no additional awards were granted under the 2010 Plan. No more than 697,039 shares of common stock, plus the number of shares of common stock underlying any award granted under the 2010 Plan that expires, terminates, is canceled, or is forfeited shall be available for grant under the 2019 Plan. The Plan was amended in July 2020 to include an additional 1,025,000 stock options or other stock-based awards to be available for issuance. The Plan provides for the issuance of stock options and other stock-based awards. The Plan provides for the issuance of stock options and other stock-based awards. During the terms of the Awards, the Company shall keep available at all times the number of shares of Common Stock required to satisfy such Awards.

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

Option awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

Nine Months Ended
September 30,
	2020	2019

Volatility	52%-56%	49% - 50%
Risk Free Interest Rate	0.37% - 1.66%	1.45% - 2.59%
Expected term	6.25 years	6.25 years

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2020, and 2019, was $5.11 and $6.43, respectively.

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

Stock option awards are expensed on a straight-line basis over the requisite service period. During the three months ended September 30, 2020, and 2019, the Company recognized an expense of $0.34 million and $0.25 million, respectively, associated with stock option awards. During the nine months ended September 30, 2020, and 2019, the Company recognized an expense of $0.81 million and $0.75 million, respectively, associated with stock option awards. At September 30, 2020, future stock compensation expense associated with stock options (net of estimated forfeitures) not yet recognized was $2.40 million and will be recognized over a weighted average remaining vesting period of 2.63 years. The following summarizes stock option activity for the nine months ended September 30, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2019	1,470,406	$7.30	7.5	$6,604,461

Granted	475,605	9.90
Exercised	(38,445)	4.77
Expired	(27,500)	12.65
Forfeited	(268,100)	11.79
Outstanding at September 30, 2020	1,611,966	$7.29	7.2	$6,590,764

Exercisable at September 30, 2020	932,180	$5.86	6.1	$5,085,646

The total intrinsic value of stock options exercised during the three months ended September 30, 2020, and 2019, were $0.23 million and $0 respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2020, and 2019, were $0.25 million and $1.43 million, respectively.

Restricted Stock Units

The 2019 Plan allows for the granting of Restricted Stock Units (“RSUs”). Under the 2019 Plan the Board of Directors has the authority to determine whom RSUs may be granted, the period of exercise, and what other restrictions, if any, should apply. RSUs have a value equal to the fair market value of an identical number of shares of Common Stock, which may, but need not, provide that such restricted award may not be sold, assigned, transferred or otherwise disposed of, pledged or hypothecated as collateral for a loan or as security for the performance of any obligation or for any other purpose for a period determined by the Board of Directors. Vesting for awards granted to date under the 2019 Plan is generally over four years from the date of the grant, with 25% of the award vesting after one year and monthly vesting thereafter.

RSUs are expensed on a straight-line basis over the requisite vesting period. During the three months ended September 30, 2020, and 2019, the Company recognized a net benefit of approximately $0.03 million related to forfeited RSU’s during the period and an expense of $0, respectively, associated with RSUs. During the nine months ended September 30, 2020, and 2019, the Company recognized expense of approximately $0.16 million and $0, respectively, associated with RSUs. At September 30, 2020, future stock compensation expense associated with RSUs (net of estimated forfeitures) not yet recognized was approximately $0.24 million and will be recognized over a weighted average remaining vesting period of 2.06 years. The following summarizes RSU activity for the nine month period ended September 30, 2020:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Units	Per Share
Unvested at December 31, 2019	50,494	$11.82

Granted	35,875	12.39
Vested	(10,159)	12.39
Forfeited	(50,494)	11.82
Unvested at September 30, 2020	25,716	$12.39

Stock Awards

The 2019 Plan allows for the granting of Restricted Stock Awards (“RSAs”). Under the 2019 Plan the Board of Directors has the authority to determine whom RSAs may be granted and what other restrictions, if any, should apply. Non-employee Stock awards shares are generally immediately vested. Employee Stock award shares are vested principally over two years from the date of the grant, with 50% of the award vesting after one year and monthly vesting thereafter.

Stock awards are valued based on the closing price of our common stock on the date of grant, and compensation cost is recorded immediately if there is no vesting period or on a straight-line basis over the vesting period. During the three months ended September 30, 2020, and 2019, the Company recognized expense of approximately $0.08 million and $0.03 million, respectively, associated with Stock Awards. During the nine months ended September 30, 2020, and 2019, the Company recognized expense of approximately $0.17 million and $0.10 million, respectively, associated with Stock Awards. At September 30, 2020, future stock compensation expense associated with stock awards (net of estimated forfeitures) not yet recognized was approximately $0.08 million and will be recognized over a weighted average remaining vesting period of 1.5 years. The following summarizes Stock Award activity for the nine month period ended September 30, 2020:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Units	Per Share
Unvested at December 31, 2019	-	$-

Granted	27,419	9.72
Vested	(14,619)	9.84
Forfeited	(1,222)	9.57
Unvested at September 30, 2020	11,578	$9.57

Note 13: Warrants

On January 30, 2014, in connection with an $11.5 million financing transaction, the Company issued 80,000 warrants to purchase common stock at an exercise price of $7.81 per share with a term of 5 years. The fair value of the warrants was determined using the Black-Scholes option valuation model. These warrants became exercisable on January 30, 2015. The remaining 30,000 of the outstanding warrants were exercised in May and August 2019. No other warrants have been issued since January 30, 2014. As of September 30, 2020, and December 31, 2019 there were 0 outstanding warrants.

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

Note 15: Commitments and Contingencies

We record a liability for contingencies if an unfavorable outcome is probable and the amount of loss can be reasonably estimated, including expected insurance coverage. For contingencies where the reasonable estimate of loss is a range, we record a best estimate of loss within the range.

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

Sales and Franchise Taxes

State, local and foreign jurisdictions have differing rules and regulations governing sales, franchise, use, value added and other taxes. These rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to SaaS products in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus vary significantly and are complex. As such, we could face possible tax assessments and audits. A successful assertion, by any of these taxing authorities, that we should be collecting additional sales, use, value added or other taxes in jurisdictions where we have not historically done so and do not accrue for such taxes could result in tax liabilities and related penalties for past sales, discourage customers from purchasing our products or otherwise harm our business and operating results. We continue to evaluate the impact of various tax types which may require future sales, franchise, or other tax payments. During the three and nine months ended September 30, 2020, the Company recorded an accrual of $0.26 million to general and administrative expenses in the consolidated statements of comprehensive loss related to a contingent sales tax liability. The $0.26 million accrued is the amount SharpSpring was able to reasonably estimate and is probable in accordance with ASC 450 “Contingencies”. The Company estimates that the total range of exposure related to sales tax contingent liability is approximately $0.20 million to $0.53 million. SharpSpring is unable to estimate the exact amount of the liability due to the complex and varying nature of state by state nexus laws.

Employment Agreements

The Company has employment agreements with several members of its leadership team and executive officers.

Note 16: Disaggregation of Revenue

The Company operates as one reporting segment. Operating segments are defined as components of an enterprise for which separate financial information in regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s chief executive officer, in deciding how to allocate resources and assess performance. The Company does not present geographical information about revenues because it is impractical to do so. Disaggregated revenue for the three and nine months ended September 30, 2020, and 2019, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue by Product:
Marketing Automation Revenue	$6,688,733	$5,676,555	$19,615,065	$16,389,475
Retargeting Revenue	584,085	-	1,870,802	-
Mail + Product Revenue	34,014	47,423	144,599	178,221
Total Revenue	$7,306,832	$5,723,978	$21,630,466	$16,567,696

Revenue by Type:
Recurring Revenue	$6,376,386	$5,391,989	$18,825,946	$15,384,507
Retargeting Revenue	584,085	-	1,870,802	-
Upfront Fees	346,361	331,989	933,718	1,183,189
Total Revenue	$7,306,832	$5,723,978	$21,630,466	$16,567,696

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

We implemented a 10% reduction to salaries across most of the Company. The Company reinstated full salaries as of November 1, 2020. The Company has cut various other non-employee related costs across the board to ensure future flexibility. This includes an approximate 40% reduction in the marketing advertising outsourcing budget and putting a greater reliance on internal lead generation. The Company delayed any non-essential capital expenditures, which will allow us to continue to maintain flexibility during the COVID pandemic.

The Company has also increased its cash position by $1.90 million by drawing down on our line of credit as described in Note 5, Credit Facility. As stated in Note 7, SBA Paycheck Protection Loan, the Company received $3.40 million from the Small Business Association (SBA) loan program in April 2020, which may be forgiven if the criteria defined by the SBA is met. We have also received a $1.60 million tax refund in September 2020 as a result of historical net operating losses described in Note 10, Income Taxes. The SBA loan program and tax refund are both results of the CARES Act enacted by Congress in March. This cash infusion continues to allow for increased flexibility in these uncertain times.

While, the COVID-19 pandemic has made significant impact on the entire global economy, the SharpSpring sales and marketing platforms continue to generate demand in these uncertain times and as a SaaS product we can continue to provide our product to our customers while still practicing social distancing which is more difficult in other industries. During the third quarter 2020 we activated 265 new customers compared to 266 in the same period in 2019. We continue to bring in new leads, host demos, and drive sales at promising levels despite the downturns in the overall economy. We believe our tools offer our customers a chance to thrive in these uncertain times where others are diminishing. For customers that use the various features our platform provides, we are deeply embedded in their sales and marketing processes. Our Perfect Audience business has faced downward pressures beyond that of our Marketing Automation platform as the retargeting industry continues to experience difficulties as customers spend less on advertisements during this unprecedented time. We continue to invest in our product as we still expect long term growth from this business and believe the current economic climate for advertisement retargeting is temporary only due to COVID.

Despite COVID-19, the Company was able to continue to grow revenue in both the three and nine months ending September 30, 2020 as compared to the same periods in 2019. Revenues during the three months ended September 30, 2020 were substantially flat compared to the three months ended June 30, 2020. Although revenue has increased 0.5% for three months ended September 30, 2020 as compared to three months ended June 30, 2020 and 28% compared to the three months ended September 30, 2019, we believe the COVID-19 pandemic had an adverse effect on our revenue growth this period. It is possible that we could be further impacted from COVID-19 in subsequent quarters in ways that we presently do not anticipate; however, at this time, our business continues to grow. In addition, we have been able to maintain the size of our workforce while other companies are seeing layoffs in large numbers. The full extent of the impact to the Company due to the impact of the COVID-19 pandemic for our fourth quarter and beyond cannot be currently determined, but the Company has taken measures to best position ourselves to continue to be successful in these uncertain times. The extent to which the COVID-19 pandemic will impact the Company will depend on future developments, which are still uncertain and cannot be reasonably predicted, including the duration of the outbreak, the increase or reduction in governmental restrictions to businesses and individuals, the potential for a resurgence of the virus and other factors. The longer the COVID-19 pandemic continues, the greater the potential negative financial effect on the Company. We continue to evaluate the impact of global economic and health conditions to ensure our responses to these uncertain times are both timely and appropriate.

Results of Operations

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

				Percent
	Three Months Ended		Change	Change
	September 30,		from	from
	2020	2019	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$7,306,832	$5,723,978	$1,582,854	28%
Cost of Sales	1,869,278	1,840,764	28,514	2%
Gross Profit	$5,437,554	$3,883,214	$1,554,340	40%

Revenues increased $1.58 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to growth in our SharpSpring Marketing Automation customer base, a price increase put in place in 2020, and the addition of the Perfect Audience platform. Revenues for our SharpSpring Marketing Automation increased to $6.69 million in the three months ended September 30, 2020, from $5.68 million in the three months ended September 30, 2019. The Perfect Audience platform acquired in November of 2019 generated an additional $0.58 million of new revenue for the three months ended September 30, 2020. This growth in revenues was slightly offset by reduced revenue from our SharpSpring Mail+ product, which declined from approximately $0.05 million for the three months ended September 30, 2019 to approximately $0.03 million for the three months ended September 30, 2020.

Cost of services slightly increased $0.03 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to increased hosting costs of approximately $0.21 million offset partially by decreased employee related costs of approximately $0.15 million associated with providing and supporting our technology platform to more customers. The reduction in employee related costs is largely driven by the approximately 10% reduction to salaries in April 2020. As a percentage of revenues, cost of services was 26% and 32% of revenues for the three months ended September 30, 2020 and 2019, respectively. This represents a year-over-year improvement in gross margin due to increased revenue scale and operating leverage.

				Percent
	Three Months Ended		Change	Change
	September 30,		from	from
	2020	2019	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$2,705,141	$3,102,653	$(397,512)	-13%
Research and development	1,380,926	1,207,605	173,321	14%
General and administrative	2,725,254	1,991,329	733,925	37%
Intangible asset amortization	152,801	95,250	57,551	60%
	$6,964,122	$6,396,837	$567,285	9%

Sales and marketing expenses decreased approximately $0.40 million for the three months ended September 30, 2020, as compared to the same period in 2019. The decrease was primarily due to a change to utilizing an outbound marketing approach to source more leads internally, which increased our employee related costs, while driving down our marketing program spend for lead generation activities. Program spend decreased by approximately $0.86 million compared to same period last year. Employee-related costs increased by approximately $0.48 million. Other non-employee and non-program costs decreased by approximately $0.03 million compared to the same period in 2019.

Research and development expenses increased $0.17 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to additional hiring of development and quality assurance staff since the third quarter of 2019. Employee-related costs for this group increased by approximately $0.14 million in the three months ended September 30, 2020, compared to the same period in 2019. Non-employee-related costs, including outsourced development, for this group increased by approximately $0.13 million in the three months ended September 30, 2020, compared to the same period in 2019. These costs were partially offset by capitalized software development work of approximately $0.14 million for the three months ended September 30, 2020, compared to approximately $0.30 million in the same period in 2019.

General and administrative expenses increased $0.73 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to a contingent loss accrual of $0.26 million for potential sales tax exposure in the United States discussed in Note 15, Commitments and Contingencies, higher employee related costs of approximately $0.22 million associated with business growth and costs associated with the one time severance expense of the Company’s former Chief Financial Officer of approximately $0.08 million. In addition general and administrative expenses increased for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, due to increased facilities costs of approximately $0.11 million primarily related to the addition of office space in the second quarter of 2020 to support the growth of the Company and professional fees of approximately $0.09 million incurred to support increased required public company regulations. Depreciation expense increased by approximately $0.09 million primarily due to the Company’s continued investment in software development.

Amortization of intangible assets increased for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The increase in intangible amortization is principally due to the additions of intangibles as part of the acquisition of the Perfect Audience business in November 2019.

				Percent
	Three Months Ended		Change	Change
	September 30,		from	from
	2020	2019	Prior Year	Prior Year
Other
Other expense, net	$(14,075)	$(15,781)	$1,706	-11%
Provision (benefit) for income taxes	1,706	(2,291)	3,997	-174%

Other expense is generally related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency, as well as interest expense related to our line of credit, and SBA loans. During the three months ended September 30, 2020, the Company incurred foreign currency gains of approximately $0.01 million compared to approximately losses of approximately $0.03 million to the same period in 2019. The Company incurred $0.04 million of interest expense in the three months ended September 30, 2020 compared to approximately $0 in the same period in 2019.

During the three months ended September 30, 2020, our income tax provision was related to income derived in foreign jurisdictions at the applicable statutory tax rates. We have recorded a full valuation allowance against all of our U.S. net operating loss deferred tax assets, as a result there is no tax benefit recorded on the income statement for those losses. For the three months ended September 30, 2019, our income tax benefit related to losses derived in foreign jurisdictions at the applicable statutory tax rates

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

				Percent
	Nine Months Ended		Change	Change
	September 30,		from	from
	2020	2019	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$21,630,466	$16,567,696	$5,062,770	31%
Cost of Sales	6,109,949	5,014,964	1,094,985	22%
Gross Profit	$15,520,517	$11,552,732	$3,967,785	34%

Revenues increased $5.06 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to growth in our SharpSpring Marketing Automation customer base, the price increase put in place in 2020, and addition of the Perfect Audience platform. Revenues for our SharpSpring Marketing Automation increased to $19.62 million in the nine months ended September 30, 2020, from $16.4 million in the nine months ended September 30, 2019. The Perfect Audience platform acquired in November of 2019 generated an additional $1.87 million of new revenue for the nine months ended September 30, 2020. This growth in revenues was slightly offset by reduced revenue from our SharpSpring Mail+ product, which declined from approximately $0.18 million for the nine months ended September 30, 2019 to approximately $0.14 million for the nine months ended September 30, 2020.

Cost of services increased $1.09 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to increased employee related costs associated with providing and supporting our technology platform to more customers of approximately $0.16 million and increased hosting costs of approximately $0.62 million associated with the growth of the Company. As a percentage of revenues, cost of services was 28% and 30% of revenues for the nine months ended September 30, 2020 and 2019, respectively. This represents a year-over-year improvement in gross margin due to increased revenue scale and operating leverage.

				Percent
	Nine Months Ended		Change	Change
	September 30,		from	from
	2020	2019	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$8,134,363	$8,976,466	$(842,103)	-9%
Research and development	4,443,956	3,684,314	759,642	21%
General and administrative	7,383,655	6,154,295	1,229,360	20%
Intangible asset amortization	489,348	285,750	203,598	71%
	$20,451,322	$19,100,825	$1,350,497	7%

Sales and marketing expenses decreased $0.84 million for the nine months ended September 30, 2020, as compared to the same period in 2019. The decrease was primarily due to a change to utilizing an outbound marketing approach to source more leads internally, which increased our employee related costs, while driving down our marketing program spend for lead generation activities. Program spend decreased by approximately $2.06 million compared to same period last year. Employee-related costs increased by approximately $1.12 million. Other non-employee and non-program costs increased by approximately $0.10 million compared to the same period in 2019.

Research and development expenses increased $0.76 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to additional hiring of development and quality assurance staff since last year. Employee-related costs for this group increased by approximately $0.55 million in the nine months ended September 30, 2020, compared to the same period in 2019. Non-employee-related costs, including outsourced development, for this group increased by approximately $0.19 million in the nine months ended September 30, 2020, compared to the same period in 2019. These costs were partially offset by capitalized software development work of approximately $0.56 million for the nine months ended September 30, 2020, compared to approximately $0.58 million in the same period in 2019.

General and administrative expenses increased approximately $1.23 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to higher employee related costs associated with business growth of approximately $0.52 million, a contingent loss accrual of $0.26 million in the third quarter of 2020 for potential sales tax exposure in the United States discussed in Note 15, Commitments and Contingencies, increased facilities costs of approximately $0.20 million primarily associated with the Company adding additional office space in the second quarter of 2020 to support the growth of the Company, and increased professional fees of approximately $0.22 million during the nine months ended September 30, 2020 compared to nine months ended September 30, 2019 incurred to support increased required public company regulations. Additionally, corporate governance costs decreased during this period due to the Company’s one time 2019 franchise tax settlement payment of approximately $.32 million Depreciation expense increased by approximately $0.25 million primarily due to the Company’s continued investment in software development during the nine month ended September 30, 2020. The Company made $0.10 million in donations to various charities in the nine months ended September 30, 2020 compared to approximately $0.03 in the same period in 2019.

Amortization of intangible assets increased for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The increase in intangible amortization is principally due to the additions of intangibles as part of the acquisition of the Perfect Audience business in November 2019.

				Percent
	Nine Months Ended		Change	Change
	September 30,		from	from
	2020	2019	Prior Year	Prior Year
Other
Other expense, net	$(73,630)	$(161,873)	$88,243	-55%
Loss on induced conversion	-	(2,162,696)	2,162,696	-100%
Gain on embedded derivative	-	214,350	(214,350)	-100%
Provision (benefit) for income taxes	(1,503,625)	835	(1,504,460)	-180175%

Other expense is generally related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency, as well as interest expense related to our convertible notes, line of credit, and SBA loans. During the nine months ended September 30, 2020 incurred foreign currency losses of approximately $0.10 million compared to approximately $0.05 million to the same period in 2019. The Company incurred approximately $0.08 million of interest expense in the nine months ended September 30, 2020 compared to approximately $0.14 million in the same period in 2019. The Company received interest related to a tax refund received in September 2020 of approximately $0.05 million.

On May 9, 2019, the Company entered into an agreement to convert the Convertible Notes. As a result of the conversion the company realized a gain on the embedded derivative of $0.19 million and a loss on conversion of debt of $2.16 million during the nine months ended September 30, 2019.

During the nine months ended September 30, 2020, our income tax benefit was primarily related to a carryback of net operating loss for our consolidated U.S. entities for the years prior to 2019 as result of changes to the tax law from the CARES Act. Prior to March 31, 2020, we had recorded a full valuation allowance against all of our U.S. net operating loss deferred tax assets, so there is no tax benefit recorded on the income statement for those losses. For the nine months ended September 30, 2019, our income tax benefit primarily related to losses derived in foreign jurisdictions at the applicable statutory tax rates

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of operating cash inflows are payments from customers for use of our SharpSpring Marketing Automation and Perfect Audience platforms. Such payments are primarily received monthly from customers but can sometimes be received in advance of providing the services, yielding a deferred revenue liability on our consolidated balance sheet. In addition to the operating cash flows the Company utilized several other sources of cash flows in 2020. In June 2020 we received a tax refund of approximately $1.60 million as net operating losses in prior years that could be realized as part of the tax law changes in the CARES Act. In addition to the tax refund the Company received approximately $3.40 million from the SBA Loan in April 2020. In March 2020, the Company drew down on its available $1.90 million line of credit. In March of 2019, the Company issued 885,500 shares of common stock and received approximately $10.65 million in cash.

Our primary sources of cash outflows from operations include payroll and payments to vendors and third-party service providers.

Analysis of Cash Flows

Net cash used in operating activities decreased by $4.82 million to $1.21 million used in operations for the nine months ended September 30, 2020, compared to approximately $6.03 million used in operations for the nine months ended September 30, 2019. The decrease in cash used in operating activities was attributable primarily to the Company reducing the loss before income taxes from $9.66 million during the nine months ended September 30, 2019 to a loss before taxes of $5.0 million in the nine months ended September 30, 2020. The Company received an approximate $1.60 million tax refund in June 2020.

Net cash used in investing activities was approximately $0.96 million during the nine months ended September 30, 2020, compared to approximately $1.06 million used during the nine months ended September 30, 2019. The change in cash used for investing activities is primarily related to the decrease of approximately $0.08 million in investment in property and equipment in the nine months ended September 30, 2020. The Company delayed any non-essential capital expenditures, which will allow us to continue to maintain flexibility during the COVID pandemic.

Net cash provided by financing activities was $5.46 million during the nine months ended September 30, 2020, compared to $11.6 million net cash received from financing activities during the nine months ended September 30, 2019. The primary sources of the cash provided by financing activities is related to the Company’s $1.90 million line of credit and $3.40 million loan from the SBA Loan. In March 2019, the Company received approximately $10.65 million from the issuance of common stock, net of issuance costs. The Company also received approximately $0.19 million from the exercise of employee stock options during the nine months ended September 30, 2020 compared to approximately $0.93 million from the exercise of employee stock options during the nine months ended September 30, 2019.

We had net working capital of approximately $9.36 million and $10.38 million as of September 30, 2020 and December 31, 2019, respectively. Our cash balance was $15.0 million at September 30, 2020, reflecting the $1.90 million received from the draw on our line of credit in March 2020, the proceeds of the SBA Loan of $3.40 million, and tax refund of approximately $1.60 million received in June 2020. Our cash balance was $11.88 million on December 31, 2019, reflecting net $10.65 million received from the stock offering, net of issuance costs, in March 2019.

Contractual Obligations

As of September 30, 2020, there were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 16, 2020, as amended on April, 30 2020, other than those appearing in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

As of the end of the period presented in this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to material weaknesses in our internal control over financial reporting described below in Management’s Annual Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective as of December 31, 2019. There were no changes to our disclosure controls or procedures during the quarter ended September 30, 2020 that materially affected or are reasonably likely to materially affect our financial reporting.

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

Changes in Company Internal Controls

The Company continues to evaluate, plan, and remediate the material weaknesses identified. During the period ending September 30, 2020 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Employee Agreement – Aaron Jackson (incorporated by reference to the Company’s Form 8-K/A filed on 7/23/20)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SharpSpring, Inc.

By:	/s/Richard A. Carlson
Richard A. Carlson
Chief Executive Officer and President (Principal Executive Officer) Date: November 16, 2020

SharpSpring, Inc.

By:	/s/ Aaron Jackson
Aaron Jackson Interim Chief Financial Officer
(Principal Financial Officer) Date: November 16, 2020

