Form 10-K
period 2020-12-31
SharpSpring, Inc.
filed 2021-03-30
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $83,464,822 as of June 30, 2020.

As of March 22, 2021, there were 12,819,201 outstanding shares of the registrant’s common stock, $.001 par value.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2021 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

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

The Company’s Perfect Audience platform expands our product and service offering into advertisement retargeting for small businesses. The Perfect Audience platform employs a usage-based revenue model. Revenue from this platform is dependent on the number of ads placed through the platform and the effectiveness of that ad space.

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

Markets & Competition

Our SharpSpring products compete primarily in the marketing automation, revenue growth, and advertisement retargeting markets. The market for marketing automation software and related solutions is evolving and highly competitive with expected competition to increase as barriers decrease as does complexity of the technology decreases. SharpSpring entered the market in 2014 with a highly competitive offering that achieved meaningful customer adoption in its first few years after launch. As of December 31, 2020, the SharpSpring platforms collectively had over 3,500 paying customers and over 10,000 businesses using the platform, including agencies, agency clients, and direct end-user customers.

SharpSpring

We face competition from cloud-based software and SaaS companies, including HubSpot, Act-On, Pardot (part of Salesforce.com), and ActiveCampaign for our flagship Marketing Automation platform. We differentiate ourselves from the competition with the integration of specific tools designed for digital marketing agencies, and with SharpSpring’s advanced features, ease of use, platform flexibility, and value compared to other competitive offerings. SharpSpring is designed as a solution for small or mid-sized businesses but focuses on selling to marketing agencies, who serve as partners providing a distribution channel to their clients.

The majority of SharpSpring customers are digital marketing agencies. A digital marketing agency is a firm that specializes in helping clients, usually small or mid-sized businesses, with their digital marketing initiatives like websites, email marketing, search engine optimization, social campaigns, pay-per-click advertising and other digital lead generation activities. We have built special tools in the SharpSpring application to allow agencies to manage their clients on the platform and optimize their efforts across their portfolio. We also have special pricing to agency customers to allow them the flexibility to resell the platform at a profit and manage their client relationships. In general, when we sell SharpSpring to an agency customer, we provide the agency with a SharpSpring license for the agency to use, plus a 3-pack of client licenses for the agency to deploy to their client base. This agency license and the pack of licenses are generally sold for a monthly recurring fee, plus an up-front onboarding fee. The agency has complete discretion over the pricing of the platform to their clients for the use, implementation, and services related to SharpSpring. If an agency utilizes its pack of licenses and adds additional clients on to the platform, there is a monthly per-client fee charged to the agency based on the number of additional licenses the agency has deployed to their clients. Additionally, we charge customers for certain items if the volume or transactional limits are exceeded, such as emails sent, or contacts stored in the platform. In most cases, we provide support to the agency and the agency provides support to their clients on the platform. However, for additional fees, we can provide product support to the agency’s client directly. Our objective is to partner with the agencies to grow and expand our businesses together using the SharpSpring platform.

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

We are part of a continually evolving and highly competitive marketplace. Most of our competitors have more extensive customer bases, broader customer relationships, longer operating histories, and greater name recognition than we have. Additionally, some of our current and potential competitors have significantly more financial, technical, marketing and other resources than we have, and are able to devote greater resources to the development, promotion, sale and support of their products and services. We face competition from AdRoll, Criteo, Facebook, Google, and The Trade Desk, as well as other online advertising companies. Barriers to entry exist in the advertising retargeting market due to complexity of systems but are decreasing as technology complexity decreases.

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

Our SharpSpring product sales process involves targeting customers, completing product demos, and advancing customers through our marketing and sales pipeline to conversion using our SharpSpring Marketing Automation product. Since SharpSpring was launched fairly recently in 2014, brand recognition today is growing, but still fairly limited. Therefore, we are more reliant on our marketing campaigns and search engine traffic to attract potential leads. Nearly all of our marketing efforts to date have been focused on digital marketing agencies, and as of December 31, 2020 we have approximately 2,000 marketing agency partners. These agencies become customers and are able to resell SharpSpring to their clients, while paying increased fees to us as their client count expands beyond the base license pack. This allows the agency to provide services and first-level support for their clients, which increases their own revenues from the end client and creates a longer-lasting relationship overall between the agency and client. We also sell SharpSpring directly to end-users and have over 500 direct end user customers on the platform. The Company’s sales are done primarily through internal resources, but a small number of third-party resellers were also used during 2020.

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

Customers

As of December 31, 2020, we had approximately 2,500 customers for our SharpSpring product, the majority of which were marketing agencies who resell SharpSpring to their clients.

As of December 31, 2020, we had approximately 600 customers using our SharpSpring Mail+ product.

As of December 31, 2020, we had approximately 600 customers using our Perfect Audience platform.

The vast majority of our SharpSpring Marketing Automation customers are on month-to-month agreements and are generally charged in arrears. We have a small number of customers that prepay for longer periods, such as quarterly or annually. Perfect Audience customers generally are on month-to-month agreements and pay a deposit in advance of the service being provided. They are subsequently charged for usage of the platform at the time of use.

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

Perfect Audience is separate standalone platform that provides multi-channel retargeting to known leads, plus targeted advertising to new prospects via lookalike audience functionality. It empowers marketers to create, manage, and optimize their ad campaigns across thousands of sites using Google, Facebook, Instagram, leading ad exchanges and partner networks. Ads placed via the platform can be seamlessly dispersed and measured across every major advertising network, including Google, Facebook, Yahoo!, AppNexus, Rubicon, Xandr, and Smaato, providing the tools marketers need to drive incremental leads and sales, while tracking the ROI of their ad spend. With multiple ad networks at their disposal, users can select the best channels for their business’ needs.

Our platforms are hosted in third party data centers on virtual cloud-based infrastructure. During 2020, these providers included Google Compute and Amazon Web Services. These data centers use a mixture of biometric access controls, redundant power, environmental controls and secure internet connection points to ensure uptime and data security. Email sending technology is a key part of the application, and we rely on a third party to deliver our platform’s email. We monitor our services for availability, performance and security. We rely on our data center and service providers to maintain peak operating conditions in their businesses and to quickly address issues related to their service as they arise.

Key Performance Indicators

In addition to financial performance, we measure the performance of several key performance indicators, including:

•	Customer acquisition costs (CAC)
•	Net revenue dollar retention
•	Average revenue per user (ARPU)
•	Expected lifetime value (LTV)

Intellectual Property

The Company has one patent for developed technology related to the Perfect Audience platform. This patent has a remaining life of approximately 15 years as of December 31, 2020.

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

Human Capital Management

Our people are what makes SharpSpring not only a successful company, but also a great place to work. We are motivated by doing great things with great people to achieve a common goal of providing value to our customers through the power of marketing automation. Helping our thousands of customers grow their business is made possible by our employees continually improving each and every part of what we do.

As of December 31, 2020, we have approximately 250 full-time employees located in the United States supporting our operations. None of our employees are covered by collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

We provide competitive compensation and benefits for our employees across the United States. Our compensation packages may include base salary, commission or quarterly bonuses, and stock-based compensation. We also offer a generous benefits package which includes medical, vision, and dental plans, four weeks of paid time off, life and disability insurance, and a 401(k) matching contributions program designed to provide employee benefits competitive with those offered by our peers and other companies with which we compete for talent. We regularly evaluate our compensation and benefit offerings to ensure competitiveness and make adjustments as needed.

SharpSpring is a diverse and inclusive work environment that promotes partnership in and outside of the office. We believe our Company culture fosters a sense of family that allows us to attract and retain the best talent, which is critical to our continued success. We embrace teamwork and investing in each other’s success, rewarding employees for their hard work and dedication. We take pride in our employees communicating openly, providing the highest level of customer support, developing a product that creates value for our customers, being a leading-edge workplace with a small-town feel, and giving back to our community. SharpSpring has launched various initiatives to ensure our entire staff feels respected and included regardless of their background. Every quarter we ask our employees to complete an employee engagement survey, which covers overall employee morale, team dynamics, work from home, and other topics to ensure our employees are staying engaged and are supported to the best of our abilities. Our most recent survey results showed that the vast majority of our employees feel supported, valued, and have the resources they need to be successful in their career.

In an effort to protect the safety and well-being of our employees, during the outset of the COVID-19 pandemic, we transitioned to a fully remote workforce in March of 2020, and we continue to successfully operate in a remote environment today until we can safely return to our office. Even once it is safe to return to the office, SharpSpring will allow employees to work remotely, from our corporate headquarters, or a hybrid of the two options. At the onset of COVID we were unsure what lay ahead for not only our Company, but the global economy. As such we asked staff to take temporary take a pay cut, with executives taking deeper cuts, as well as temporarily pausing our Company bonus and 401(k) Company match program. Full salaries and bonuses for all employees were restored in November of 2020. The 401(k) Company match program was restored in March of 2021.

Properties

Our corporate headquarters is a leased office facility located in Gainesville, FL. Presently, we lease approximately 45,000 rentable square feet of office space.

Financial Information About Segments

The Company operates as one reportable segment with two operating segments. Our operating segments consist of our SharpSpring Marketing Automation segment and Perfect Audience Ad Retargeting segment in accordance with ASC 280. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s chief executive officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assess the performance of these resources between our two operating segments. We do not separately allocate operating expenses, nor do we fully allocate assets to these operating segments. In accordance with ASC 280, we aggregate our two operating segments as one operating segment for financial reporting purposes. The Company does not present geographical information about revenues because it is impractical to do so.

The SharpSpring Marketing Automation segment consists of all revenue related to our flagship Marketing Automation product as well as our Mail+ and CRM products.

Our Perfect Audience Ad Retargeting segment consists of all revenues associated with our Perfect Audience ad retargeting platform.

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

Summary of Risk Factors

The risk factors detailed in Item 1A entitled “Risk Factors” in this Annual Report on Form 10-K are the risks that we believe are material to our investors and a reader should carefully consider them. Those risks are not all of the risks we face, and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. The following is a summary of the risk factors detailed in Item 1A:

•	We have a history of losses and may not achieve profitability in the future.

•	The extent to which the COVID-19 pandemic will adversely impact our business, financial condition and results of operations is highly uncertain and cannot be predicted.

•	The majority of our products and services are sold pursuant to short-term subscription agreements, and if our customers elect not to renew these agreements, our revenues may decrease.

•	If we fail to enhance our existing products and services or develop new products and services, our products and services may become obsolete or less competitive and we could lose customers.

•

Interruptions or delays in service from our third-party data center providers could impair our ability to deliver our platform to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue.

•

Existing and future federal, state and foreign laws which regulate Internet tracking software, the senders of commercial emails and text messages, website owners and other activities, and could impact the use of our marketing tools which may negatively affect our business.

•	We may need additional capital in the future, which may not be available to us on favorable terms, or at all, and may dilute your ownership of our common stock.

•	Our quarterly results may fluctuate and if we fail to meet the expectations of analysts or investors, our stock price could decline substantially.

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

SharpSpring depends on the services of third-party vendors to deliver data and provide our software and services. In the future if any of these third-party services are interrupted or terminated our ability to continue provide service to our customers will deteriorate. Any such deterioration could adversely affect our business and our ability to generate revenue. Presently, the strain of coronavirus known as COVID-19 has the potential to interrupt many, if not all, of the third-party vendors upon which we rely.

Our inability to successfully integrate our Perfect Audience business or other acquired businesses, assets, products or technologies which could harm our operating results.

We acquired from Marin Software Incorporated the assets and certain liabilities that comprise our Perfect Audience platform in November 2019. As part of this acquisition, we negotiated certain services to facilitate the smooth transition of the Perfect Audience business. We have limited experience in successfully acquiring and integrating businesses, products and technologies, and we may not achieve the synergies or other benefits we expected to achieve, and we may incur write-downs, impairment charges or unforeseen liabilities that could negatively affect our operating results or financial position or could otherwise harm our business.

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

We have customers in various international jurisdictions. Our international operations present unique challenges and risks to our Company. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could interfere with our ability to offer our products and services to one or more countries or expose us or our employees to fines and penalties. These laws and regulations include, but are not limited to, tax laws, data privacy and filtering requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Violations of these laws and regulations could result in monetary damages, criminal sanctions against us, our officers, or our employees, and prohibitions on the conduct of our business. Our international operations also subject us to additional foreign currency exchange rate risks and will require additional management attention and resources. Our international operations subject us to other inherent risks, including, but not limited to:

•	the impact of recessions in economies outside of the United States
•	changes in and differences between regulatory requirements between countries
•	The extent of the impact of the novel strain of coronavirus known as COVID-19 on global commerce
•	U.S. and foreign export restrictions, including export controls relating to encryption technologies
•	anti-SPAM laws and other laws that may differ materially from U.S. laws
•	reduced protection for and enforcement of intellectual property rights in some countries
•	potentially adverse tax consequences
•	difficulties and costs of staffing and managing foreign operations
•	political and economic instability
•	international conflicts, wars or terrorism
•	tariffs and other trade barriers
•	seasonal reductions in business activity

Our failure to address these risks adequately could materially and adversely affect our business, revenue, results of operations, cash flows and financial condition.

We could be materially affected by the fluctuations of the U.S. Dollar against the Euro, Swiss Franc, South African Rand or British Pound.

In 2020, approximately 85% of our revenues are currently generated in U.S. Dollars, while approximately 15% of our revenues are denominated in other currencies, including, but not limited to the Euro, Swiss Franc, South African Rand and British Pound. Our costs are generally incurred in similar currencies. Currency exchange rates can fluctuate dramatically, which will impact the amount of revenue we will record when translated to U.S. Dollars and will impact the amount of costs that we incur when translated to U.S. Dollars. Although our cost currencies are generally aligned to our revenue currencies, variances exist between the rate we incur costs in each currency compared to the revenue. Therefore, changes to currency rates may dramatically impact profitability.

The United Kingdom's withdrawal from the European Union could have an adverse impact on our business, financial condition, operating results and cash flows.

On January 31, 2020, the United Kingdom ("U.K.") withdrew from the European Union ("E.U."), commonly referred to as Brexit. The U.K. and E.U. agreed to participate in a transition period, which expired on December 31, 2020, to negotiate a trade agreement and other aspects of their future relationship. The U.K. is now no longer a part of the single market and customs union of the E.U.

Although post Brexit, a trade agreement between the U.K. and E.U. is in effect, the economic path forward is uncertain. This may cause fluctuations in the value of the U.K. pound sterling and E.U. euro. Fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our expenses, earnings, cash flows, results of operations, and revenues. We do not engage in foreign currency hedging arrangements.

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

We currently depend on relationships with various publishers, including Facebook, Google, Xandr, OpenX, AppNexus, and Magnite (among others) Our display retargeting platform interfaces with these publishers’ platforms through Application Programming Interfaces (“APIs”). We are subject to the respective platforms’ standard API terms and conditions, which govern the use and distribution of data from these platforms. Our business significantly depends on having access to these APIs on commercially reasonable terms and our business would be harmed if any of these publishers, advertising exchanges or aggregators of advertising inventory discontinues or limits access to their platforms, modifies their terms of use or other policies or place additional restrictions on us as API users, or charges API license fees for API access. Moreover, some of these publishers, such as Google, market competitive solutions for their platforms. Because the advertising inventory suppliers control their APIs, they may develop competitive offerings that are not subject to the limits imposed on us through the API terms and conditions. Publishers, advertising exchanges and advertising inventory aggregators update their API terms of use from time to time and new versions of these terms could impose additional restrictions on us. In addition, publishers, advertising exchanges and advertising inventory aggregators continually update their APIs and may update or modify functionality, which requires us to modify our software to accommodate these changes and to devote technical resources and personnel to these efforts which could otherwise be used to focus on other priorities. Any of these outcomes could cause demand for our products to decrease, our research and development costs to increase, and our results of operations and financial condition to be harmed.

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

Our principal competitors include marketing automation companies like HubSpot, Pardot (part of Salesforce.com), Act-On, and ActiveCampaign. Companies can also utilize various point solutions to provide individual marketing capabilities for things like email campaigns, landing pages, forms and analytics, which are all features in a marketing automation solution. Competition could result in reduced sales, reduced margins or the failure of our products to achieve or maintain more widespread market acceptance, any of which could harm our business.

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

As a smaller reporting company that is not an accelerated filer, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects.

As a smaller reporting company that is not an accelerated filer we (i) are able to provide simplified executive compensation disclosures in our filings, (ii) are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting and (iii) have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

We will remain a smaller reporting company until the beginning of a fiscal year in which we had a public float of $250 million held by non-affiliates as of the last business day of the second quarter of the prior fiscal year, assuming our common stock is registered under Section 12 of the Exchange Act on the applicable evaluation date or our Company has annual revenues of less than $100 million and a public float of less than $700 million. However, even if we remain a smaller reporting company, if our public float exceeds $75 million and our annual revenues are greater than $100 million, we will become an accelerated filer and subject to the provisions of Section 404(b) of the Sarbanes-Oxley Act.

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

While we have established contingency plans for certain potential disasters, it is possible that an unexpected disaster may occur, which could interrupt our ability to provide services. We also depend on the efficient and uninterrupted operations of our third-party data centers and hardware systems. The data centers and hardware systems are vulnerable to damage from earthquakes, tornados, hurricanes, fire, floods, power loss, telecommunications failures, public health emergencies, and similar events. If any of these events results in damage to our facilities or third-party data centers or systems, we may be unable to operate our services until the damage is repaired or the disruption is remedied and may accordingly lose customers and revenues. In addition, subject to applicable insurance coverage, we may incur substantial costs in repairing any damage.

System failures could reduce the attractiveness of our service offerings, which could cause us to suffer a decline in revenues and profitability.

The satisfactory performance, reliability and availability of the technology and the underlying network infrastructure are critical to our operations, level of customer service, reputation and ability to attract and retain customers. We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. We are not aware of any loss of customers due to material service interruptions. However, any systems damage or interruption that impairs our ability to accept and fill customer orders could result in an immediate loss of revenue to us and could cause some customers to purchase services offered by our competitors. In addition, frequent systems failures could harm our reputation. Some factors that could lead to interruptions in customer service include: operator negligence; improper operation by, or supervision of, employees; physical and electronic break-ins; misappropriation; computer viruses and similar events; power loss; computer systems failures; Internet and telecommunications failures; and public health emergencies. Our business interruption insurance may not be sufficient to fully compensate us for losses that may occur.

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

With one limited exception related to our retargeting platform, we rely upon unpatented proprietary technology, processes and know-how and trade secrets for our Marketing Automation solution and retargeting platform and we do not have plans to file for additional patent protection. Further, even if we file for additional patent protection, there is no assurance that it will be approved by the US Patent and Trademark Office. Although we try to protect this information in part by executing confidentiality agreements with our employees, consultants and third parties, such agreements may offer only limited protection and may be breached. Any unauthorized disclosure or dissemination of our proprietary technology, processes and know-how or our trade secrets, whether by breach of a confidentiality agreement or otherwise, may cause irreparable harm to our business, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise be independently developed by our competitors or other third parties. If we are unable to protect the confidentiality of our proprietary information, processes and know-how or our trade secrets are disclosed, the value of our technology and services could be adversely affected, which could negatively impact our business, financial condition and results of operations.

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

In addition to GDPR, California enacted a similar law to GDPR, the California Consumer Privacy Act (CCPA), which took effect in January 2021. The CCPA similarly imposes new obligations with regards to customer data collection and protection. We continue to monitor GDPR, CCPA, and any new or upcoming regulations to ensure compliance and their impact on our ability to provide our Marketing Automation services display retargeting to our customers.

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

A continuing economic downturn could negatively affect the business sector, which may cause our customers to terminate existing accounts with us or cause potential customers to fail to purchase our products, resulting in a decrease in our revenue and impairing our ability to operate profitably.

Our platforms and services are designed specifically for small and medium size organizations, including small and medium size businesses, associations and non-profits that frequently have limited budgets and may be more likely to be significantly affected by economic downturns than their larger, more established counterparts. Small organizations may choose to spend their limited funds on items other than our products. Moreover, if small organizations experience economic hardship, they may be unwilling or unable to expend resources on marketing, including email marketing, which would negatively affect the overall demand for our products, increase customer attrition and could cause our revenue to decline. In addition, we have limited experience operating our business during an economic downturn. Accordingly, we do not know if our current business model will continue to operate effectively during a continuing economic downturn. Furthermore, we are unable to predict the likely duration and severity of the adverse economic conditions in the U.S. and other countries, but the longer the duration the greater risks we face in operating our business. There can be no assurance, therefore, that worsening economic conditions, or a prolonged or recurring recession, will not have a significant adverse impact on our operating and financial results.

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

As Internet commerce continues to evolve, federal, state and foreign governments may adopt new laws to regulate Internet commerce, which may negatively affect our business.

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

We rely on the collection of data from various sources, which may be restricted by consumer choice, clients, publishers and browsers or other software, changes in technology, and new developments in laws, regulations, and industry standards.

Our ability to optimize the delivery of internet advertisements for our clients depends on our ability to successfully leverage data, including data that we collect from our clients, data we receive from our publisher partners and third parties, and data from our own operating history. We collect information about the interactions of users with our customers’ and publishers’ digital properties (including, for example, information about the placement of advertisements and users’ shopping or other interactions with our clients’ websites or advertisements). Our ability to successfully leverage such data depends on our continued ability to access and use such data, which could be restricted by a number of factors, including consumer choice, restrictions imposed by counterparties (such as clients, supply sources and publishers, who may also compete with us for advertising spend and inventory) and web browser developers or other software developers, changes in technology, including changes in web browser technology, increased visibility of consent or “do not track” mechanisms or “ad-blocking” software, and new developments in, or new interpretations of, laws, regulations and industry standards. These types of restrictions could materially impair the results of our operations.

Web browser developers, such as Apple, Mozilla Foundation, Microsoft, and Google, have implemented or may implement changes in browser or device functionality that impair our ability to understand the preferences of consumers, including by limiting the use of third-party cookies or other tracking technologies or data indicating or predicting consumer preferences. Today, three major web browsers — Apple’s Safari, Mozilla’s Firefox and Microsoft’s Edge — block third party cookies by default. Internet users can also delete cookies from their computers at any time. In January 2020, Google announced that it plans to phase out support for third-party cookies in Chrome by early 2022. Google controls more than 60% of the browser market and has an even more dominant position in the digital advertising market. These web browser developers have significant resources at their disposal and command substantial market share, and any restrictions they impose could foreclose our ability to understand the preferences of a substantial number of consumers. Although we are actively in the process of moving our business away from third-party cookies, if we are blocked from serving advertisements to a significant portion of internet users, our business could suffer and our results of operations could be harmed.

Similarly, Internet users are increasingly able to download “ad-blocking” software, including on mobile devices, which prevent third-party cookies from being stored on a user’s computer and block advertisements from being displayed to such user. In addition, Google has introduced ad blocking software in its Chrome browser that blocks certain ads based on quality standards established under a multi-stakeholder coalition. If such a feature inadvertently or mistakenly blocks ads that are not within the established blocking standards, or if such capabilities become widely adopted and the advertising technology industry does not collaboratively develop alternative technologies, our business could be harmed. The Interactive Advertising Bureau and Digital Advertising Alliance have also developed frameworks that allow users to opt out of the “sale” of their personal information under the CCPA, in ways that stop or severely limit the ability to show targeted ads.

In addition, search engines and other service providers that explicitly do not allow the tracking of data, such as DuckDuckGo, Inc., may be growing in popularity. If a significant number of web browser users switch to advertising-free services or platforms, our business could be materially impacted. Further, mobile devices allow users to opt out of the use of mobile device IDs for targeted advertising. For in-app advertising, data regarding interactions between users and devices are tracked mostly through stable, pseudonymous mobile device identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier. These identifiers and privacy controls are defined by the developers of the mobile platforms and could be changed by the mobile platforms in a way that may negatively impact our business. For example, Apple announced in June 2020 that it will require user opt-in before permitting access to Apple’s unique identifier, or IDFA. Apple initially targeted September 2020 for implementing these changes but has pushed that date out until early Spring 2021. This shift from enabling user opt-out to an opt-in requirement is likely to have a substantial impact on the mobile advertising ecosystem and could harm our growth in this channel.

The data we gather is important to the continued development and success of our Perfect Audience platform. If too few of our clients provide us with the permission to share their data or if our clients choose to stop sharing their data, or if regulatory or other factors inhibit or restrict us from maintaining the data collectives underlying Perfect Audience, the value of Perfect Audience could be materially diminished, which could impact the performance of our products and materially impact our business.

The third parties upon which we rely for access to data may implement technical restrictions that impede our access to such data and revenue opportunities, which could materially impact our business and results of operations.

A substantial portion of the data we rely on comes from our publisher partners and other third parties, including advertising exchange platforms. Similarly, we rely on our publisher partners, advertising exchange platforms and other third parties for opportunities to serve advertisements through which we generate our revenue. Our ability to successfully leverage such data and successfully generate revenue from such opportunities could be impacted by restrictions imposed by or on our publisher partners or other third parties, including restrictions on our ability to use or read cookies or other tracking features or our ability to use real-time bidding networks or other bidding networks.

For example, in light of the GDPR, some platforms have imposed restrictions on our ability to bid on opportunities to serve ads. Third-party publishers are responsible under GDPR for gathering necessary user consents and indicating to platforms that Perfect Audience has been approved by the applicable users. As part of their efforts to comply with their understanding of the requirements of the GDPR, which are subject to interpretation, certain platforms that run advertising exchanges have required actions from such third party publishers with respect to such consents that appear to be stricter than what the regulations require. Similarly, some platforms and other relevant third parties may take similar actions in response to any new legislation or regulatory developments or interpretations in the future, in response to perceived user preferences, or for other reasons.

If third parties on which we rely for data or opportunities to serve advertisements impose similar restrictions or are not able to comply with restrictions imposed by other ecosystem participants, we may lose the ability to access data, bid on opportunities, or purchase digital ad space, which could have a substantial impact on our revenue.

Risks Related To Owning Our Securities

We have a history of losses and may not achieve profitability in the future.

We generated a net loss from operations of approximately $7.32 million in 2020. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand and grow our Marketing Automation and display retargeting platforms and obtain new customers. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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

In connection with one or more of those transactions, we may:

•	issue additional equity securities that would dilute our stockholders;
•	use cash that we may need in the future to operate our business;
•	incur debt on terms unfavorable to us or that we are unable to repay;
•	incur large charges or substantial liabilities;
•	encounter difficulties retaining key employees of the acquired company or integrating diverse business cultures;
•	become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges; and
•	encounter unfavorable reactions from investment banking market analysts who disapprove of our completed acquisitions.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to existing common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our certificate of incorporation, as amended, allows the Board of Directors to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders thereof the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock or other preferred stockholders and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock or existing preferred stock, if any.

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

Delaware law, as well as our certificate of incorporation, as amended, and bylaws, contains anti-takeover provisions that could delay or prevent a change in control of our Company, even if the change in control would be beneficial to our stockholders.

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

We cannot assure you that the market price for our common stock will remain at its current level, and a decrease in the market price could result in substantial losses for investors. The market price of our common stock may be significantly affected by one or more of the following factors:

•	announcements or press releases relating to our industry or to our own business or prospects;
•	regulatory, legislative, or other developments affecting us or our industry generally;
•	sales by holders of restricted securities pursuant to effective registration statements or exemptions from registration; and
•	market conditions specific to our Company, our industry and the stock market generally.

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

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, (Section 404), requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, the effectiveness of our internal control over financial reporting. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Furthermore, investor perceptions of our Company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

Stockholders

As of March 22, 2021, there were approximately 48 holders of record of our common stock including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Dividends

Our Company does not pay any cash dividends on its commons stock. Our Loan and Security Agreement with Western Alliance Bank restricts our ability to pay cash dividends on our common stock and it will continue to do so for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information regarding securities authorized for issuance.

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

We implemented a 10% reduction to salaries across most of the Company and paused quarterly bonuses in the second quarter of 2020. The Company reinstated full salaries and quarterly bonuses in November 1, 2020. The Company also paused its 401k matching programs. The Company also cut various other non-employee related costs across the board to ensure future flexibility. This included an approximate 40% reduction in the marketing program spend and putting a greater reliance on internal lead generation through the majority of 2020. The Company delayed any non-essential capital expenditures, which allowed us to maintain cash flow flexibility during the COVID pandemic.

The Company increased its cash position by $1.90 million by drawing down on our line of credit as described in Note 5, Credit Facility. As stated in Note 7, SBA Paycheck Protection Loans, the Company received $3.40 million from the Small Business Association (“SBA”) loan program in April 2020, which may be forgiven if the criteria defined by the SBA is met. The Company has filed the application for forgiveness with SBA but has not yet received a decision from the SBA as to whether full or part of the loans will be forgiven, as of December 31, 2020. We have also received an approximately $1.60 million tax refund in June 2020 as a result of historical net operating losses described in Note 10, Income Taxes. The SBA loan program and tax refund are both results of the CARES Act enacted by Congress in March. This cash infusion continues to allow for increased flexibility in these uncertain times. In addition, the Company received approximately $13.94 million from a stock offering, net of issuance costs, in December 2020.

While, the COVID-19 pandemic has made significant impact on the entire global economy, the SharpSpring sales and marketing platforms continue to generate demand in these uncertain times and as a SaaS product we can continue to provide our product to our customers while still practicing social distancing which is more difficult in other industries. During the year ended December 31, 2020, we activated 1053 new customers compared to 998 in the same period in 2019. We continue to bring in new leads, host demos, and drive sales at promising levels despite the downturns in the overall economy. We believe our tools offer our customers a chance to thrive in these uncertain times where others are diminishing. For customers that use the various features our platform provides, we are deeply embedded in their sales and marketing processes. Our Perfect Audience business has faced downward pressures beyond that of our Marketing Automation platform as the retargeting industry continues to experience difficulties as customers spend less on advertisements during this unprecedented time. We continue to invest in our product as we still expect long term growth from this business and believe the current economic climate for advertisement retargeting is temporary only due to COVID.

Despite COVID-19, the Company was able to continue to grow revenue in the year ended 2020 compared to the same period in 2019. Although revenue has increased, we believe the COVID-19 pandemic had an adverse effect on our revenue growth this period. It is possible that we could be further impacted from COVID-19 in subsequent quarters in ways that we presently do not anticipate; however, at this time, our business continues to grow. In addition, we have been able to maintain the size of our workforce while other companies are seeing layoffs in large numbers. The full extent of the impact to the Company due to the impact of the COVID-19 pandemic for the next year and beyond cannot be currently determined, but the Company has taken measures to best position itself to continue to be successful in these uncertain times. The extent to which the COVID-19 pandemic will impact the Company will depend on future developments, which are still uncertain and cannot be reasonably predicted, including the duration of the outbreak, the increase or reduction in governmental restrictions to businesses and individuals, the potential for a resurgence of the virus and other factors. The longer the COVID-19 pandemic continues, the greater the potential negative financial effect on the Company. We continue to evaluate the impact of global economic and health conditions to ensure our responses to these uncertain times are both timely and appropriate.

Results of Operations

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

				Percent
	Year Ended		Change	Change
	December 31,		from	from
	2020	2019	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$29,287,882	$22,699,386	$6,588,496	29%
Cost of Sales	8,062,564	7,142,416	920,148	13%
Gross Profit	$21,225,318	$15,556,970	$5,668,348	36%

Revenues from continuing operations increased approximately $6.59 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to growth in revenues from our SharpSpring Marketing Automation customer base, a price increase put in place in 2020, and the addition of the Perfect Audience platform which allowed for further cross-sale revenue from our existing customer base as well as adding a standalone customer base. Revenues for our SharpSpring Marketing Automation increased to approximately $26.6 million in 2020 from $22.2 million in 2019. During 2020, we continued to attract and acquire new customers on the SharpSpring platform, which contributed to our revenue growth. The Perfect Audience platform acquired in November of 2019 generated approximately $2.52 million of revenue for the year ended December 31, 2020 compared to $0.27 million for the year ended December 31, 2019. This growth in revenues was partially offset by reduced revenue from our SharpSpring Mail+ product, which declined from approximately $0.22 million for the year ended December 31, 2019 compared to approximately $0.18 million for the year ended December 31, 2020. We expect revenue to continue to increase in 2021 from the realization of the full year value of the net new SharpSpring customers acquired throughout 2020.

Cost of services increased for year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily due to additional cost from Perfect Audience associated with supporting the new product line. Employee related costs increased approximately $0.04 million. Hosting costs increased approximately $0.7 million associated with the addition of the Perfect Audience product and the growth of the SharpSpring platform and customer base. Cost of Sales increased in dollar terms for the year ended December 31, 2020 compared to the year ended December 31, 2019, however, as a percentage of revenue the Cost of Sales decreased significantly from 31.5% to 27.5% for the year ended December 31, 2019 compared to the year ended December 31, 2020. This improvement in gross margin is the result of continued improvement in efficiencies and improved operating leverage. Additionally, 2020 saw a temporary salary cut from April through October of 2020 as part of a cost cutting measure during the initial phases of COVID-19. We expect costs of sales to increase in 2021 in dollar terms, but remain relatively consistent as a percent of revenue, as we add more costs to support customers and promote growth in agency partner relationships while growing revenues.

				Percent
	Year Ended		Change	Change
	December 31,		from	from
	2020	2019	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$10,888,944	$11,785,227	$(896,283)	-8%
Research and development	6,072,103	5,036,613	1,035,490	21%
General and administrative	10,227,128	8,617,073	1,610,055	19%
Intangible asset amortization	642,149	381,000	261,149	69%
Impairment of goodwill	710,000	-	710,000	n/a
	$28,540,324	$25,819,913	$2,720,411	11%

Sales and marketing expenses decreased approximately $0.90 million for the year ended December 31, 2020, as compared to the same period in 2019. The decrease was primarily due to reducing marketing program spend and putting a greater reliance on internal lead generation through the majority of 2020, which increased our employee related costs. Program spend decreased by approximately $2.44 million compared to same period last year. Employee-related costs increased by approximately $1.62 million. The shift in costs from a program spend to employee related costs was due to a shift to an outbound lead generation strategy, which allowed for us to have better control over costs to acquire customers during the uncertainty of COVID-19. Other non-employee and non-program costs increased by approximately $0.06 million compared to the same period in 2019. During 2019, employee related costs included severance related to the Company’s former CRO in the amount of approximately $0.13 million. We expect sales and marketing expenses to increase in 2021 as we devote more resources to acquiring new customers and expect sales and marketing, as a percentage of revenue, to return to similar levels seen in 2019.

Research and development expenses increased for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily due to additional hiring of development and quality assurance staff since last year. Employee-related costs for this group increased by approximately $0.85 million in the year ended December 31, 2020, compared to the same period in 2019. Non-employee-related costs, including outsourced development, for this group increased by approximately $0.96 million in the year ended December 31, 2020, compared to the same period in 2019. These costs were partially offset by capitalized software development work which decreased by approximately $0.09 million to $0.74 million. We expect research and development spend to increase in 2021 as we increase our team to support future product development commensurate with the growth of our business but remain relatively consistent as a percentage of revenue.

General and administrative expenses increased for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily due to higher employee related costs associated with business growth of approximately $0.78 million, a contingent loss of $0.28 million accrued during 2020 for sales tax exposure in the United States discussed in Note 15, Commitments and Contingencies, and increased facilities costs of approximately $0.3 million primarily associated with the Company adding additional office space in the second quarter of 2020 to support the growth of the Company. Depreciation expense increased by approximately $0.32 million primarily due to the Company’s continued investment in software development. The Company made $0.10 million in donations to various charities in the year ended December 31, 2020 compared to approximately $0.03 million in the same period in 2019. The increase was partially offset by the decrease of $0.16 million of legal costs associated with the purchase of Perfect Audience incurred in the year end December 31, 2019 that was not incurred in year ended December 31, 2020. We expect general and administrative expenses to increase incrementally in dollar terms but decrease as a percent of revenue in 2021, as we add costs to support general business growth.

Amortization of intangible assets increased for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The increase in intangible amortization is principally due to the additions of intangibles as part of the acquisition of the Perfect Audience business in November 2019.

The Company incurred an impairment of goodwill related to its Perfect Audience reporting unit of approximately $0.71 million in the year ended December 31, 2020 as described in Note 4 in the Notes to the Consolidated Financial Statements.

				Percent
	Year Ended		Change	Change
	December 31,		from	from
	2020	2019	Prior Year	Prior Year
Other
Other expense, net	$(19,988)	$(147,338)	$127,350	-86%
Loss on induced conversion	-	(2,162,696)	2,162,696	-100%
Gain on embedded derivative	-	214,350	(214,350)	-100%
Provision (benefit) for income taxes	(1,505,965)	29,349	(1,535,314)	-5231%

Other expense is generally related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency, as well as interest expense related to our convertible notes, line of credit, and SBA loans. During the year ended December 31, 2020, the Company incurred foreign currency losses of approximately $0.02 million compared to approximately $0.04 million to the same period in 2019. The Company incurred approximately $0.1 million of interest expense in the year ended December 31, 2020 compared to approximately $0.14 million in the same period in 2019. The Company received interest related to a tax refund received in June 2020 of approximately $0.05 million.

On May 9, 2019, the Company entered into an agreement to convert the Convertible Notes. As a result of the conversion, the Company realized a gain on the embedded derivative of $0.21 million, and a loss on conversion of debt of $2.16 million during the year ended December 31, 2019. The Company incurred a loss on the embedded derivative of $0.40 million during the year ended December 31, 2018.

During the year ended December 31, 2020, our income tax benefit was primarily related to a carryback of net operating loss for our consolidated U.S. entities for the years prior to 2019 as result of changes to the tax law from the CARES Act. Prior to March 31, 2020, we had recorded a full valuation allowance against all of our U.S. net operating loss deferred tax assets, so there is no tax benefit recorded on the income statement for those losses. During the year ended December 31, 2020, our $1.50 million net income tax benefit is comprised of a federal benefit of approximately $1.56 million related to our NOL carrybacks, U.S. States’ income tax benefit of approximately $8,000, and income tax derived from foreign jurisdictions of approximately $59,000. During the year ended December 31, 2019, our income tax provision of approximately $29,000 was U.S. States’ income taxes of approximately $25,000 as well as approximately $4,000 of income tax related to foreign jurisdictions.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of operating cash inflows are payments from customers for use of our SharpSpring Marketing Automation and Perfect Audience platforms.  Such payments are primarily received monthly from customers but can sometimes be received annually in advance of providing the services, yielding a deferred revenue liability on our consolidated balance sheets.  In addition to the operating cash flows the Company utilized several other sources of cash flows in 2020.  In June 2020 we received a tax refund of approximately $1.60 million as net operating losses in prior years that could be realized as part of the tax law changes in the CARES Act.  In addition to the tax refund the Company received approximately $3.40 million from the SBA Loans in April 2020.  In March 2020, the Company drew down on its available $1.90 million line of credit. In December of 2020, the Company issued 1,000,000 shares of common stock and raised $13.9 million in cash, net of issuance costs.  In 2019 the Company raised approximately $15.6 million, net of issuance costs, from two separate secondary stock offerings in March and November 2019.

Our primary sources of cash outflows from operations include payroll and payments to vendors and third-party service providers.

Analysis of Cash Flows

Net cash used in operating activities decreased by approximately $5.18 million to approximately $2.85 million used in operations for the year ended December 31, 2020, compared to approximately $8.03 million used in operations for the year ended December 31, 2019. The decrease in cash used in operating activities was attributable primarily to the Company reducing our net loss from approximately $12.39 million during the year ended December 31, 2019 to a loss of approximately $5.83 million for the year ended December 31, 2020. Included in the improvement of the net loss is a $1.60 million benefit from the refund of income tax related to prior years’ net operating losses.

Net cash used in investing activities was approximately $1.15 million during the year ended December 31, 2020, compared to approximately $5.93 million used during the year ended December 31, 2019. The change in cash used for investing activities is primarily related the purchase of the Perfect Audience assets for $4.6 million in November 2019. In addition, net cash used in investing activities decreased approximately $0.22 million in investment in property and equipment and capitalized software development in the year ended December 31, 2020 as compared to the same period in 2019. The Company delayed any non-essential capital expenditures, which will allow us to continue to maintain flexibility during the COVID pandemic.

Net cash provided by financing activities was $20.47 million during the year ended December 31, 2020, compared to $16.56 million net cash received from financing activities during the year ended December 31, 2019. The primary sources of the cash provided by financing activities is related to the Company’s $1.90 million line of credit, $3.40 million of loans from the SBA Loans, and $13.9 million, net of issuance cost, from the issuance of 1,000,000 shares of common stock in December 2020. In 2019, the Company raised approximately $15.6 million, net of issuance costs, from two separate issuances of common stock in March and November 2019. The Company also received approximately $1.27 million from the exercise of employee stock options during the year ended December 31, 2020 compared to approximately $0.97 million from the exercise of employee stock options during the year ended December 31, 2019.

We had net working capital of approximately $22.81 million and $10.38 million as of December 31, 2020 and December 31, 2019, respectively. Our cash balance was $28.27 million at December 31, 2020 reflecting the $1.90 million received from the draw on our line of credit in March 2020, the proceeds of the SBA Loans of $3.40 million, tax refund of approximately $1.60 million received in June 2020, and received $13.9 million in cash received from the stock offering, net of issuance costs, in December 2020. Our cash balance was $11.88 million on December 31, 2019, reflecting approximately $15.6 million cash received from two separate common stock issuances, net of issuance costs, in March and November 2019.

Contractual Obligations

SharpSpring favors short term agreements in order to maintain flexibility in future operations. From time-to-time SharpSpring will engage in contracts that are greater than 12 months. We typically rent our office facilities with leases involving multi-year commitments. Although some of our service contracts are on a month-to-month basis, we sometimes enter into non-cancelable service contracts for longer periods of time, some of which may last several years. SharpSpring may also enter into debt agreements that are greater than one year. Future minimum lease payments, payments due under non-cancelable service contracts, and debt obligations from contracts greater than 1 year are as follows as of December 31, 2020:

	Operating Leases	Debt Obligation
2021	1,321,598	2,630,962
2022	1,329,525	768,538
2023	1,369,159	-
2024	1,377,086	-
2025	1,416,720
Thereafter	4,109,161	-
Total Commitments	$10,923,249	$3,399,500

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

New Accounting Pronouncements

For information on recent accounting pronouncements, see Recently Issued Accounting Pronouncements in Note 2 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

Other than described below, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of Material Weaknesses in Internal Control Over IT and Financial Reporting

During the fiscal year ended December 31, 2019, in connection with our evaluation of the internal controls of the Company, we noted the following deficiencies that we consider to be material weaknesses:

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

During the year ended December 31, 2020, made changes to the Company’s internal control over financial reporting to remediate the above material weaknesses. In response to these material weaknesses the Company (i) established an IT Compliance Oversight function to provide stronger preventative and review controls around change-management over certain IT systems that support the Company’s financial reporting processes; (ii) established additional policies, protocols, and training related to change-management and user access review of key SaaS and internally hosted applications that support the Company’s financial reporting processes to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate SharpSpring personnel; (iii) implemented controls to address and maintain documentation of completeness and accuracy of system generated information used to support the operation of the controls; (iv) added additional accounting and finance personnel and implemented certain process level and management review controls to increase the Company’s segregation of duties and allow adequate time for proper documentation of observable evidence of review and approvals; (v) established an internal-audit function to provide further review of certain entity level controls, proper segregation of duties, and compliance of certain policies and procedures;

Upon review and testing of these remediation actions, the Company has remediated the material weaknesses identified above as of December 31, 2020. Based on this evaluation, management has concluded that our disclosure controls and procedures and internal control over financial reporting were effective as of December 31, 2020.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders.

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

ITEM 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2021.

SharpSpring, Inc.

By:	/s/ Richard A. Carlson
Richard A. Carlson
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard A. Carlson	Chief Executive Officer and President (Principal Executive Officer), Director	March 30, 2021
Richard A. Carlson

/s/ Aaron Jackson	Chief Financial Officer (Principal Financial Officer)	March 30, 2021
Aaron Jackson

/s/ Steven A. Huey	Chair of the Board of Directors	March 30, 2021
Steven A. Huey

/s/ Savneet Singh	Director	March 30, 2021
Savneet Singh

/s/ David A. Buckel	Director	March 30, 2021
David A. Buckel

/s/ Scott Miller	Director	March 30, 2021
Scott Miller

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

SharpSpring, Inc.

Gainesville, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SharpSpring, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2020, expressed an adverse opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2020. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment and Impairment of Goodwill

Description of Matter

As disclosed in Note 4 to the consolidated financial statements, the Company’s consolidated goodwill balance was $10,250,088 at December 31, 2020. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The fair value of each reporting unit is estimated using a weighting of income and market approaches which require the use of estimates and assumptions related to cash flow forecasts, comparable public companies, discount rates, and terminal values. Management’s cash flow forecasts included significant judgments and assumptions relating to revenue growth rates and overall future profitability.

The fair values of the Perfect Audience reporting unit did not exceed its carrying value as of the annual evaluation date; therefore, impairment expense of $710,000 was recognized during the year ended December 31, 2020 related to its goodwill. The impairment charge was recognized for the amount by which the carrying amount exceeded the reporting unit’s estimated fair value.

Management made significant judgments when developing the fair value estimate of the reporting unit. As a result, a high degree of auditor judgment and effort was required, including involving the use of our valuation specialists, in performing audit procedures to evaluate the reasonableness of management’s cash flow forecasts and the significant assumptions identified above. Significant uncertainty exists with these assumptions because they are sensitive to future market or economic conditions.

How We Addressed the Matter in Our Audit	Our audit procedures included the following:

•

Obtained an understanding of the internal controls and processes in place over the Company’s annual goodwill impairment review process, including management’s review of the significant assumptions described above.

•

Evaluated the reasonableness of management’s current revenue and EBITDA forecasts by comparing the forecasts to actual historical results and forecasted information provided by the Company along with information included in analyst and industry reports and certain peer companies’ disclosures.

	•	Evaluated management’s determination of reporting units and segments.

	•	Evaluation of market capitalization reconciliation for reporting units.

•

With the assistance of our valuation specialists, evaluated the valuation methodologies and significant assumptions, including discount rates, and developed a range of independent estimates and compared those to the significant assumptions used by management.

Revenue from Contracts with Customers

Description of Matter

The Company had $29,287,882 in revenues for the year ended December 31, 2020. As disclosed in Note 1 to the consolidated financial statements, the Company generates revenue primarily though charging customers subscription fees, professional services for onboarding and training. The Company also generates revenue through the Perfect Audience platform which is generally recognized after transferring control of the promised goods or services to customers, which occurs when a user clicks on an ad contracted on a cost per click basis, views an ad contracted on a cost per thousand impressions basis or views a video ad contracted on a cost per view basis.

The Company‘s revenue recognition process involves several applications responsible for the initiation, processing, and recording of transactions from the Company’s various sales channels, and the calculation of revenue in accordance with the Company’s accounting policy.

Auditing the Company's accounting for revenue from contracts with customers was challenging and complex due to the high volume of individually-low-monetary-value transactions, dependency on the effective design and operation of multiple applications, some of which are specifically designed for the Company’s business, and the use of multiple data sources in the revenue recognition process.

This matter required especially subjective auditor judgment and effort because of the number of information technology (IT) applications involved in the revenue recognition processes. This matter also included the need to involve IT professionals to assist with the performance of certain procedures.

How We Addressed the Matter in Our Audit

Based on our knowledge of the Company, we determined the nature and extent of procedures to be performed over revenue, including the determination of the revenue streams over which those procedures were performed. Our audit procedures included the following for each revenue stream where procedures were performed:

	•	Obtained an understanding of the internal controls and processes in place over the Company’s revenue recognition processes.

•

Assessed the recorded revenue by selecting a sample of transactions, analyzing the related contract, testing management’s identification of distinct performance obligations, and comparing the amounts recognized for consistency with underlying documentation.

•

Tested on a sample basis the completeness and accuracy of the underlying data within the Company’s billing system, tested data from the system to evaluate the completeness and accuracy of recorded revenue and deferred revenue amounts, traced a sample of sales transactions to source data, and tested a sample of cash to billings reconciliations.

•

Tested reconciliations of revenue per the accounting system to the billing system, revenue per the accounting system to the merchant system reports, and reconciled merchant reports to cash receipts received into the Company’s bank accounts.

•

Involved IT professionals with specialized skills and knowledge, who assisted in reviewing certain IT general controls over applications that are used by the Company in its revenue recognition process.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2016.

Atlanta, Georgia

March 30, 2021

SHARPSPRING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$28,267,792	$11,881,949
Accounts receivable, net of allowance for doubtful accounts of $56,135 and $12,455 at December 31, 2020 and December 31, 2019, respectively	323,130	340,344
Unbilled receivables	1,248,060	998,048
Income taxes receivable	54,449	15,010
Other current assets	1,433,543	1,363,366
Total current assets	31,326,974	14,598,717

Property and equipment, net	2,188,948	1,996,722
Goodwill	10,250,088	10,922,814
Intangibles, net	4,015,851	4,658,000
Right-of-use assets	8,352,028	5,281,530
Other long-term assets	611,857	549,022
Total assets	$56,745,746	$38,006,805

Liabilities and Shareholders' Equity
Accounts payable	$1,074,594	$2,052,538
Accrued expenses and other current liabilities	1,259,836	919,089
Line of credit	1,900,000	-
Deferred revenue	845,265	860,820
Income taxes payable	81,221	13,944
Lease liability, current portion	724,627	370,340
Notes payable, current portion	2,630,962	-
Total current liabilities	8,516,505	4,216,731

Lease liability, net of current portion	7,771,898	4,976,727
Notes payable, net of current portion	768,538	-
Total liabilities	17,056,941	9,193,458
Commitments and contingencies (Note 15)

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value, Authorized shares- 50,000,000; issued shares- 12,818,797 at December 31, 2020 and 11,537,163 at December 31, 2019; outstanding shares- 12,798,797 at December 31, 2020 and 11,517,163 at December 31, 2019	12,819	11,537
Additional paid in capital	75,544,966	58,851,285
Accumulated other comprehensive loss	(215,269)	(224,793)
Accumulated deficit	(35,569,711)	(29,740,682)
Treasury stock	(84,000)	(84,000)
Total shareholders' equity	39,688,805	28,813,347

Total liabilities and shareholders' equity	$56,745,746	$38,006,805

See accompanying notes to the consolidated financial statements.

SHARPSPRING, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended
	December 31,
	2020	2019

Revenue	$29,287,882	$22,699,386

Cost of services	8,062,564	7,142,416
Gross profit	21,225,318	15,556,970

Operating expenses:
Sales and marketing	10,888,944	11,785,227
Research and development	6,072,103	5,036,613
General and administrative	10,227,128	8,617,073
Intangible asset amortization	642,149	381,000
Impairment of goodwill	710,000	-

Total operating expenses	28,540,324	25,819,913

Operating loss	(7,315,006)	(10,262,943)
Other expense, net	(19,988)	(147,338)
Loss on induced conversion	-	(2,162,696)
Gain on embedded derivative	-	214,350

Loss before income taxes	(7,334,994)	(12,358,627)

(Benefit) provision for income taxes	(1,505,965)	29,349
Net loss	$(5,829,029)	$(12,387,976)

Net loss per share, basic and diluted	$(0.50)	$(1.20)

Shares used in computing net loss per share, basic and diluted	11,611,020	10,323,889

Other comprehensive income (loss):
Foreign currency translation adjustment, net	9,524	6,260
Comprehensive loss	$(5,819,505)	$(12,381,716)

See accompanying notes to the consolidated financial statements.

SHARPSPRING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Treasury Stock		Accumulated
	Shares	Amount	Capital	Loss	Shares	Amount	Deficit	Total
Balance, December 31, 2018	8,639,139	$8,639	$30,446,838	$(231,053)	20,000	$(84,000)	$(17,352,706)	$12,787,718
Stock based compensation - stock options	-	-	1,076,324	-	-	-	-	1,076,324
Issuance of common stock for cash	1,631,331	1,631	16,578,784	-	-	-	-	16,580,415
Issuance of common stock for director services	10,286	10	127,878	-	-	-	-	127,888
Issuance of common stock for warrant conversions	14,772	15	(15)	-	-	-	-	-
Issuance of commons stock for settlement of notes	1,241,635	1,242	10,621,474	-	-	-	-	10,622,716
Foreign currency translation adjustment, net	-	-	-	6,260	-	-	-	6,260
Net Loss	-	-	-	-	-	-	(12,387,976)	(12,387,976)
Balance, December 31, 2019	11,537,163	$11,537	$58,851,285	$(224,793)	20,000	$(84,000)	$(29,740,682)	$28,813,347

Balance, December 31, 2019	11,537,163	11,537	58,851,285	(224,793)	20,000	(84,000)	(29,740,682)	28,813,347
Stock based compensation	-	-	1,378,907	-	-	-	-	1,378,907
Issuance of common stock for cash	1,242,718	1,243	15,207,899	-	-	-	-	15,209,142
Issuance of common stock for services	14,624	15	147,772	-	-	-	-	147,787
Issuance of common stock under stock plans, net of shares withheld for employee taxes	24,292	24	(40,897)	-	-	-	-	(40,873)
Foreign currency translation adjustment	-	-	-	9,524	-	-	-	9,524
Net Loss	-	-	-	-	-	-	(5,829,029)	(5,829,029)
Balance, December 31, 2020	12,818,797	$12,819	$75,544,966	$(215,269)	20,000	$(84,000)	(35,569,711)	$39,688,805

See accompanying notes to the consolidated financial statements.

SHARPSPRING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,829,029)	$(12,387,976)
Adjustments to reconcile loss from operations:
Depreciation and amortization	1,596,146	1,010,123
Impairment of goodwill	710,000	-
Amortization of costs to acquire contracts	816,100	804,780
Non-cash stock compensation	1,526,693	1,204,213
Deferred income taxes	359	-
Loss (gain) on disposal of property and equipment	262	(617)
Non-cash interest	-	139,372
Amortization of debt issuance costs and embedded derivative	-	2,903
Gain on embedded derivative	-	(214,350)
Loss on induced conversion	-	2,162,696
Unrealized foreign currency loss	48,069	25,425
Changes in assets and liabilities:
Accounts receivable	21,989	(204,217)
Unbilled receivables	(230,895)	(254,987)
Right-of-use assets	(3,070,498)	433,980
Other assets	(949,881)	(837,082)
Income taxes, net	22,941	(2,094)
Accounts payable	(978,825)	439,028
Lease liabilities	3,149,459	(377,264)
Other liabilities	340,808	(392,480)
Deferred revenue	(21,048)	421,405
Net cash used in operating activities	(2,847,350)	(8,027,142)

Cash flows from investing activities
Acquisition of business	-	(4,566,402)
Purchases of property and equipment	(401,831)	(529,001)
Proceeds from the sale of property and equipment	-	617
Capitalization of software development costs	(744,654)	(836,047)
Net cash used in investing activities	(1,146,485)	(5,930,833)

Cash flows used in financing activities:
Proceeds from line of credit	1,900,000	-
Proceeds from note payable	3,399,500	-
Proceeds from exercise of stock options, net	1,266,695	968,986
Proceeds from issuance of common stock, net	13,942,446	15,587,990
Payments for taxes related to net share settlement of equity awards	(40,872)	-
Net cash provided by financing activities	20,467,769	16,556,976

Effect of exchange rate on cash	(88,091)	(37,918)

Change in cash and cash equivalents	16,385,843	2,561,083

Cash and cash equivalents, beginning of period	11,881,949	9,320,866

Cash and cash equivalents, end of period	$28,267,792	$11,881,949

Supplemental information on consolidated statements of cash flows:
Cash paid (received) during the period for
Interest, net	$26,850	$-
Income taxes, net	$(1,529,266)	$11,013
Non-cash activities
Right-of-use asset obtained for lease liability	$3,758,014	$5,715,510
Convertible notes liability relieved upon conversion	$-	$8,484,701
Embedded derivative liability relieved upon conversion	$-	$189,776

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

Note 2: Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). The Company’s consolidated financial statements include the accounts of SharpSpring, Inc. and our subsidiaries (the “Company”). The Company’s consolidated financial statements reflect the elimination of all significant inter-company accounts and transactions.

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

Operating Segments

The Company operates as one reportable segment with two operating segments. Our operating segments consist of our SharpSpring Marketing Automation segment and Perfect Audience Ad Retargeting segment in accordance with ASC 280. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s chief executive officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assess the performance of these resources between our two operating segments. We do not separately allocate operating expenses, nor do we fully allocate assets to these operating segments. In accordance with ASC 280, we aggregate our two operating segments as one operating segment for financial reporting purposes. The Company does not present geographical information about revenues because it is impractical to do so. See Note 16 of the Notes to the Consolidated Financial Statements for information on our disaggregated revenues.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, deposits, embedded derivatives (associated with our convertible notes) and accounts payable. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items. The fair value of the embedded derivatives associated with our convertible notes are calculated using Level 3 unobservable inputs, utilizing a probability-weighted expected value model to determine the liability. The fair value of the embedded derivatives was a liability balance of zero at December 31, 2019. The change in fair value for the year ended December 31, 2019 was a gain of $0.21 million. There was no embedded derivative liability during 2020.

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

Intangibles

Finite-lived intangible assets include trade names, developed technologies, customer relationships, and vendor relationships, and are amortized based on the estimated economic benefit over their estimated useful lives, with original periods ranging from 5 to 11 years. We regularly evaluate the reasonableness of the useful lives of these assets.  Finite-lived intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. Impairment losses are measured as the amount by which the carrying value of an asset group exceeds its fair value and are recognized in operating results.  Judgment is used when applying these impairment rules to determine the timing, undiscounted cash flows, and the fair value of an asset group.  The dynamic economic environment in which the Company operates, and the resulting assumptions used to estimate future cash flows impact the outcome of these impairment tests.

Goodwill and Indefinite-Lived Intangible Assets

As of December 31, 2020 and 2019, we had recorded goodwill $10.25 million and $10.92 million, respectively. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the SharpSpring, GraphicMail, and Perfect Audience acquisitions. Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350, “Intangibles - Goodwill and Other” deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-10, and written down when impaired.

The Company also has indefinite-lived intangible assets. As of December 31, 2020 and 2019, we had recorded indefinite-lived intangible assets of $0.38 million at each period (see Note 4). These assets are not amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-30, and written down when impaired.

Debt Issuance Costs

Third-party costs associated with the issuance of debt are included as a direct reduction to the carrying value of the debt and are amortized to interest expense ratably over the life of the debt.

Income Taxes

Provision for income taxes is based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB ASC 740, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

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

In determining the provision for income taxes, the Company uses statutory tax rates and tax planning opportunities available to the Company in the jurisdictions in which it operates. This includes recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns to the extent pervasive evidence exists that they will be realized in future periods. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which are expected to be in effect in the years in which the temporary differences are expected to reverse. In accordance with the Company’s income tax policy, significant or unusual items are separately recognized in the period in which they occur. The Company is subject to routine examination by domestic and foreign tax authorities and frequently faces challenges regarding the amount of taxes due. These challenges include positions taken by the Company related to the timing, nature and amount of deductions and the allocation of income among various tax jurisdictions. The Company received notification January 14, 2020 that its Swiss subsidiary, InterInbox SA is under examination from the Switzerland Federal Tax Administration for the years 2015 through 2018. The Company does not expect any material adjustments as a result of the audit.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is record in the other expense section of our Consolidated Statements of Comprehensive Loss. Repairs and maintenance costs are expensed as incurred. Depreciation expense related to property and equipment was $0.95 million and $0.63 million for the years ended December 31, 2020 and 2019, respectively.

Property and equipment as of December 31 is as follows:

	December 31,	December 31,
	2020	2019
Property and equipment, gross:
Leasehold improvements	$313,119	$290,977
Furniture and fixtures	913,370	678,774
Computer equipment and software	3,231,366	2,350,758
Total	4,457,855	3,320,509
Less: Accumulated depreciation	(2,268,907)	(1,323,787)
	$2,188,948	$1,996,722

Useful lives are as follows:

Leasehold improvements	5 years
Furniture and fixtures	3-5 years
Computing equipment	3 years
Software	3-5 years

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

Deferred Revenue

Deferred revenue consists of payments received in advance of the Company providing the services. Most of our deferred revenue balances (contract liabilities) arise from payments from customers in advance of service on a periodic basis (such as monthly, quarterly, annually, or bi-annually), while the portion of our deferred revenue balances associated with Perfect Audience arises from prepaid deposits for future usage of the platform. Deferred revenue from our SharpSpring Marketing Automation customers is earned over the service period identified in each contract. Deferred revenue from our Perfect Audience retargeting customers is earned as the service is used. Additionally, the Company has deferred revenue related to implementation fees for its SharpSpring Marketing Automation solution that are paid in advance, which is recognized over the service period. These implementation services are typically performed over a 60-day period. As of December 31, 2019, and 2018, the Company had deferred revenue balances of $0.86 million and $0.25 million, respectively. Deferred revenue decreased by $0.01 million and increased by $0.61 million during the years ended December 31, 2020 and 2019, respectively. Deferred revenue balances were $0.85 million and $0.86 million as of December 31, 2020 and 2019, respectively.

Unbilled Receivables

In cases where our customers pay for services in arrears, we accrue for revenue in advance of billings as long as the criteria for revenue recognition is met, thus creating a contract asset. The accrued revenue contract asset balances were $1.0 million and $0.74 million as of December 31, 2019 and 2018, respectively. Revenue billed that was included in accrued revenue at the beginning of the year ended December 31, 2020 and 2019 was $1.0 million and $0.74million, respectively. The accrued revenue not billed and ending balance in years ended December 31, 2020 and 2019 was $1.25 million and $1.0 million respectively.

Notes Payable - SBA Paycheck Protection Program Loans

We account for loans obtained under the Paycheck Protection Program in Section 1102 of the CARES Act (Note 7) as debt pursuant to FASB ASC 470 - Debt, which requires the loans to be recognized as liabilities. The loans accrue interest in accordance with FASB ASC 835-30 - Interest – Imputation of Interest, which states that since the loans are prescribed by a government agency, it does not impute interest at the market rate even though it is higher than the stated rate.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. At December 31, 2020 and 2019, the Company had cash balances at financial institutions that exceed federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does not believe it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the years ended December 31, 2020, and 2019, there were no customers that accounted for more than 10% of consolidated revenue.

For the year ended December 31, 2020, one customer had an open accounts receivable balance in excess of 10% of net accounts receivable. The customer balance accounted for 12.4% of net accounts receivable and did not have a balance older than 30 days as of December 31, 2020. For the year ended December 31, 2019, two customers had open accounts receivable balances which were above 10% of net accounts receivable, accounting for approximately 43% of net accounts receivable.

Cost of Services

Cost of services consists primarily of direct labor costs associated with support and customer onboarding and technology hosting costs and license costs associated with the cloud-based platform.

Credit Card Processing Fees

Credit card processing fees are included as a component of general and administrative expenses and are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising and marketing expenses, excluding marketing team costs, were $3.06 million and $5.77 million for the years ended December 31, 2020 and 2019, respectively.

Capitalized Cost of Obtaining a Contract

The Company capitalizes sales commission costs which are incremental to obtaining a contract. We expense costs that are related to obtaining a contract but are not incremental such as other sales and marketing costs and other costs that would be incurred regardless of if the contract was obtained. Capitalized costs are amortized using straight-line amortization over the estimated weighted average life of the customer, which we have estimated to be 3 years. At December 31, 2020, the net carrying value of the capitalized cost of obtaining a contract was $1.27 million, of which $0.69 million is included in other current assets and $0.58 million is included in other long-term assets. At December 31, 2019, the net carrying value of the capitalized cost of obtaining a contract was $1.20 million, of which $0.68 million is included in other current assets and $0.52 million is included in other long-term assets. The Company amortized costs directly attributable to obtaining contracts of $0.82 million and $0.80 million during the years ended December 31, 2020 and 2019, respectively.

Stock Compensation

We account for stock-based compensation in accordance with FASB ASC 718 Compensation — Stock Compensation, which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  The Company also provides stock-based compensation to non-employee directors which are treated as employees for the purpose of stock-based compensation in accordance with ASC 718. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period for stock options.  Stock-based compensation expense for restricted stock units and restricted stock awards with service based graded vesting schedules are recorded on a straight-line basis over the requisite vesting period as if the award were, in substance, a single award.

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

In January 2017, the FASB issued ASU 2017- 04 simplifying the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. Under current guidance, Step 2 of the goodwill impairment test requires entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value is recognized as goodwill impairment. Under the new standard, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. The new standard is effective beginning in January 2021, with early adoption permitted. The Company adopted this ASU on January 1, 2020 and has applied the provisions to quantitative goodwill impairment assessments performed in 2020. (See Note 4).

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This new accounting guidance removes:

1.

the exception to the incremental approach for intraperiod tax allocations when there is a loss from continuing operations and income or gain from other items such as discontinued operation or other comprehensive income,

2.	the exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment,

3.	the exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and

4.	the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.

The new accounting guidance also simplifies the accounting for income taxes by:

1.	requiring an entity to recognize franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax,

2.

requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction,

3.	specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements,

4.	requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, and

5.	making minor Codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method.

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

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill of $2.05 million. Goodwill will not be amortized but instead tested for impairment at least annually (more frequently if certain indicators are present). Goodwill arose primarily as a result of the expected future growth of the Perfect Audience product and the assembled workforce. For additional information regarding goodwill and intangibles see Note 4. The transaction costs associated with the acquisition were approximately $0.18 million and were recorded in general and administrative expense during 2019.

The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement.

Pro Forma Results of Operations (Unaudited)

The following table summarizes selected unaudited pro forma consolidated statements of operations data for the years ended December 31, 2020 and 2019 as if the acquisition of Perfect Audience had been completed at the beginning of 2019.

	Year Ended
	December 31,
	2020	2019
Net revenues	$29,287,882	$25,408,526
Gross profit	21,225,318	17,201,321
Net loss	(5,829,029)	(12,043,201)
Net (loss) per share, basic and diluted	$(0.50)	$(1.17)

This selected unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisitions had been completed on that date. Moreover, this information does not indicate what the Company's future operating results will be. The information for 2019 prior to the acquisitions is included based on prior accounting records maintained by Marin Software Incorporated prior to the acquisition from SharpSpring. For 2020 and 2019, this information includes actual data recorded in our consolidated financial statements for the period subsequent to the date of the acquisition. The Company’s consolidated statement of operations for the years ended December 31, 2019 include net revenue and net loss of $0.27 million and $0.1 million, respectively, attributable to the acquisition.

Note 4: Goodwill and Other Intangible Assets

Goodwill and acquired intangible assets are initially recorded at fair value and measured periodically for impairment. The Company also evaluates its reporting units at least annually. During our annual review of reporting units, we determined Perfect Audience met the requirements of a separate reporting unit under ASC 280. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The fair value of each reporting unit is estimated using a weighting of income and market approaches which require the use of estimates and assumptions related to cash flow forecasts, comparable public companies, discount rates, and terminal values.

In performing the Company’s annual impairment analysis during the fourth quarters of 2020 and 2019, the Company determined that the carrying amount of the Company’s goodwill was recoverable for the Company’s SharpSpring Marketing Automation reporting unit. However, during the Company’s annual impairment analysis during the fourth quarter of 2020, it was determined that carrying value of the Perfect Audience reporting unit exceeded its fair value by approximately $0.71 million. The goodwill acquired in the acquisition of the Perfect Audience Retargeting reporting unit of approximately $2.05 million was therefore impaired by $0.71 million, reducing its goodwill to approximately $1.34 million.

Goodwill decreased from $10.92 million as of December 31, 2019 to $10.25 million as of December 31, 2020. The decrease in goodwill is largely attributable to the impairment of goodwill of Perfect Audience recorded in the fourth quarter of 2020. This decrease in the carrying value of goodwill was slightly offset by an increase in the carrying value due to changes in foreign currency exchange rates. During the year ended December 31, 2020 and 2019, changes in foreign currency exchange rates increased goodwill by approximately $40,000 and approximately $7,000, respectively.

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

During the years ended December 31, 2020 and 2019, the Company determined that no indicators of impairment were present for other acquired intangible assets. The Company performed an annual fair value impairment analysis for our indefinite lived trade name asset. The fair value was determined to exceed the carrying value and therefore no impairment was recorded for this asset.

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	As of December 31, 2020
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$501,000	(120,000)	$381,000
Technology	3,109,000	(1,513,751)	1,595,249
Customer relationships	1,320,000	(892,004)	427,996
Vendor relationships	1,813,000	(201,394)	1,611,606
Unamortized intangible assets:	6,743,000	(2,727,149)	4,015,851
Goodwill			10,250,088
Total goodwill and intangible assets			$14,265,939

	As of December 31, 2019
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$501,000	(120,000)	$381,000
Technology	3,109,000	(1,192,000)	1,917,000
Customer relationships	1,320,000	(773,000)	547,000
Vendor relationships	1,813,000	-	1,813,000
Unamortized intangible assets:	6,743,000	(2,085,000)	4,658,000
Goodwill			10,922,814
Total goodwill and intangible assets			$15,580,814

Estimated amortization expense for 2020 and subsequent years is as follows:

2021	559,200
2022	507,200
2023	459,200
2024	420,200
2025	390,200
Thereafter	1,298,851
Indefinite Lived	381,000
Total	$4,015,851

Amortization expense for the years ended December 31, 2020 and 2019, was $0.64 million and $0.38 million, respectively. The increase in amortization expense relates to the intangible assets acquired in the acquisition of Perfect Audience in November 2019.

Note 5: Credit Facility

In March 2016, the Company entered into a $2.5 million revolving loan agreement (the “Credit Facility”) with Western Alliance Bank. The agreement originally matured on March 21, 2018 and was amended to mature on June 19, 2022. There are no mandatory amortization provisions, and the Credit Facility is payable in full at maturity. As of December 31, 2020, the Credit Facility is collateralized by a lien on substantially all of the existing and future assets of the Company and secured by a pledge of 100% of the  capital stock of SharpSpring Technologies, Inc. and a 65% pledge of the Company’s foreign subsidiaries’ stock. The Credit Facility subjects the Company to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions. The Credit Facility also restricts our ability to pay cash dividends on our common stock. As of December 31, 2020, the Credit Facility carried an interest rate of 5.0% and there was $1.90 million outstanding on the Line of Credit. As of December 31, 2019, there was no amount outstanding on the Line of Credit. The Company has a $0.60 million available credit limit on its corporate credit cards which reduces the balance available on the Credit Facility. The interest expense relating to the Credit of Facility for the years ended December 31, 2020 and 2019 was $0.08 million and $0, respectively. No events of default have occurred.

Note 6: Convertible Notes

In March 2018, the Company issued $8.0 million five-year convertible notes (the “Notes”) with an interest rate of 5% “payable in kind”. SharpSpring received net proceeds from the offering of approximately $7.9 million after adjusting for debt issue costs, including financial advisory and legal fees. The Notes were unsecured obligations and were subordinate in right of payment to the Credit Facility (Note 5). The balance was zero as of December 31, 2020.

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

In accordance with generally accepted accounting principles for convertible debt certain features were determined to be “embedded derivatives” and were bifurcated from the Notes and separately accounted for on a combined basis at fair value as a single derivative. The fair value of the derivatives was $0 at December 31, 2019. There was no embedded derivative liability during 2020. The derivative was accounted for at fair value, with subsequent changes in the fair value to be reported as part of other income (expense), net in the Consolidated Statement of Comprehensive Loss.

We incurred certain third-party costs in connection with our issuance of the Notes, principally related to financial advisory and legal fees, which were amortized to interest expense ratably over the five-year term of the Notes. The following table sets forth total interest expense related to the Notes for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Contractual interest paid-in-kind expense (non-cash)	$-	$139,372
Amortization of debt issuance costs (non-cash)	-	15,108
Amortization of embedded derivative (non-cash)	-	(12,205)
Total interest expense	$-	$142,275
Effective interest rate	0.0%	4.9%

Note 7: SBA Paycheck Protection Program Loans

In April 2020 SharpSpring entered into two loan agreements with United States Small Business Administration under the Paycheck Protection Program for a total loan amount of $3.40 million, (“SBA Loans”). The SBA Loans have a maturity date of 2 years from the initial disbursement and carries an interest rate of 1% per year. The SBA Loans are eligible for forgiveness as part of the CARES Act approved by US Congress on March 19, 2020 if certain requirements are met. The Company continues to evaluate and monitor the requirements of the CARES Act that allow for forgiveness. As of December 31, 2020, the Company has filed the application for forgiveness with SBA but has not yet received a decision from the SBA as to whether the full or a part of the loans will be forgiven. The Company has not paid principal or interest relating to the SBA loans as of December 31, 2020. The accrued interest expense relating to these loans for years ended December 31, 2020 and 2019 was approximately $0.02 million and $0, respectively. As of December 31, 2020, the SBA loans had an outstanding principal balance of $3.40 million included in notes payable on the Consolidated Balance Sheet.

Debt Obligation
2021	2,630,962
2022	768,538
2023	-
2024	-
2025	-
Thereafter	-
Total Commitments	$3,399,500

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

Determination of whether a contract contains a lease is determined at execution of the contract based on the facts of each contract. The Company elected the package of practical expedients permitted under ASC 842 which allows us to carryforward historical lease classification, assessment on whether a contract was or contains a lease, and initial direct costs for any leases that existed prior to adoption of the standard. The Company has lease agreements with lease and non-lease components, which it has elected to combine for all leases. In addition, the Company does not recognize right-of-use assets or lease liabilities for leases with a term of 12 months or less (“Short-term” leases). Short-term lease payments are recognized in the consolidated statements of comprehensive loss on a straight-line basis over the lease term. The Company is not party to any financing leases.

The weighted average remaining lease term as of December 31, 2020 is 7.9 years. The weighted average discount rate for our operating leases as of December 31, 2020 is 6.5%. The discount rate of each lease is determined by the Company’s incremental borrowing rate at the time of a lease contract. The lease cost associated with short-term leases for the years ended December 31, 2020 and 2019, were $0 for both periods. Total operating lease costs for the years ended December 31, 2020 and 2019 was $1.21 million and $0.80 million, respectively.

Operating Leases
2021	1,321,598
2022	1,329,525
2023	1,369,159
2024	1,377,086
2025	1,416,720
Thereafter	4,109,161
Total undiscounted cash flows	$10,923,249
Less imputed interest remaining	(2,426,724)
Present value of lease liability	$8,496,525

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

Computation of net loss per share is as follows:

	Year Ended
	December 31,
	2020	2019
Net loss	$(5,829,029)	$(12,387,976)

Basic weighted average common shares outstanding	11,611,020	10,323,889
Add incremental shares for:
Stock options	-	-
Restricted stock units (RSUs)	-	-
Diluted weighted average common shares outstanding	11,611,020	10,323,889

Net loss per share:
Basic and Diluted	$(0.50)	$(1.20)

Additionally, since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. The Company’s outstanding, stock options and unvested RSUs were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. The following table contains all potentially dilutive common stock equivalents:

	Year Ended
	December 31,
	2020	2019
Stock options	1,383,057	1,470,406
Restricted stock units (RSUs)	61,120	50,494
Total	1,444,177	1,520,900

Note 10: Income Taxes

Income taxes for years ended December 31, is summarized as follows:

	Year Ended
	December 31,
	2020	2019

Current Provision
Federal	$(1,557,344)	$-
State	(8,068)	25,236
Foreign	59,447	4,113
Current Income Tax Provision	$(1,505,965)	$29,349

Deferred Provision
Federal	$-	$-
State	-	-
Foreign	-	-
Deferred Income Tax Provision	-	-

Total Income Tax Provision	$(1,505,965)	$29,349

A reconciliation of income tax for continuing operations computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Year Ended		Year Ended
	December 31,		December 31,
	2020		2019
	Amount	Percent	Amount	Percent

Federal statutory rates	$(1,533,631)	21%	$(2,594,415)	21%
State income taxes, net of federal benefit	(556,596)	8%	(68,162)	1%
Permanent differences	16,977	0%	(46,592)	0%
Perm Differences - Debt Conversion	-	0%	454,166	-4%
Perm Differences - Stock Compensation	(359,109)	5%	-	0%
NOL Carryback - CARES Act	(406,530)	6%	-	0%
Other	62,222	-1%	(85,997)	1%
Credits	(685,389)	9%	(227,213)	2%
Foreign	(23,754)	0%	(22,820)	0%
Valuation Allowance	1,979,845	-27%	2,620,382	-21%
Effective rate	$(1,505,965)	21%	$29,349	0%

The following is a summary of the components of the Company’s deferred tax assets:

	As of December 31,
	2020	2019
Deferred tax assets:
Stock-based compensation	347,865	274,364
Depreciation	(36,470)	(63,980)
Intangibles	723,031	590,427
NOL	7,628,443	5,893,260
Accruals & Reserves	259,893	267,980
Net deferred tax Valuation allowance	(8,922,762)	(6,962,051)
Net deferred tax assets (liabilities)	-	-

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into the law. The CARES Act contained many income tax relief provisions including allowing for a 5-year carryback of Federal net operating losses generated in tax years beginning in 2018, 2019, and 2020. As required under U.S. GAAP, the effects of tax law changes are recognized in the period of enactment. As a result of the CARES Act, we recorded an income tax benefit in the amount of approximately $1.56 million associated with the CARES Act related to the carryback of the Company’s 2018 federal net operating loss. The Company received a tax refund of approximately $1.6 million during 2020.

The Company has federal operating loss carryforwards of $20.69 million and $18.39 million as of December 31, 2020 and 2019. The Company has foreign operating loss carryforwards of $3.74 million and $3.44 million as of December 31, 2020 and 2019, respectively. The Company has state operating loss carryforwards of $26.48 million and $19.25 million as of December 31, 2020 and 2019, respectively. Depending on the jurisdiction, some of these operating loss carryovers will begin to expire within 7 years, while other net operating losses can be carried forward indefinitely as long as the Company is operating.

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

We have established valuation allowances of $8.9 million and $7.0 million as of December 31, 2020 and December 31, 2019, respectively, against certain deferred tax assets given the uncertainty of recoverability of these amounts.

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

The Company accrued $60,639 and $0 as of December 31, 2020 and December 31, 2019, respectively, for the liability for unrecognized tax benefits. The Company anticipates the unrecognized tax benefits will be recognized in the next twelve months.

The following table summarizes the Company’s unrecognized tax benefits at December 31, 2020 and December 31, 2019, respectively:

	As of December 31,
	2020	2019
Beginning of year	$-	$-
Increase due to current year tax positions	-	-
Increase due to prior year tax positions	60,639	-
Settlements	-	-
Decrease due to lapses	-	-
End of year	$60,639	$-

The Company files federal, state and local income tax returns globally. The Company’s major tax jurisdictions are the U.S., Switzerland and Luxembourg. As of December 31, 2020, the open tax years for the Company’s major tax jurisdictions are 2017 through 2020. The Company received notification January 14, 2020 that its Swiss subsidiary, InterInbox SA is under examination from the Switzerland Federal Tax Administration for the years 2015 through 2018. The Company does not expect any material adjustments as a result of the audit.

Note 11: Defined Contribution Retirement Plan

We offer our U.S. employees the ability to participate in a 401(k) plan. Eligible U.S. employees can contribute up to 100% of their eligible compensation, subject to limitations established by the Internal Revenue Code. Through April 30, 2020, the Company contributed a matching contribution equal to 100% of each such participant’s contribution up to the first 3% of their annual eligible compensation. We charged approximately $0.12 million and $0.3 million, to expense in the years ended December 31, 2020 and 2019, respectively, associated with our matching contribution in those periods.

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

In April 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”). Upon adoption of the 2019 Plan no additional awards were granted under the 2010 Plan. No more than 697,039 shares of common stock, plus the number of shares of common stock underlying any award granted under the 2010 Plan that expires, terminates, is canceled, or is forfeited shall be available for grant under the 2019 Plan. The Plan was amended in July 2020 to include up to 1,025,000 shares of commons stock, plus the number of shares of common stock underlying any award granted under the 2010 Plan that expires, terminates, is canceled, or is forfeited to be available for issuance under the 2019 Plan. The Plan provides for the issuance of stock options and other stock-based awards. The 2019 Plan provides for the issuance of stock options and other stock-based awards. During the terms of the Awards, the Company shall keep available at all times the number of shares of Common Stock required to satisfy such Awards.

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

Option awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

Year Ended
December 31,
	2020	2019

Volatility	52%-58%	49% - 52%
Risk free interest rate	0.37% - 1.66%	1.45% - 2.59%
Expected term	6.25 years	6.25 years

The weighted average grant date fair value of stock options granted during the years ended December 31, 2020 and 2019 was $5.11 and $6.24, respectively.

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

Stock option awards are expensed on a straight-line basis over the requisite service period. During the years ended December 31, 2020 and 2019, the Company recognized expense of approximately $1.12 million and $1.08 million, respectively, associated with stock option awards. At December 31, 2020, future stock compensation expense associated with stock options (net of estimated forfeitures) not yet recognized was approximately $2.17 million and will be recognized over a weighted average remaining vesting period of 2.45 years. The following summarizes stock option activity for the year ended December 31, 2020:

		Weighted	Weighted	Aggregate
	Number of	Average	Average Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2019	1,470,406	$7.30	7.5	$6,604,461

Granted	475,605	9.90
Exercised	(241,843)	5.21
Expired	(45,042)	9.60
Forfeited	(276,069)	11.73
Outstanding at December 31, 2020	1,383,057	$7.60	7.13	$12,000,790

Exercisable at December 31, 2020	771,240	$6.20	5.94	$7,773,258

The total intrinsic value of stock options exercised during the years ended December 31, 2020 and 2019 was $2.42 million and $1.93 million, respectively.

Restricted Stock Units

The 2019 Plan allows for the granting of Restricted Stock Units (“RSUs”). Under the 2019 Plan the Board of Directors has the authority to determine whom RSUs may be granted, the period of exercise, and what other restrictions, if any, should apply. RSUs have a value equal to the fair market value of an identical number of shares of Common Stock, which may, but need not, provide that such restricted award may not be sold, assigned, transferred or otherwise disposed of, pledged or hypothecated as collateral for a loan or as security for the performance of any obligation or for any other purpose for a period determined by the Board of Directors. Vesting for awards granted to date under the 2019 Plan is generally over three years from the date of the grant, with 33% of the award vesting after one year and monthly vesting thereafter.

RSUs are expensed using a graded vested schedule which are recorded on a straight-line basis over the requisite vesting period as if the award were, in substance, a single award. During the years ended December 31, 2020 and 2019, the Company recognized expense associated with RSUs of approximately $0.2 million and $9,000, respectively. At December 31, 2020, future stock compensation expense associated with stock awards (net of estimated forfeitures) not yet recognized was approximately $0.66 million and will be recognized over a weighted average remaining vesting period of 3.3 years. The following summarizes RSU activity for the year ended December 31, 2020:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Units	Per Share
Unvested at December 31, 2019	50,494	$11.82

Granted	73,775	14.60
Vested	(12,655)	12.39
Forfeited	(50,494)	11.82
Unvested at December 31, 2020	61,120	$15.06

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

Stock awards are valued based on the closing price of our common stock on the date of grant, and compensation cost is recorded immediately if there is no vesting period. For awards granted that contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized on a straight-line basis over the requisite vesting period as if the award were, in substance, a single award. During the years ended December 31, 2020, and 2019, the Company recognized expense of approximately $0.21 million and $0.13 million, respectively, associated with Stock Awards. At December 31, 2020, future stock compensation expense associated with stock awards (net of estimated forfeitures) not yet recognized was approximately $0.07 million and will be recognized over a weighted average remaining vesting period of 1.25 years. The following summarizes Stock Award activity for the year ended December 31, 2020:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Units	Per Share
Unvested at December 31, 2019	-	$-

Granted	30,959	9.82
Vested	(18,159)	10.00
Forfeited	(1,222)	9.57
Unvested at December 31, 2020	11,578	$9.57

During the years ended December 31, 2020 and 2019, the Company issued 14,624 and 10,286 shares, respectively, to non-employee directors as compensation for their service on the board.

Note 14: Warrants

On January 30, 2014, in connection with an $11.5 million financing transaction, the Company issued 80,000 warrants to purchase common stock at an exercise price of $7.81 per share with a term of 5 years. The fair value of the warrants was determined using the Black-Scholes option valuation model. These warrants became exercisable on January 30, 2015. The remaining 30,000 of the outstanding warrants were exercised in May and August 2019. No other warrants have been issued since January 30, 2014. As of December 31, 2020, and 2019 there were no warrants outstanding.

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

Commitments

The Company is not party to any non-cancellable contracts that create a material future commitment other than its leases as described in Note 8 and SBA Loans as described in Note 7.

Sales and Franchise Taxes

State, local and foreign jurisdictions have differing rules and regulations governing sales, franchise, use, value added and other taxes. These rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to SaaS products in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus vary significantly and are complex. As such, we could face possible tax assessments and audits. A successful assertion, by any of these taxing authorities, that we should be collecting additional sales, use, value added or other taxes in jurisdictions where we have not historically done so and do not accrue for such taxes could result in tax liabilities and related penalties for past sales, discourage customers from purchasing our products or otherwise harm our business and operating results. We continue to evaluate the impact of various tax types which may require future sales, franchise, or other tax payments. During the year ended December 31, 2020, the Company recorded an accrual of $0.28 million to general and administrative expenses in the consolidated statements of comprehensive loss related to a contingent sales tax liability. The $0.28 million accrued is the amount SharpSpring was able to reasonably estimate and is probable in accordance with ASC 450 “Contingencies”. The Company estimates that the total range of exposure related to sales tax contingent liability is approximately $0.20 million to $0.55 million. SharpSpring is unable to estimate the exact amount of the liability due to the complex and varying nature of state by state nexus laws.

Employment Agreements

The Company has employment agreements with several members of its leadership team and executive officers.

Note 16: Disaggregation of Revenue

The Company operates as one reportable segment with two operating segments. Our operating segments consist of our SharpSpring Marketing Automation segment and Perfect Audience Ad Retargeting segment in accordance with ASC 280. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s chief executive officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assess the performance of these resources between our two operating segments. We do not separately allocate operating expenses, nor do we fully allocate assets to these operating segments. In accordance with ASC 280, we aggregate our two operating segments as one operating segment for financial reporting purposes. The Company does not present geographical information about revenues because it is impractical to do so. Disaggregated revenue for the years ended December 31, 2020 and 2019 are as follows:

	Year Ended
	December 31,
	2020	2019
Revenue by Product:
Marketing Automation Revenue	$26,593,304	$22,204,479
Retargeting Revenue	2,517,149	271,008
Mail + Product Revenue	177,429	223,899
Total Revenue	$29,287,882	$22,699,386

Revenue by Type:
Recurring Revenue	$25,506,170	$20,911,854
Retargeting Revenue	2,517,149	271,008
Upfront Fees	1,264,563	1,516,524
Total Revenue	$29,287,882	$22,699,386

Note 17: Subsequent Events

On January 19, 2021, SharpSpring entered into an agreement with Marietta Davis to issue 8,479 shares of common stock in recognition of Ms. Davis’s previous service to the Company as a member of the Board of Directors. Ms. Davis served as a member of the Board of Directors of the Company from 2017 until her resignation as of August 17, 2020.

In April 2020, SharpSpring entered into two loan agreements with United States Small Business Administration under the Paycheck Protection Program for a total loan principal amount of $3.40 million, (“SBA Loans”) (Note 7). On March 11, 2021, one of the loans was forgiven for $166,975. The forgiveness amount includes the $165,500 principal and accrued interest of $1,475.71 as of March 11, 2021, $1,149 of which was accrued as of December 31, 2020. The other SBA Loan of $3.2 million remains outstanding and under review for forgiveness by the SBA as of March 22, 2021.

INDEX TO EXHIBITS

Exhibit Number	Title of Document	Location
3.1	Certificate of Incorporation	Incorporated by reference to our Form S-1 filed on December 2, 2010
3.2	Amendment to Certificate of Incorporation	Incorporated by reference to our Form 8-K filed on December 17, 2013
3.3	Amendment to Certificate of Incorporation	Incorporated by reference to our Form 8-K filed December 1, 2015
3.4	Bylaws	Incorporated by reference to our Form S-1 filed on December 2, 2010
4.1	Form of Convertible Promissory Note, Attached as Exhibit A to Convertible Note Purchase Agreement among SharpSpring, Inc. and SHSP Holdings, LLC dated March 28, 2018	Incorporated by reference to our Form 8-K filed March 28, 2018
4.2	Form of Investors Rights Agreement by and among SharpSpring, Inc., SHSP Holdings, LLC et al. dated March 28, 2018	Incorporated by reference to our Form 8-K filed March 28, 2018
4.3	Form of Subordination Agreement by and between SHSP Holdings, LLC and Western Alliance Bank dated March 28, 2018	Incorporated by reference to our Form 8-K filed March 28, 2018
4.4	Promissory Note dated April 20, 2020 made by SharpSpring Reach, Inc. to Western Alliance Bank	Incorporated by reference to the Company’s Form 8-K filed April 28, 2020
4.5	Promissory Note dated April 21, 2020 made by SharpSpring Technologies, Inc. to Western Alliance Bank	Incorporated by reference to the Company’s Form 8-K filed April 28, 2020
4.6	Securities registered under Section 12 of the Exchange Act	Incorporated by reference to our Form 10-K filed March 16, 2020
10.1	Convertible Note Purchase Agreement among SharpSpring, Inc. and SHSP Holdings, LLC dated March 28, 2018	Incorporated by reference to our Form 8-K filed March 28, 2018
10.2	Note Conversion Agreement, dated May 9, 2019, by and among SharpSpring, Inc., SHSP Holdings, LLC, and Evercel Holdings, LLC.	Incorporated by reference to our Form 8-K filed May 9, 2019
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

Incorporated by reference to our Form 8-K filed November 22, 2019
10.5	Loan Agreement dated March 21, 2016, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to our Form 8-K filed on March 22, 2016
10.6	Intellectual Property Security Agreement dated March 21, 2016, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to our Form 8-K filed on March 22, 2016
10.7	Loan and Security Modification Agreement dated June 24, 2016, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to our Form 8-K filed on June 28, 2016
10.8	Loan and Security Modification Agreement dated October 25, 2017, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to our Form 8-K filed on October 30, 2017
10.9	Loan and Security Modification Agreement dated April 30, 2018, by and among SharpSpring, Inc., Quattro Hosting LLC, SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to the Company’s Form 8-K filed on May 1, 2018
10.10	Loan and Security Modification Agreement dated March 21, 2019, by and among SharpSpring, Inc., SharpSpring Technologies, Inc. and Western Alliance Bank	Incorporated by reference to the Company’s Form 8-K filed on March 26, 2019
10.11	Loan Modification Agreement dated February 14, 2020, by and among SharpSpring, Inc., SharpSpring Technologies, Inc., SharpSpring Reach, Inc., and Western Alliance Bank	Incorporated by reference to the Company’s Form 10-Q filed on May 15, 2020
10.12	SharpSpring, Inc. 2010 Restated Employee Stock Plan	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2018
10.13	SharpSpring, Inc. 2019 Equity Incentive Plan	Incorporated by reference to the Company’s Definitive Schedule 14A filed on April 30, 2019
10.14	Amendment to SharpSpring, Inc. 2019 Equity Incentive Plan	Incorporated by reference to the Company’s Definitive Schedule 14A filed on 6/17/2020
10.15	2019 Executive Bonus Plan	Incorporated by reference to the Company’s Form 8-K filed on February 27, 2019
10.16	2021 Executive Bonus Plan	Incorporated by reference to the Company’s Form 8-K filed on February 18, 2021
10.17	Richard Carlson Employee Agreement Amendment dated February 16, 2021	Incorporated by reference to the Company’s Form 8-K filed on February 18, 2021
10.18	Richard Carlson Employee Agreement Amendment dated January 29, 2020	Incorporated by reference to the Company’s Form 8-K/A filed on April 16, 2020
10.19	Richard Carlson Employee Agreement Amendment dated February 21, 2019	Incorporated by reference to the Company’s Form 8-K filed on February 27, 2019
10.20	Richard Carlson Employee Agreement Amendment dated February 8, 2018	Incorporated by reference to the Company’s Form 8-K filed on February 12, 2018
10.21	Richard Carlson Employee Agreement Amendment dated March 30, 2017	Incorporated by reference to the Company’s Form 8-K filed on April 5, 2017

51

10.22	Richard Carlson Employee Agreement dated September 13, 2015	Incorporated by reference to our Form 8-K filed on September 14, 2015
10.23	Travis Whitton Employee Agreement Amendment dated February 16, 2021	Incorporated by reference to the Company’s Form 8-K filed on February 18, 2021
10.24	Travis Whitton Employee Agreement Amendment dated January 29, 2020	Incorporated by reference to the Company’s Form 8-K/A filed on April 16, 2020
10.25	Travis Whitton Employee Agreement Amendment dated February 15, 2019	Incorporated by reference to the Company’s Form 8-K filed on February 27, 2019
10.26	Travis Whitton Employee Agreement Amendment dated February 8, 2018	Incorporated by reference to the Company’s Form 8-K filed on February 12, 2018
10.27	Travis Whitton Employee Agreement Amendment dated July 28, 2017	Incorporated by reference to the Company’s Form 8-K filed on February 12, 2018
10.28	Travis Whitton Employee Agreement dated June 19, 2015	Incorporated by reference to our Form 8-K filed on July 8, 2016
10.29	Michael Power Employment Agreement dated December 2, 2019	Incorporated by reference to our Form 8-K filed November 22, 2019
10.30	Aaron Jackson Employment Agreement dated December 10, 2021	Incorporated by reference to our Form 8-K filed December 10, 2021
10.31	Aaron Jackson Employee Agreement dated July 20, 2020	Incorporated by reference to the Company’s Form 8-K/A filed on July 23, 2020
10.32	Office Lease Agreement with Celebration Pointe Office Partners II, LLC dated April 18, 2018	Incorporated by reference to our Form 8-K filed on April 19, 2018
10.33	Office Lease Agreement Addendum with Celebration Pointe Office Partners II, LLC dated June 20, 2019.	Incorporated by reference to our Form 8-K filed on June 26, 2019
14.1	Code of Ethics and Business Standards	Incorporated by reference to our Form 10-K filed March 16, 2020
21.1	Subsidiaries of the registrant	Incorporated by reference to Part I – Item 1. Business - Overview of this Form 10-K
23.1	Consent of Independent Registered Public Accounting Firm – Cherry Bekaert LLP	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.1	XBRL