Form 10-Q
period 2021-03-31
SharpSpring, Inc.
filed 2021-05-17
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021
Or
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

__________________________________________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,840,230 shares of common stock as of May 14, 2021.

SHARPSPRING, INC

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

•	developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards;
•	the occurrence of hostilities, political instability or catastrophic events;
•	the coronavirus (“COVID-19”) and its potential impact on our business; and
•	natural events such as severe weather, fires, floods and earthquakes, or man-made or other disruptions of our operating systems, structures or equipment.

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SHARPSPRING, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$26,859,935	$28,267,792
Accounts receivable, net of allowance for doubtful accounts of $106,161 and $56,134 at March 31, 2021 and December 31, 2020, respectively	365,993	323,130
Unbilled receivables	1,264,921	1,248,060
Income taxes receivable	54,449	54,449
Other current assets	1,442,949	1,433,543
Total current assets	29,988,247	31,326,974

Property and equipment, net	2,012,335	2,188,948
Goodwill	10,221,440	10,250,088
Intangibles, net	3,844,302	4,015,851
Right-of-use assets	8,145,050	8,352,028
Other long-term assets	591,043	611,857
Total assets	$54,802,417	$56,745,746

Liabilities and Shareholders' Equity
Accounts payable	$879,027	$1,074,594
Accrued expenses and other current liabilities	1,646,501	1,259,836
Line of credit	1,900,000	1,900,000
Deferred revenue	950,997	845,265
Income taxes payable	83,098	81,221
Lease liability, current portion	736,466	724,627
Notes payable, current portion	3,045,884	2,630,962
Total current liabilities	9,241,973	8,516,505

Lease liability, net of current portion	7,566,684	7,771,898
Notes payable, net of current portion	188,116	768,538
Total liabilities	16,996,773	17,056,941
Commitments and contingencies (Note 9)

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value, $50,000,000 shares authorized, 12,854,252 issued and 12,834,252 outstanding as of March 31, 2021; 12,818,797 issued and 12,798,797 outstanding as of December 31, 2020	12,854	12,819
Additional paid in capital	76,255,585	75,544,966
Accumulated other comprehensive loss	(225,229)	(215,269)
Accumulated deficit	(38,153,566)	(35,569,711)
Treasury stock	(84,000)	(84,000)
Total shareholders' equity	37,805,644	39,688,805

Total liabilities and shareholders' equity	$54,802,417	$56,745,746

See accompanying notes to the consolidated financial statements.

SHARPSPRING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Revenue	$7,989,231	$7,052,729

Cost of services	1,890,013	2,367,642
Gross profit	6,099,218	4,685,087

Operating expenses:
Sales and marketing	3,791,382	3,034,121
Research and development	2,115,740	1,578,139
General and administrative	2,771,638	2,413,842
Intangible asset amortization	171,549	152,801

Total operating expenses	8,850,309	7,178,903

Operating loss	(2,751,091)	(2,493,816)
Other income (expense), net	173,809	(56,778)

Loss before income taxes	(2,577,282)	(2,550,594)

Provision (benefit) for income taxes	6,573	(1,562,517)
Net loss	$(2,583,855)	$(988,077)

Net loss per share, basic and diluted	$(0.20)	$(0.09)

Shares used in computing net loss per share, basic and diluted	12,814,164	11,521,192

Other comprehensive loss:
Foreign currency translation adjustment, net	(9,960)	(8,827)
Comprehensive loss	$(2,593,815)	$(996,904)

See accompanying notes to the consolidated financial statements.

SHARPSPRING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Treasury Stock		Accumulated
	Shares	Amount	Capital	Loss	Shares	Amount	Deficit	Total
Balance, December 31, 2019	11,537,163	$11,537	$58,851,285	$(224,793)	20,000	$(84,000)	$(29,740,682)	$28,813,347
Stock based compensation	-	-	339,356	-	-	-	-	339,356
Issuance of common stock for cash	1,505	2	11,172	-	-	-	-	11,174
Issuance of common stock for services	2,680	3	31,273	-	-	-	-	31,276
Issuance of common stock under stock plans, net of shares withheld for employee taxes	4,609	5	(26,537)	-	-	-	-	(26,533)
Foreign currency translation adjustment	-	-	-	(8,827)	-	-	-	(8,827)
Net loss	-	-	-	-	-	-	(988,077)	(988,077)
Balance, March 31, 2020	11,545,957	11,546	59,206,549	(233,620)	20,000	(84,000)	(30,728,759)	28,171,716

Balance, December 31, 2020	12,818,797	12,819	75,544,966	(215,269)	20,000	(84,000)	(35,569,711)	$39,688,805
Stock based compensation	-	-	350,724	-	-	-	-	350,724
Issuance of common stock for cash	22,056	22	180,064	-	-	-	-	180,086
Issuance of common stock for services	10,263	10	204,852	-	-	-	-	204,862
Issuance of common stock under stock plans, net of shares withheld for employee taxes	3,136	3	(25,021)	-	-	-	-	(25,018)
Foreign currency translation adjustment	-	-	-	(9,960)	-	-	-	(9,960)
Net loss	-	-	-	-	-	-	(2,583,855)	(2,583,855)
Balance, March 31, 2021	12,854,252	$12,854	$76,255,585	$(225,229)	20,000	$(84,000)	(38,153,566)	$37,805,644

See accompanying notes to the consolidated financial statements.

SHARPSPRING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,583,855)	$(988,077)
Adjustments to reconcile loss from operations:
Depreciation and amortization	444,081	356,579
Gain on extinguishment of debt	(166,975)	-
Amortization of costs to acquire contracts	204,273	202,439
Non-cash stock compensation	555,586	370,632
Loss on disposal of property and equipment	1,526	-
Unrealized foreign currency (gain) loss	(46,908)	80,727
Changes in assets and liabilities:
Accounts receivable	(47,120)	(85,272)
Unbilled receivables	(31,785)	(92,496)
Right-of-use assets	206,978	(405,719)
Other assets	(193,429)	(342,872)
Income taxes, net	6,573	(1,562,944)
Accounts payable	(194,939)	890,013
Lease liabilities	(193,375)	421,089
Accrued expenses and other current liabilities	553,640	(394,239)
Deferred revenue	111,439	(94,289)
Net cash used in operating activities	(1,374,290)	(1,644,429)

Cash flows from investing activities
Purchases of property and equipment	(29,871)	(140,930)
Capitalization of software development costs	(67,574)	(272,282)
Net cash used in investing activities	(97,445)	(413,212)

Cash flows used in financing activities:
Proceeds from line of credit	-	1,900,000
Proceeds from exercise of stock options, net	180,087	11,174
Payments for taxes related to net share settlement of equity awards	(25,018)	(26,533)
Net cash provided by financing activities	155,069	1,884,641

Effect of exchange rate on cash	(91,191)	(83,900)

Change in cash and cash equivalents	(1,407,857)	(256,900)

Cash and cash equivalents, beginning of period	28,267,792	11,881,949

Cash and cash equivalents, end of period	$26,859,935	$11,625,049

Supplemental information on consolidated statements of cash flows:
Interest paid, net	$23,750	$-
Income taxes paid, net	$-	$426

See accompanying notes to the consolidated financial statements.

SHARPSPRING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Organization

SharpSpring, Inc. (the “Company”, “we”, “our”, or “us”) provides a cloud-based marketing automation solution and a display retargeting platform through its SharpSpring Marketing Automation and SharpSpring Ads (formerly known as Perfect Audience) products. Our flagship Marketing Automation platform is designed to increase the rates at which businesses generate leads and convert leads to sales opportunities by improving the way businesses communicate with customers and prospects. Our SharpSpring Ads platform empowers marketers to create, manage, and optimize their ad campaigns across thousands of websites. The Company’s products are marketed directly by us and through a small group of reseller partners to customers around the world.

COVID - 19

On January 30, 2020, the World Health Organization declared the coronavirus “COVID-19” outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of COVID-19 included restrictions on travel, quarantines, or “stay‑at‑home” restrictions in certain areas and forced closures for certain types of public places and businesses. COVID‑19 and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets globally, including the geographical areas in which the Company operates.

While it is unknown how long these conditions will last and what the complete financial impact will be, the Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of the business/operations and are unable at this time to predict the continued impact that COVID-19 will have on its business, financial position, and operating results in future periods due to numerous uncertainties.

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of Company management, the Company has prepared the accompanying unaudited consolidated financial statements on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2020, and these consolidated financial statements include all adjustments consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. The Company’s consolidated financial statements include the accounts of SharpSpring, Inc. and its subsidiaries (the “Company”). The Company’s consolidated financial statements reflect the elimination of all significant inter-company accounts and transactions. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2021.

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company has cash balances at financial institutions that exceed federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does believe it is subject to unusual credit risk beyond normal credit risk associated with commercial banking relationships.

Our accounts receivable exposes the Company to credit risk in the event of nonpayment by customers. As of March 31, 2021, two customers had an open accounts receivable balance above 10% of our net accounts receivable balance, which represented 26.1% of the Company’s net accounts receivable balance. As of December 31, 2020, the Company had one customer representing 12.4% of net accounts receivable balance. For the three months ended March 31, 2021 and 2020, there were no customers that exceeded 10% of the Company’s total revenue.

Significant Accounting Policies

There were no material changes to the Company’s significant accounting policies disclosed in “Note 2 - Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 30, 2021.

Operating Segments

The Company operates as one reportable segment with two operating segments. Our operating segments consist of our SharpSpring Marketing Automation segment and SharpSpring Ads Retargeting segment in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assess the performance of these resources between its two operating segments. The Company does not separately allocate operating expenses, nor does it fully allocate assets to these operating segments. In accordance with ASC 280, the Company aggregated its two operating segments as one operating segment for financial reporting purposes. The Company does not present geographical information about revenues because it is impractical to do so.

Recently Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017- 04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, simplifying the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. Under current guidance, Step 2 of the goodwill impairment test requires entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value is recognized as goodwill impairment. Under the new standard, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. The new standard is effective beginning in January 2021, with early adoption permitted. The Company adopted this ASU on January 1, 2020.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplified the accounting for income taxes. The new accounting guidance removes (i) the exception to the incremental approach for intra-period tax allocations when there is a loss from continuing operations and income or gain from other items such as discontinued operation or other comprehensive income, (ii) the exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, (iii) the exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and (iv) the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.

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

This standard is effective for fiscal and interim periods beginning after December 15, 2020. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

There are no other new accounting pronouncements that are expected to have a material impact on the Company and all subsidiaries thereof. All intercompany balances and transactions have been eliminated upon consolidation.

Note 2: Revenue Recognition

Unbilled Receivables

In cases where customers pay for services in arrears, the Company accrues for revenue in advance of billings as long as the criteria for revenue recognition are met, thus creating a contract asset (unbilled receivable). Unbilled receivable balances as of December 31, 2020 and December 31, 2019 of $1.25 million and $1.00 million, respectively, were billed in their entirety during the three months ended March 31, 2021 and 2020. The unbilled receivable balances as of March 31, 2021 and 2020 were $1.26 million and $1.09 million, respectively. These unbilled balances were the results of services provided in the period, but not yet billed to the customer.

Capitalized Cost of Obtaining a Contract

The Company capitalizes sales commission costs which are incremental to obtaining a contract. The Company expenses costs that are related to obtaining a contract but are not incremental such as other sales and marketing costs and other costs that would be incurred regardless of if the contract was obtained. Capitalized costs are amortized using straight-line amortization over a three-year estimated weighted average life of the customer. As of March 31, 2021, the net carrying value of the capitalized cost of obtaining a contract was $1.23 million, of which $0.67 million is included in other current assets and $0.56 million is included in other long-term assets. As of December 31, 2020, the net carrying value of the capitalized cost of obtaining a contract was $1.27 million, of which $0.69 million is included in other current assets and $0.58 million is included in other long-term assets. For the three months ended March 31, 2021 and 2020, the Company amortized $0.20 million and $0.20 million, respectively, in costs directly attributable to obtaining contracts.

Deferred Revenue

Deferred revenue consists of payments received in advance of the Company providing the services. Most of our deferred revenue balances (contract liabilities) arise from payments from customers in advance of service on a periodic basis (such as monthly, quarterly, annually, or bi-annually), while the portion of our deferred revenue balances associated with SharpSpring Ads arises from prepaid deposits for future usage of the platform. Deferred revenue from our SharpSpring Marketing Automation customers is earned over the service period identified in each contract. Deferred revenue from our SharpSpring Ads retargeting customers is earned as the service is used. Additionally, the Company has deferred revenue related to implementation fees for our SharpSpring Marketing Automation solution that are paid in advance, which is recognized over the service period as the performance obligation is met. These implementation services are typically performed over a 60-day period. As of December 31, 2020 and December 2019, the Company had deferred revenue balances of $0.85 million and $0.86 million, respectively. The Company recognized deferred revenue of $1.69 million and $2.02 million for the three months ended March 31, 2021, and 2020, respectively, when our performance obligations were met for the services performed. As of March 31, 2021 and 2020, deferred revenue balances were $0.95 million and $0.77 million, respectively.

Disaggregation of Revenue

Disaggregated revenue for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended
	March 31,
	2021	2020
Revenue by Product:
Marketing Automation Revenue	$7,382,881	$6,359,357
Retargeting Revenue	573,574	618,807
Mail + Product Revenue	32,776	74,565
Total Revenue	$7,989,231	$7,052,729

Revenue by Type:
Recurring Revenue	$7,150,727	$6,130,442
Retargeting Revenue	573,574	618,807
Upfront Fees	264,930	303,480
Total Revenue	$7,989,231	$7,052,729

Note 3: Property & Equipment

Property and equipment as of March 31, 2021 and December 31, 2020, is as follows:

	March 31,	December 31,
	2021	2020
Property and equipment, gross:
Leasehold improvements	$313,119	$313,119
Furniture and fixtures	913,370	913,370
Capitalized software development costs	2,215,507	2,147,934
Computer equipment and other software	1,107,143	1,083,432
Total	4,549,139	4,457,855
Less: Accumulated depreciation	(2,536,804)	(2,268,907)
Property and equipment, net:	$2,012,335	$2,188,948

Depreciation expense was $0.27 million and $0.20 million for the three months ended March 31, 2021 and 2020, respectively, substantially all of which was recorded in general and administrative expenses.

Note 4: Goodwill and Other Intangible Assets

Goodwill and acquired intangible assets are initially recorded at fair value and is reviewed at least annually for indicators of impairment or more frequently if there are indicators of impairment.

The Company’s intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. Impairment losses are measured as the amount by which the carrying value of an asset group exceeds its fair value and are recognized in operating results. During the three months ended March 31, 2021, the Company reclassified our trade name asset for Perfect Audience from an indefinite lived asset to a definite lived asset with a useful life of 3 years as part of our phase out of the Perfect Audience name. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments, and the fair value of an asset group.

Goodwill and other Intangible Assets as of March 31, 2021 and December 31, 2020 are as follows:

	As of March 31, 2021
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$501,000	$(151,750)	$349,250
Technology	3,109,000	(1,583,727)	1,525,273
Customer relationships	1,320,000	(916,502)	403,498
Vendor relationships	1,813,000	(246,719)	1,566,281
Unamortized intangible assets:	6,743,000	(2,898,698)	3,844,302
Goodwill			10,221,440
Total goodwill and intangible assets			$14,065,742

	As of December 31, 2020
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$501,000	(120,000)	$381,000
Technology	3,109,000	(1,513,751)	1,595,249
Customer relationships	1,320,000	(892,004)	427,996
Vendor relationships	1,813,000	(201,394)	1,611,606
Unamortized intangible assets:	6,743,000	(2,727,149)	4,015,851
Goodwill			10,250,088
Total goodwill and intangible assets			$14,265,939

Estimated amortization expense for the remainder of 2021 and subsequent years is as follows:

2021	514,650
2022	634,200
2023	586,200
2024	420,200
2025	390,200
Thereafter	1,298,852
Total	$3,844,302

Amortization expense for the three months ended March 31, 2021 and 2020, was $0.17 million and $0.15 million, respectively.

Note 5: Debt

Credit Facility

In March 2016, the Company entered into a $2.5 million revolving loan agreement (the “Credit Facility”) with Western Alliance Bank. The facility originally matured on March 21, 2018 and was amended to mature on June 19, 2022. There are no mandatory amortization provisions, and the Credit Facility is payable in full at maturity. As of March 31, 2021, the Credit Facility is collateralized by a lien on substantially all of the existing and future assets of the Company and secured by a pledge of 100% of the capital stock of SharpSpring Technologies, Inc. and a 65% pledge of the Company’s foreign subsidiaries’ stock. The Credit Facility subjects the Company to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions. The Credit Facility also restricts our ability to pay cash dividends on our common stock. As of March 31, 2021, the credit facility carried an interest rate of 5.0%, there was $1.9 million outstanding under the Credit Facility, and no events of default have occurred. During the three months ended March 31, 2021 and 2020 the Company incurred interest expense of approximately $23,700 and approximately $2,600, respectively.

SBA Paycheck Protection Program Loan

In April 2020, SharpSpring entered into two loan agreements with United States Small Business Administration (“SBA”) under the Paycheck Protection Program for a total loan amount of $3.40 million (the “SBA Loans”). The SBA Loans have a maturity date of 2 years from the initial disbursement and carry an interest rate of 1% per year. The application for the SBA Loans requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operation of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support the ongoing operations in a manner that is not significantly detrimental to the business. The receipt of the funds from the SBA Loans and the forgiveness of the SBA Loans is dependent on the Company having initially qualified for the SBA Loans and qualifying for the forgiveness of such loans based on funds being used for certain expenditures such as payroll costs and rent, as required by the terms of the SBA Loans.

The SBA Loans are eligible for forgiveness as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) approved by the U.S. Congress on March 27, 2020 if certain requirements are met. The Company continues to evaluate and monitor the requirements of the CARES Act that allow for forgiveness. The Company applied for forgiveness with the SBA in which on March 11, 2021, the SBA forgave the principal balance and associated accumulated interest of one of the two SBA Loans in full. As a result, the Company recognized $0.17 million to other income in our consolidated statement of operations and comprehensive loss. The total principal and interest on the remaining SBA Loan was $3.26 million as of March 31, 2021 and is under review for forgiveness by the SBA. There is no assurance that the Company’s remaining obligation under the SBA Loans will be forgiven. If the remaining SBA Loan is not forgiven, the Company will be required to repay the remaining loan over the applicable repayment period, commencing after the applicable deferral period. Interest expense related to the SBA Loans for the three months ended March 31, 2021 and 2020 was approximately $0.01 million and $0, respectively. As of March 31, 2021, the current portion of the remaining SBA Loan, was $3.08 million and is included in current liabilities on the Company’s consolidated balance sheet.

Presently, the SBA and other government communications have indicated that all loans in excess of $2.0 million will be subject to audit and that those audits could take up to seven years to complete. If the SBA determines that the SBA Loan was not properly obtained and/or expenditures supporting forgiveness were not appropriate, the Company would be required to repay some or all of the SBA Loan and record additional expense which could have a material adverse effect on our business, financial condition and results of operations in a future period.

Note 6: Income Taxes

SharpSpring income taxes are computed in accordance with ASC Topic 740, Income Taxes. The income tax expense we record in any interim period is based on our estimated effective tax rate for the year for each jurisdiction that we operate in. The calculation of our estimated effective tax rate requires an estimate of pre-tax income by tax jurisdiction, as well as total tax expense (benefit) for the fiscal year. Accordingly, this tax rate is subject to adjustment if, in subsequent interim periods, there are changes to our initial estimates of total tax expense (benefit) or pre-tax income (loss), by jurisdiction.

On March 27, 2020, the CARES Act was enacted into the law. The CARES Act contained many income tax relief provisions including allowing for a 5-year carryback of federal net operating losses generated in tax years beginning in 2018, 2019, or 2020. As required under U.S. GAAP, the effects of tax law changes are recognized in the period of enactment. Accordingly, we recorded an incremental income tax benefit in the amount of $1.6 million associated with the CARES Act related to the carryback of the Company’s 2018 federal net operating loss in the first quarter of 2020.

During the three months ended March 31, 2021 and 2020, the Company recorded income tax expense of $0.01 million and income tax benefit of $1.56 million, respectively. During the three months ended March 31, 2021, and 2020, the Company’s effective tax rate was -0.3% and 61.3%, respectively. For the three months ended March 31, 2021, the effective tax rate varies from our statutory U.S. tax rate due to valuation allowances on losses and income generated in certain other jurisdictions at various tax rates. For the three months ended March 31, 2020, the effective tax rate varies from our statutory U.S. tax rate due to the tax impact of the CARES Act, valuation allowances on losses and income generated in certain other jurisdictions at various tax rates.

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

At March 31, 2021 and December 31, 2020, we have established a valuation allowance of $9.5 million and $8.9 million, respectively, against certain deferred tax assets given the uncertainty of recoverability of these amounts.

Note 7: Stock-Based Compensation

From time to time, the Company grants stock options and restricted stock unit awards to officers and employees of the Company. Additionally, the Company grants stock options and awards to directors as compensation for their service to the Company.

In November 2010, the Company adopted the 2010 Stock Incentive Plan (the “2010 Plan”) which was restated in its entirety in August 2018. As amended, up to 2,600,000 shares of common stock were available for issuance under the Plan. The Plan provided for the issuance of stock options and other stock-based awards. As of March 31, 2021, no shares remain available for future issuance under the 2010 Plan.

In April 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”), which was amend in July 2020. As amended no more than 1,025,000 shares of common stock, plus the number of shares of common stock underlying any award granted under the 2010 Plan that expires, terminates, is canceled, or is forfeited shall be available for grant under the 2019 Plan. The Plan provides for the issuance of stock options and other stock-based awards. During the terms of the Awards, the Company shall keep available at all times the number of shares of Common Stock required to satisfy such Awards.

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

Option awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2021	2020

Volatility	52%	52%
Risk Free Interest Rate	1.46% -1.66%	1.46%-1.66%
Expected term	6.25 years	6.25 years

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2021, and 2020, was $9.59 and $5.68, respectively.

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

Stock option awards are expensed on a straight-line basis over the requisite service period. During the three months ended March 31, 2021, and 2020, the Company recognized stock compensation expense of $0.26 million and $0.22 million, respectively, associated with stock option awards. At March 31, 2021, future stock compensation expense associated with stock options (net of estimated forfeitures) not yet recognized was $2.76 million and will be recognized over a weighted average remaining vesting period of 2.85 years. The following summarizes stock option activity for the three months ended March 31, 2021:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Life	Value
Outstanding at December 31, 2020	1,383,057	$7.60	7.1	$12,000,790

Granted	135,610	17.59
Exercised	(22,056)	8.14
Expired	(31)	11.98
Forfeited	(76,547)	9.16
Outstanding at March 31, 2021	1,420,033	$8.46	7.0	$10,927,536

Exercisable at March 31, 2021	800,258	$6.24	5.7	$7,810,798

The total intrinsic value of stock options exercised during the three months ended March 31, 2021, and 2020, were $198,914 and $1,468, respectively.

Restricted Stock Units

Restricted Stock Units (“RSUs”) having a value equal to the fair market value of an identical number of shares of Common Stock, which may, but need not, provide that such restricted award may not be sold, assigned, transferred or otherwise disposed of, pledged or hypothecated as collateral for a loan or as security for the performance of any obligation or for any other purpose for a period determined by the Board of Directors. The Plans are administered by the Board of Directors, which has the authority to determine to whom RSUs may be granted, the period of exercise, and what other restrictions, if any, should apply. Vesting for awards granted to date under the Plans is generally over three years from the date of the grant, Need to the vesting term of "three' years at "33%" after "one" year and "quarterly" thereafter. During the three months ended March 31, 2021, and 2020, the Company granted 9,705 and 35,855 Restricted Stock Units (RSUs), respectively.

RSUs are expensed using a graded vested schedule which are recorded on a straight-line basis over the requisite vesting period as if the award were, in substance, a single award. During the three months ended March 31, 2021, and 2020, the Company recognized stock compensation expense of approximately $0.08 million and $0.12 million, respectively, associated with RSUs. At March 31, 2021, future stock compensation expense associated with stock units (net of estimated forfeitures) not yet recognized was approximately $0.86 million and will be recognized over a weighted average remaining vesting period of 3.12 years. The following summarizes RSU activity for the period ended March 31, 2021:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Units	Per Share
Unvested at December 31, 2020	61,120	$15.06

Granted	9,705	26.50
Vested	(4,454)	12.39

Unvested at March 31, 2021	66,371	$16.91

Restricted Stock Awards

Restricted Stock Awards ("RSAs") are valued based on the closing price of our common stock on the date of grant, and compensation cost is recorded immediately if there is no vesting period. For awards granted that contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized on a straight-line basis over the requisite vesting period as if the award were, in substance, a single award. During the three months ended March 31, 2021, and 2020, the company recognized stock compensation expense of approximately $0.05 million and $0.03 million, respectively, associated with our stock awards. As of March 31, 2021, future stock compensation expense associated with these awards (net of estimated forfeitures) not yet recognized was approximately $0.07 million and will be recognized over a weighted average remaining vesting period of 1 year.

During the three months ended March 31, 2021, and 2020, the Company issued 1,784 and 2,680 shares, respectively, all of which were to non-employee directors as compensation for their service on the board. Such stock awards are immediately vested.

The following table summarizes RSA activity for the period ended March 31, 2021:

		Average
		Grant Date
	Number of	Fair Value
	Units	Per Share
Unvested at December 31, 2020	11,578	$9.57

Granted	1,784	20.68
Vested	(1,784)	20.68

Unvested at March 31, 2021	11,578	$9.57

Additionally, during the quarter the Company entered into an agreement with Marietta Davis to issue 8,479 shares of common stock in recognition of Ms. Davis’s previous service to the Company as a member of the Board of Directors. Ms. Davis served as a member of the Board of Directors of the Company from 2017 until her resignation as of August 17, 2020. The Company recorded an expense of approximately $0.17 million associated with this issuance. These shares were not issued from the 2019 Equity Incentive Plan.

Note 8: Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents for the period, including stock options and RSUs. Basic and diluted net loss per share were the same for each period presented as the inclusion of all potential common stock outstanding would have been anti-dilutive.

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(2,583,855)	$(988,077)

Basic and diluted weighted average common shares outstanding	12,814,164	11,521,192
Basic and diluted net loss per share	$(0.20)	$(0.09)

Additionally, since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. The Company’s outstanding stock options and unvested RSUs were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. The following table contains all potentially dilutive common stock equivalents:

	Three Months Ended
	March 31,
	2021	2020
Stock options	1,420,033	1,416,501
Restricted stock units	66,371	79,818
Total	1,486,404	1,496,319

Note 9: Commitments and Contingencies

Legal Proceedings

From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company is not currently a party to any litigation of a material nature.

Commitments

The Company rents our facilities with leases ranging from month-to-month to several years in duration. Most of our service contracts are on a month-to-month basis, however, some contracts and agreements extend out to longer periods. Future minimum lease payments, debt obligations, and payments due under non-cancelable service contracts are as follows as of March 31, 2021:

	Operating Leases	Debt Obligation	Non-Cancellable Contracts
Remainder of 2021	$991,199	$2,502,624	$315,000
2022	1,329,525	731,376	472,500
2023	1,369,159	-	542,500
2024	1,377,086	-	-
2025	1,416,720	-	-
2026	1,424,647	-	-
Thereafter	2,684,514	-	-
Total undiscounted cash flows	$10,592,850	$3,234,000	$1,330,000
Less imputed interest remaining	(2,289,700)
Present value of lease liability	$8,303,150

Sales and Franchise Taxes

State, local and foreign jurisdictions have differing rules and regulations governing sales, franchise, use, value added and other taxes. These rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to SaaS products in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus vary significantly and are complex. As such, we could face possible tax assessments and audits. A successful assertion, by any of these taxing authorities, that we should be collecting additional sales, use, value added or other taxes in jurisdictions where we have not historically done so and do not accrue for such taxes could result in tax liabilities and related penalties for past sales, discourage customers from purchasing our products or otherwise harm our business and operating results. We continue to evaluate the impact of various tax types which may require future sales, franchise, or other tax payments. The Company evaluated the potential contingent liability with respect to sales tax nexus in accordance with ASC 450 “Contingencies” and determined the liability is both reasonably estimate and probable. Accordingly, the Company recorded a contingent liability for sales tax of $0.33 million and $0.28 million as of March 31, 2021 and December 31, 2020, respectively. The Company estimates that the total range of exposure related to sales tax contingent liability is approximately $0.20 million to $0.59 million.

Defined Contribution Retirement Plan

We offer our U.S. employees the ability to participate in a 401(k) plan. Eligible U.S. employees may contribute up to 100% of their eligible compensation, subject to limitations established by the Internal Revenue Code. Historically, the Company contributed a matching contribution equal to 100% of each participant’s contribution up to the first 3% of their annual eligible compensation. The Company temporarily paused matching contributions from May 1, 2020 through March 21, 2021. The Company incurred expense associated with the matching contribution of approximately $0.01 million and $0.09 million for the three months ended March 31, 2021 and 2020, respectively.

Employment Agreements

The Company has employment agreements with several members of its leadership team and executive officers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on March 30, 2021.

Overview

We provide SaaS-based marketing technologies to customers around the world. Our focus is on marketing automation tools that enable customers to interact with a lead from an early stage and nurture that potential customer using advanced features until it becomes a qualified sales lead or customer. We primarily offer our premium SharpSpring Marketing Automation solution, but also have customers on the SharpSpring Mail+ product, which is a subset of the full suite solution. In 2019, the Company acquired the SharpSpring Ads platform, which allowed us to expand into the display retargeting space.

We believe our recent growth has been driven by the strong demand for marketing automation technology solutions, particularly in the small and mid-size business market. Our products are offered at competitive prices with unlimited multi-lingual customer support. Our SharpSpring Marketing Automation platform employs a subscription-based revenue model. We also earn revenues from additional usage charges that may come into effect when a customer exceeds a transactional quota, as well as fees earned for additional products and services. The SharpSpring Ads platform employs a usage-based revenue model. Revenue from this platform is dependent on the number of ads placed through the platform and the effectiveness of that ad space.

Unless the context otherwise requires, in this section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations references to “SharpSpring” relate to the SharpSpring Marketing Automation product and references to “SharpSpring Ads” relate to the SharpSpring Ads product, while all references to “our Company,” “we,” “our” or “us” and other similar terms means SharpSpring, Inc., a Delaware corporation, and wholly owned subsidiaries.

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

We implemented a 10% reduction to salaries across most of the Company and paused quarterly bonuses in the second quarter of 2020. The Company reinstated full salaries and quarterly bonuses on November 1, 2020. During the second quarter of 2020, the Company also paused our 401k matching program through March of 2021. The Company also cut various other non-employee related costs across the board to ensure future flexibility. This included an approximate 40% reduction in the marketing program spend and putting a greater reliance on internal lead generation through the majority of 2020. The Company delayed any non-essential capital expenditures, which allowed us to maintain cash flow flexibility during the COVID pandemic.

The Company increased our cash position by $1.90 million by drawing down on our Credit Facility as described in Note 5, Credit Facility. Also described in Note 5, SBA Paycheck Protection Loans, the Company received $3.40 million from the Small Business Association (“SBA”) loan program in April 2020, which as of March 31, 2021, $0.17 million has been forgiven and the remaining balance may be forgiven if the criteria defined by the SBA is met. The Company has filed the application for forgiveness with SBA but has not yet received a decision from the SBA as to remaining loan of the loan will be forgiven. We also received an approximately $1.60 million tax refund in June 2020 as a result of historical net operating losses described in Note 6, Income Taxes. The SBA loan program and tax refund are both results of the CARES Act enacted by Congress in March 2020. This cash infusion continues to allow for increased flexibility in these uncertain times. In addition, the Company received approximately $13.94 million from a stock offering, net of issuance costs, in December 2020.

While, the COVID-19 pandemic has made significant impact on the entire global economy, the SharpSpring sales and marketing platforms continue to generate demand in these uncertain times and as a SaaS product we can continue to provide our product to our customers while still practicing social distancing which is more difficult in other industries. During the three months ended March 31, 2021, we activated 175 new customers compared to 314 in the same period in 2020. The first quarter of 2021 was challenging on our sales and marketing funnel as the direct and indirect impacts of COVID remained. Despite a lower-than-average new logo sales quarter, we believe our tools offer our customers a chance to thrive in these uncertain times where others are diminishing. For customers that use the various features our platform provides, we are deeply embedded in their sales and marketing processes. Our SharpSpring Ads business has faced downward pressures beyond that of our Marketing Automation platform as the retargeting industry continues to experience difficulties as customers spend less on advertisements during this unprecedented time. We continue to invest in our product as we still expect long term growth from this business and believe the current economic climate for advertisement retargeting is temporary only due to COVID. During the first quarter of 2021, we have returned our marketing spend levels to a pre-pandemic level in an effort to spur growth of new customers back to levels we were able to achieve prior to COVID.

COVID has created a more global and therefore more competitive employment pool for companies across the United States as well as the rest of the world. As such we are no longer competing for talented employees with other local companies, but rather competing with companies across the globe as remote work has become more widely adopted. We have taken steps to review our total compensation package including flexibility of working remotely, to ensure we can remain competitive in the current environment. We believe the steps we have taken will allow us to remain competitive for top talent needed to grow our company.

Despite COVID-19, the Company was able to continue to grow revenue in the three months ended March 31, 2021 compared to both the three months ended March 31 and December 31, 2020. We believe we have limited the impact of COVID on our existing customer base, however, we are still experiencing difficulties attracting new customers with the economic uncertainties of COVID still looming. It is possible that we could be further impacted from COVID in subsequent quarters in ways that we presently do not anticipate; however, at this time, our business continues to grow. In addition, we have been able to maintain the size of our workforce throughout the entirety of the pandemic. The full extent of the impact to the Company due to the impact of the COVID-19 pandemic for the next year and beyond cannot be currently determined, but the Company has taken measures to best position our self to continue to be successful in these uncertain times. The extent to which the COVID-19 pandemic will impact the Company will depend on future developments, which are still uncertain and cannot be reasonably predicted, including the duration of the outbreak, the increase or reduction in governmental restrictions to businesses and individuals, the potential for a resurgence of the virus and other factors. The longer the COVID-19 pandemic continues, the greater the potential negative financial effect on the Company. We continue to evaluate the impact of global economic and health conditions to ensure our responses to these uncertain times are both timely and appropriate.

Results of Operations

Three Months Ended March 31, 2021, Compared to the Three Months Ended March 31, 2020:

				Percent
	Three Months Ended		Change	Change
	March 31,		from	from
	2021	2020	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$7,989,231	$7,052,729	$936,502	13%
Cost of Sales	1,890,013	2,367,642	(477,629)	-20%
Gross Profit	$6,099,218	$4,685,087	$1,414,131	30%

Revenues increased $0.94 million to $7.99 million for the three months ended March 31, 2021 as compared $7.05 million to the three months ended March 31, 2020 primarily from the combined impact of our two most recent rolling annual price increases throughout the year put in place during the first quarter of 2021 and 2020. Revenues for our flagship marketing automation platform increased to $7.38 million in the three months ended March 31, 2021, up from $6.36 million in the three months ended March 31, 2020. Revenue from the SharpSpring Ads platform decreased $0.05 million to $0.57 million for the three months ended March 31, 2021 compared to $0.62 million for the three months ended March 31, 2020.

Cost of sales decreased $0.48 million to $1.89 million for the three months ended March 31, 2021 compared to $2.37 million for the three months ended March 31, 2020. The decrease in cost of sales was driven primarily by a decrease in employee related costs associated with providing and supporting our technology platform to more customers of approximately $0.17 million as we have been able to more efficiently support our customers with greater scale. Costs associated with our SharpSpring Ads platform for the three months ended March 31, 2021 decreased approximately $0.22 million compared to the same period last year due to significant initial cost of supporting SharpSpring Ads in the first full quarter of operations after we acquired the platform in November 2019. In addition, costs increased $0.02 million during the three months ended March 31, 2021 for hosting costs to support new revenues from both our various products. Total cost of sales related to the SharpSpring Marketing Automation product decreased approximately $0.25 million in the first quarter of 2021 compared to the first quarter of 2020. Gross margin as a percentage of revenue increased from 66.4% in the first quarter of 2020 to 76.3% in the first quarter of 2021. This improvement in gross margin is the result of overall efficiencies within our cost of sales.

				Percent
	Three Months Ended		Change	Change
	March 31,		from	from
	2021	2020	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$3,791,382	$3,034,121	$757,261	25%
Research and development	2,115,740	1,578,139	537,601	34%
General and administrative	2,771,638	2,413,842	357,796	15%
Intangible asset amortization	171,549	152,801	18,748	12%
	$8,850,309	$7,178,903	$1,671,406	23%

Sales and marketing expenses increased $0.76 million to $3.79 million for the three months ended March 31, 2021 as compared to $3.03 million for the three months ended March 31, 2020. The increase was primarily due to an increase of $0.64 million in marketing program spend to drive growth of new sales, in the three months ended March 31, 2021. Additionally, employee-related costs, including equity compensation, increased $0.17 million to support increased marketing program spend in the first quarter of 2021 compared to the same period of 2020. These increases were partially offset by a decrease of $0.06 million in recruiting expense related to additional sales and marketing hires made in the first quarter of 2020.

Research and development expenses increased $0.54 million to $2.12 million for the three months ended March 31, 2021 as compared to $1.58 million for the three months ended March 31, 2020. The increase in research and development expense is primarily due to an increase of $0.54 million in employee-related costs, including equity compensation, tied to increased headcount and a more competitive salary environment for remote workers as more companies transition to remote workers as a result of COVID-19. Outsourced development costs for the three months ended March 31, 2021 decreased approximately $0.18 million as compared to the three months ended March 31, 2020 as we concentrated on internal development work as opposed to outsourced development. Capitalized development costs for the three months ended March 31, 2021, and March 31, 2020 were $0.07 million and $0.27 million, respectively. The smaller capitalization resulted in a net increase research and development expense of approximately $0.20 million for the three months ended March 31, 2021 compared to the same period last year.

General and administrative expenses increased $0.36 million to $2.77 million for the three months ended March 31, 2021 as compared to $2.41 million for the three months ended March 31, 2020. Facilities and rent expense for the three months ended March 31, 2021 increased approximately $0.10 million compared to the three months ended March 31, 2020 and was mostly related to the addition of office space at our Gainesville headquarters during the second quarter of 2020. Employee related costs increased approximately $0.13 million compared to the three months ended March 31, 2020, to support increased financial and general operational needs of the business. Other non-headcount and non-facilities costs, including insurance premiums and public company registration fees increased $0.07 million. Expenses from outside professional services decreased by approximately $0.96 million. Depreciation expense increased by approximately $0.07 million related to increased property and equipment expenditures throughout 2020 to furnish the additional office space as well as increased capitalized software costs.

Amortization of intangible assets increased $0.02 million to $0.17 million for the three months ended March 31, 2021 as compared to $0.15 million the three months ended March 31, 2020 due primarily to the change from indefinite lived to definite lived asset of our Perfect Audience trade name in the first quarter of 2021 (Note 4).

				Percent
	Three Months Ended		Change	Change
	March 31,		from	from
	2021	2020	Prior Year	Prior Year
Other
Other income (expense), net	$173,809	$(56,778)	$230,587	-406%
Provision (benefit) for income taxes	6,573	(1,562,517)	1,569,090	-100%

Other expense is generally related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency, as well as interest expense related to our Credit Facility. For the three months ended March 31, 2021, we also recorded a gain on extinguishment of debt of approximately $0.17 million related to forgiveness of one of our SBA loans in March of 2021. Interest expense relating to our Credit Facility and SBA Loans (Note 5) for the three months ended March 31, 2021 and 2020 was approximately $0.03 million and $2,600, respectively.

During the three months ended March 31, 2021, our income tax expense was related to income derived in foreign jurisdictions at the applicable statutory tax rates. During the three months ended March 31, 2020, our income tax benefit was related to carryback of net operating loss for our consolidated U.S. entities for the years prior to 2019 as result of changes to the tax law from the CARES Act. For years 2021 and 2020, we have recorded a full valuation allowance against all of our U.S. net operating loss deferred tax assets, so there is no tax benefit recorded on the Consolidated Statement of Operations and Comprehensive Loss for those losses.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of operating cash inflows are payments from customers for use of our SharpSpring Marketing Automation and SharpSpring Ads platforms. Such payments are primarily received monthly and weekly respectively from customers but can sometimes be received in advance of providing the services, yielding a deferred revenue liability on our consolidated balance sheet. In December of 2020, the Company issued 1,000,000 shares of common stock and raised approximately $13.94 million, net of issuance costs. In June 2020, we received a tax refund of approximately $1.60 million as net operating losses in prior years that could be realized as part of the tax law changes in the CARES Act. In addition to the tax refund the Company received approximately $3.40 million from the SBA Loans in April 2020. In March 2020, the Company drew down on our available $1.90 million Credit Facility.

Our primary sources of cash outflows from operations include payroll and payments to vendors and third-party service providers.

Analysis of Cash Flow

Net cash used in operating activities improved by $0.27 million to $1.37 million used in operations for the three months ended March 31, 2021 compared to approximately $1.64 million for the three months ended March 31, 2020. The decrease in cash used in operating activities was attributable primarily to timing of payments related to our accrued expenses and other current liabilities.

Net cash used in investing activities improved by $0.32 million to $0.10 million for the three months ended March 31, 2021 compared to $0.41 million for the three months ended March 31, 2020. The decrease in cash used for investing activities was primarily related to the reduced investment in property and equipment and decreased in investment in capitalized software development during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Net cash provided by financing activities decreased by $1.73 million to $0.16 million for the three months ended March 31, 2021 compared to $1.88 million for the three months ended March 31, 2020. The decrease in cash provided by financing activities was primarily related to the Company’s $1.9 million proceeds received from our Credit Facility during the three months ended March 31, 2020 (Note 5). This decrease in cash flow was slightly offset by the $0.18 million proceeds from the exercise of employee stock options received during the three months ended March 31, 2021, compared to $0.01 million received during the three months ended March 31, 2020.

We had net working capital of approximately $20.75 million and $22.81 million as of March 31, 2021, and December 31, 2020, respectively. Our cash balance was $26.86 million on March 31, 2021, reflecting the $1.9 million received from our Credit Facility and $3.4 million received from the SBA Loans in March and April 2020, respectively. Our cash balance was $28.27 million on December 31, 2020 reflecting the $13.9 million secondary offering, net of issuance costs, in December 2020.

Contractual Obligations

As of March 31, 2021, there were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2021, other than those appearing in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Significant Accounting Policies

As of March 31, 2021, there were no significant changes in the application of our significant accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. We have consistently applied these policies in all material respects. We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2021. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of March 31, 2021 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Company Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, our Company issued the following securities without registering the securities under the Securities Act of 1933, as amended:

Date	Security
January 19, 2021	Common Stock – 8,479 shares of common stock issued for services valued at $167,969.

No underwriters were utilized, and no commissions or fees were paid with respect to the above transaction. This person was the only offeree in connection with this transaction. We relied on Section 4(a)(2) and Rule 506 of Regulation D of the Securities Act since the transaction did not involve any public offering.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	2021 Executive Bonus Plan. (incorporated by reference to the Company’s Form 8-K filed on February 18, 2021)
10.2	Employee Agreement Amendment - Richard Carlson (incorporated by reference to the Company’s Form 8-K filed on February 18, 2021)
10.3	Employee Agreement Amendment - Richard Carlson (incorporated by reference to the Company’s Form 8-K/A filed on April 16, 2020)
10.4	Employee Agreement Amendment - Richard Carlson (incorporated by reference to the Company’s Form 8-K filed 2/27/19).
10.5	Employee Agreement Amendment - Richard Carlson (incorporated by reference to the Company’s Form 8-K filed 2/12/18).
10.6	Employee Agreement Amendment - Richard Carlson (incorporated by reference to the Company’s Form 8-K filed 4/15/17).
10.7	Employee Agreement - Richard Carlson (incorporated by reference to the Company’s Form 8-K filed 9/14/15).
10.8	Employee Agreement Amendment - Travis Whitton (incorporated by reference to the Company’s Form 8-K filed on February 18, 2021)
10.9	Employee Agreement Amendment - Travis Whitton (incorporated by reference to the Company’s Form 8-K/A filed on April 16, 2020)
10.10	Employee Agreement Amendment - Travis Whitton (incorporated by reference to the Company’s Form 8-K filed 2/27/19).
10.11	Employee Agreement Amendment - Travis Whitton (incorporated by reference to the Company’s Form 8-K filed 2/12/18).
10.12	Employee Agreement Amendment - Travis Whitton (incorporated by reference to the Company’s Form 8-K filed 8/1/17).
10.13	Employee Agreement Amendment - Travis Whitton (incorporated by reference to the Company’s Form 8-K filed 7/8/16).
10.14	Employee Agreement - Travis Whitton (incorporated by reference to the Company’s Form 8-K filed 7/8/16).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	XBRL*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SharpSpring, Inc.

By:	/s/Richard A. Carlson
Richard A. Carlson
Chief Executive Officer (Principal Executive Officer) Date: May 17, 2021

SharpSpring, Inc.

By:	/s/ Aaron Jackson
Aaron Jackson Chief Financial Officer
(Principal Financial Officer) Date: May 17, 2021

