Form 10-Q
period 2021-06-30
SharpSpring, Inc.
filed 2021-08-16
CIK 1506439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,886,660 shares of common stock as of August 13, 2021.

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

Examples of forward-looking statements include, but are not limited to:

•	the proposed Merger (as defined below);
•	the anticipated timing of the development of future products;
•	projections of costs, revenue, earnings, capital structure and other financial items;
•	statements of our plans and objectives;
•	statements regarding the capabilities of our business operations;
•	statements of expected future economic performance;
•	statements regarding competition in our market; and
•	assumptions underlying statements regarding us or our business.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	the proposed acquisition of the Company pursuant to the Agreement and Plan of Merger, dated as of June 21, 2021, as it may be amended from time to time in accordance with its terms (the “Merger Agreement”), by and among Constant Contact, Inc., a Delaware corporation (“Constant Contact”) and Groove Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Constant Contact (“MergerSub”), providing for the merger of MergerSub with and into the Company (the “Merger”) and for the Company to become a wholly-owned subsidiary of Constant Contact, including the risk that the transaction may not be completed in a timely manner or at all, which may adversely affect the Company’s business and the price of its common stock, the failure to satisfy the conditions to the consummation of the transaction, including the adoption of the Merger Agreement by the shareholders of the Company, and the receipt of certain governmental and regulatory approvals, the effect of the announcement or pendency of the transaction on the Company’s business relationships, operating results, and business generally, risks that the proposed transaction disrupts the Company’s current plans and operations and potential difficulties in the Company’s employee retention as a result of the transaction, risks related to diverting management’s attention from the Company’s ongoing business operations, and the outcome of any legal proceedings that instituted against the Company or the purchaser related to the Merger Agreement or the transaction;
•	strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses;
•	the ability of our agency partners to resell the SharpSpring platform to their clients;
•	security breaches, cybersecurity attacks and other significant disruptions in our information technology systems;
•	changes in customer demand;
•	the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors' services;
•	developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards;
•	the occurrence of hostilities, political instability or catastrophic events;
•	the coronavirus (“COVID-19”) and its potential impact on our business; and
•	natural events such as severe weather, fires, floods and earthquakes, or man-made or other disruptions of our operating systems, structures or equipment;

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1A “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and in Item 1A of Part II of this Quarterly Report on Form 10-Q. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHARPSPRING, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$25,157,240	$28,267,792
Accounts receivable, net of allowance for doubtful accounts of $74,126 and $56,134 at June 30, 2021 and December 31, 2020, respectively	300,149	323,130
Unbilled receivables	1,265,527	1,248,060
Income taxes receivable	143,498	54,449
Other current assets	1,293,952	1,433,543
Total current assets	28,160,366	31,326,974

Property and equipment, net	1,861,067	2,188,948
Goodwill	10,230,917	10,250,088
Intangibles, net	3,672,753	4,015,851
Right-of-use assets	7,934,913	8,352,028
Other long-term assets	584,435	611,857
Total assets	$52,444,451	$56,745,746

Liabilities and Shareholders' Equity
Accounts payable	$964,933	$1,074,594
Accrued expenses and other current liabilities	2,242,981	1,259,836
Line of credit	1,900,000	1,900,000
Deferred revenue	862,767	845,265
Income taxes payable	23,755	81,221
Lease liability, current portion	748,499	724,627
Notes payable, current portion	-	2,630,962
Total current liabilities	6,742,935	8,516,505
Lease liability, net of current portion
	7,358,118	7,771,898
Notes payable, net of current portion	-	768,538
Total liabilities	14,101,053	17,056,941
Commitments and contingencies (Note 9)

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 12,902,030 issued and 12,882,030 outstanding as of June 30, 2021; 12,818,797 issued and 12,798,797 outstanding as of December 31, 2020	12,902	12,819
Additional paid in capital	77,141,573	75,544,966
Accumulated other comprehensive loss	(219,736)	(215,269)
Accumulated deficit	(38,507,341)	(35,569,711)
Treasury stock	(84,000)	(84,000)
Total shareholders' equity	38,343,398	39,688,805

Total liabilities and shareholders' equity	$52,444,451	$56,745,746

See accompanying notes to the consolidated financial statements.

SHARPSPRING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue	$8,106,243	$7,270,905	$16,095,473	$14,323,634

Cost of services	1,984,662	1,873,029	3,874,675	4,240,671
Gross profit	6,121,581	5,397,876	12,220,798	10,082,963

Operating expenses:
Sales and marketing	3,915,096	2,395,100	7,706,478	5,429,222
Research and development	2,111,540	1,484,890	4,227,280	3,063,029
General and administrative	3,522,971	2,244,560	6,294,610	4,658,401
Intangible asset amortization	171,549	183,746	343,098	336,547

Total operating expenses	9,721,156	6,308,296	18,571,466	13,487,199

Operating loss	(3,599,575)	(910,420)	(6,350,668)	(3,404,236)
Other income (expense), net	(21,354)	(2,777)	(14,519)	(59,556)
Gain on extinguishment of debt	3,271,101	-	3,438,077	-

Loss before income taxes	(349,828)	(913,197)	(2,927,110)	(3,463,792)

Provision (benefit) for income taxes	3,947	57,187	10,520	(1,505,331)
Net loss	$(353,775)	$(970,384)	$(2,937,630)	$(1,958,461)

Net loss per share, basic and diluted	$(0.03)	$(0.08)	$(0.23)	$(0.17)

Shares used in computing net loss per share, basic and diluted	12,852,131	11,529,324	12,833,148	11,525,258

Other comprehensive loss:
Foreign currency translation adjustment, net	5,493	3,258	(4,467)	(5,569)
Comprehensive loss	$(348,282)	$(967,126)	$(2,942,097)	$(1,964,030)

See accompanying notes to the consolidated financial statements.

SHARPSPRING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Treasury Stock		Accumulated
	Shares	Amount	Capital	Loss	Shares	Amount	Deficit	Total
Balance, March 31, 2020	11,545,957	$11,546	$59,206,549	$(233,620)	20,000	$(84,000)	$(30,728,759)	$28,171,715
Stock based compensation	-	-	323,722	-	-	-	-	323,722
Issuance of common stock for cash	3,155	3	12,285	-	-	-	-	12,289
Issuance of common stock for services	4,824	5	46,692	-	-	-	-	46,696
Issuance of common stock under stock plans, net of shares withheld for employee taxes	784	1	(1,870)	-	-	-	-	(1,869)
Foreign currency translation adjustment, net	-	-	-	3,258	-	-	-	3,258
Net loss	-	-	-	-	-	-	(970,384)	(970,384)
Balance, June 30, 2020	11,554,720	$11,555	$59,587,378	$(230,362)	20,000	$(84,000)	$(31,699,143)	$27,585,428

Balance, March 31, 2021	12,854,252	12,854	76,255,585	(225,229)	20,000	(84,000)	(38,153,566)	37,805,644
Stock based compensation	-	-	544,365	-	-	-	-	544,365
Issuance of common stock for cash	43,967	44	321,906	-	-	-	-	321,950
Issuance of common stock for services	1,836	2	30,953	-	-	-	-	30,955
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,975	2	(11,236)	-	-	-	-	(11,234)
Foreign currency translation adjustment	-	-	-	5,493	-	-	-	5,493
Net loss	-	-	-	-	-	-	(353,775)	(353,775)
Balance, June 30, 2021	12,902,030	$12,902	$77,141,573	$(219,736)	20,000	$(84,000)	$(38,507,341)	$38,343,398

Balance, December 31, 2019	11,537,163	$11,537	$58,851,285	$(224,793)	20,000	$(84,000)	$(29,740,682)	$28,813,347
Stock based compensation	-	-	663,078	-	-	-	-	663,078
Issuance of common stock for cash	4,660	5	23,457	-	-	-	-	23,462
Issuance of common stock for services	7,504	8	77,965	-	-	-	-	77,972
Issuance of common stock under stock plans, net of shares withheld for employee taxes	5,393	5	(28,407)	-	-	-	-	(28,402)
Foreign currency translation adjustment	-	-	-	(5,569)	-	-	-	(5,569)
Net loss	-	-	-	-	-	-	(1,958,461)	(1,958,461)
Balance, June 30, 2020	11,554,720	$11,555	$59,587,378	$(230,362)	20,000	$(84,000)	$(31,699,143)	$27,585,428

Balance, December 31, 2020	12,818,797	12,819	75,544,966	(215,269)	20,000	(84,000)	(35,569,711)	39,688,805
Stock based compensation	-	-	895,088	-	-	-	-	895,088
Issuance of common stock for cash	66,023	66	501,971	-	-	-	-	502,037
Issuance of common stock for services	12,099	12	235,805	-	-	-	-	235,817
Issuance of common stock under stock plans, net of shares withheld for employee taxes	5,111	5	(36,257)	-	-	-	-	(36,252)
Foreign currency translation adjustment	-	-	-	(4,467)	-	-	-	(4,467)
Net loss	-	-	-	-	-	-	(2,937,630)	(2,937,630)
Balance, June 30, 2021	12,902,030	$12,902	$77,141,573	$(219,736)	20,000	$(84,000)	$(38,507,341)	$38,343,398

See accompanying notes to the consolidated financial statements.

SHARPSPRING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,937,630)	$(1,958,461)
Adjustments to reconcile loss from operations:
Depreciation and amortization	1,041,311	774,140
Gain on extinguishment of debt	(3,438,077)	-
Amortization of costs to acquire contracts	407,282	404,767
Non-cash stock compensation	1,138,405	741,051
Deferred income taxes	-	(5,504)
Loss on disposal of property and equipment	3,299	-
Unrealized foreign currency (gain) loss	(45,204)	109,928
Changes in assets and liabilities:
Accounts receivable	20,362	(106,260)
Unbilled receivables	(27,704)	(133,315)
Right-of-use assets	417,115	(3,475,390)
Other assets	(239,733)	(279,099)
Income taxes, net	(144,864)	33,639
Accounts payable	(108,933)	(120,934)
Lease liabilities	(389,909)	3,511,291
Accrued expenses and other current liabilities	975,631	(288,041)
Deferred revenue	20,294	(201,893)
Net cash used in operating activities	(3,308,355)	(994,081)

Cash flows from investing activities
Purchases of property and equipment	(169,328)	(352,900)
Capitalization of software development costs	(204,302)	(424,124)
Net cash used in investing activities	(373,630)	(777,024)

Cash flows used in financing activities:
Proceeds from line of credit	-	1,900,000
Proceeds from note payable	-	3,399,500
Proceeds from exercise of stock options, net	502,037	23,462
Payments for taxes related to net share settlement of equity awards	(36,252)	(28,402)
Net cash provided by financing activities	465,785	5,294,560

Effect of exchange rate on cash	105,648	(118,509)

Change in cash and cash equivalents	(3,110,552)	3,404,946

Cash and cash equivalents, beginning of period	28,267,792	11,881,949

Cash and cash equivalents, end of period	$25,157,240	$15,286,895

Supplemental information on consolidated statements of cash flows:
Cash paid (received) during the period for
Interest, net	$48,028	$(19,255)
Income taxes, net	$155,294	(1,533,467)
Non-cash activities
Right-of-use asset obtained for lease liability	$-	$3,758,014

See accompanying notes to the consolidated financial statements.

SHARPSPRING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Organization and Proposed Merger

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

On June 21, 2021, the Company entered into an Agreement and Plan of Merger, as it may be amended from time to time in accordance with its terms (the “Merger Agreement”) with Constant Contact, Inc., a Delaware corporation (“Constant Contact”) and Groove Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Constant Contact (“MergerSub”), providing for the merger of MergerSub with and into the Company (the “Merger”) and for the Company to become a wholly-owned subsidiary of Constant Contact.

COVID – 19

On January 30, 2020, the World Health Organization declared the coronavirus “COVID-19” outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of COVID-19 included restrictions on travel, quarantines, or “stay‑at‑home” restrictions in certain areas and forced closures for certain types of public places and businesses. COVID‑19, and the recently identified variants of COVID-19, and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets globally, including the geographical areas in which the Company operates.

While it is unknown how long these conditions will last and what the complete financial impact will be, the Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of the business/operations and are unable at this time to predict the continued impact that COVID-19 will have on its business, financial position, and operating results in future periods due to numerous uncertainties.

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

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. At June 30, 2021, and December 31, 2020, the Company had cash balances at financial institutions that exceed federally insured limits. The Company maintains its cash balances with accredited financial institutions. The Company does not believe it is subject to unusual credit risk beyond normal credit risk associated with commercial banking relationships.

Our accounts receivable exposes the Company to credit risk in the event of nonpayment by customers. As of June 30, 2021, two customers had an open accounts receivable balance above 10% of our net accounts receivable balance, which represented 24.1% of the Company’s net accounts receivable balance. As of December 31, 2020, the Company had one customer representing 12.4% of net accounts receivable balance.

There were no customers that accounted for more than 10% of Company’s total revenue for any financial period presented.

Significant Accounting Policies

There were no material changes to the Company’s significant accounting policies disclosed in “Note 2 – Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 30, 2021.

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

Recently Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017- 04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, simplifying the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. Under current guidance, Step 2 of the goodwill impairment test requires entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value is recognized as goodwill impairment. Under the new standard, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. The new standard was effective beginning in January 2021, with early adoption permitted. The Company early adopted this ASU on January 1, 2020.

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

This standard is effective for fiscal and interim periods beginning after December 15, 2020. We believe the adoption of this standard has not and will not have a material impact on our consolidated financial statements.

There are no other new accounting pronouncements that are expected to have a material impact on the Company and all subsidiaries thereof. All intercompany balances and transactions have been eliminated upon consolidation.

Note 2: Revenue Recognition

Unbilled Receivables

In cases where customers pay for services in arrears, the Company accrues for revenue in advance of billings as long as the criteria for revenue recognition are met, thus creating a contract asset (unbilled receivable). As of March 31, 2021, and 2020, the Company had unbilled receivables of $1.26 million and $1.09 million, respectively. Substantially all of these services were billed during the three months ended June 30, 2021, and 2020, respectively. Unbilled receivable balances net remained unchanged during the three months ended June 30, 2021. During the three months ended June 30, 2020, unbilled receivables increased by $0.04 million.

Unbilled receivable balances as of December 31, 2020, and 2019 were $1.25 million and $1.00 million, respectively. Unbilled receivable balances increased by $0.02 million and increased by $0.13 million during the six months ended June 30, 2021, and 2020, respectively. As of June 30, 2021, and 2020, the Company had unbilled receivables of $1.27 million and $1.13 million, respectively. These unbilled balances were the result of services provided in period, but not yet billed to the customer.

Capitalized Cost of Obtaining a Contract

The Company capitalizes sales commission costs which are incremental to obtaining a contract. The Company expenses costs that are related to obtaining a contract but are not incremental such as other sales and marketing costs and other costs that would be incurred regardless of if the contract was obtained. Capitalized costs are amortized using straight-line amortization over a three-year estimated weighted average life of the customer. As of June 30, 2021, the net carrying value of the capitalized cost of obtaining a contract was $1.18 million, of which $0.63 million is included in other current assets and $0.55 million is included in other long-term assets. As of December 31, 2020, the net carrying value of the capitalized cost of obtaining a contract was $1.27 million, of which $0.69 million is included in other current assets and $0.58 million is included in other long-term assets. For the three months ended June 30, 2021, and 2020, the Company amortized approximately $0.20 million for each period, in costs directly attributable to obtaining contracts. For the six months ended June 30, 2021, and 2020, the Company amortized approximately $0.41 million and $0.40 million, respectively, in costs directly attributable to obtaining contracts.

Deferred Revenue

Deferred revenue consists of payments received in advance of the Company providing the services. Most of our deferred revenue balances (contract liabilities) arise from payments from customers in advance of service on a periodic basis (such as monthly, quarterly, annually, or bi-annually), while the portion of our deferred revenue balances associated with SharpSpring Ads arises from prepaid deposits for future usage of the platform. Deferred revenue from our SharpSpring Marketing Automation customers is earned over the service period identified in each contract. Deferred revenue from our SharpSpring Ads retargeting customers is earned as the service is used. Additionally, the Company has deferred revenue related to implementation fees for its SharpSpring Marketing Automation solution that are paid in advance, which is recognized over the service period. These implementation services are typically performed over a 60-day period. As of March 31, 2021, and 2020, the Company had deferred revenue balances of $0.95 million and $0.77 million, respectively. Deferred revenue decreased by $0.09 million and decreased by $0.11 million during the three months ended June 30, 2021, and 2020, respectively. Deferred revenue balances were $0.85 million and $0.86 million as of December 31, 2020, and 2019, respectively. Deferred revenue increased by $0.01 million and decreased by $0.2 million during the six months ended June 30, 2021, and 2020, respectively. The Company had deferred revenue contract liability balances of $0.86 million and $0.66 million as of June 30, 2021, and June 30, 2020, respectively.

Disaggregation of Revenue

Disaggregated revenue for the three and six months ended June 30, 2021, and 2020, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue by Product:
Marketing Automation Revenue	$7,495,296	$6,566,976	$14,878,176	$12,926,333
Retargeting Revenue	581,490	667,910	1,155,064	1,286,717
Mail + Product Revenue	29,457	36,019	62,233	110,584
Total Revenue	$8,106,243	$7,270,905	$16,095,473	$14,323,634

Revenue by Type:
Recurring Revenue	$7,283,298	$6,319,119	$14,434,024	$12,449,561
Retargeting Revenue	581,490	667,911	1,155,064	1,286,717
Upfront Fees	241,455	283,875	506,385	587,356
Total Revenue	$8,106,243	$7,270,905	$16,095,473	$14,323,634

Note 3: Property & Equipment

Property and equipment as of June 30, 2021, and December 31, 2020, is as follows:

	June 30,	December 31,
	2021	2020
Property and equipment, gross:
Leasehold improvements	$366,735	$313,119
Furniture and fixtures	913,370	913,370
Capitalized software development costs	2,352,235	2,147,934
Computer equipment and other software	1,191,049	1,083,432
Total	4,823,389	4,457,855
Less: Accumulated depreciation	(2,962,322)	(2,268,907)
Property and equipment, net:	$1,861,067	$2,188,948

Depreciation expense related to property and equipment was $0.43 million and $0.23 million for the three months ended June 30, 2021, and 2020, respectively. Depreciation expense related to property and equipment was $0.70 million and $0.44 million for the six months ended June 30, 2021, and 2020, respectively.

Note 4: Goodwill and Other Intangible Assets

Goodwill and acquired intangible assets are initially recorded at fair value and are reviewed at least annually for indicators of impairment or more frequently if there are indicators of impairment.

The Company’s intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. Impairment losses are measured as the amount by which the carrying value of an asset group exceeds its fair value and are recognized in operating results. During the six months ended June 30, 2021, the Company reclassified our trade name asset for Perfect Audience from an indefinite lived asset to a definite lived asset with a useful life of 3 years as part of our phase out of the Perfect Audience name. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments, and the fair value of an asset group.

Goodwill and other Intangible Assets as of June 30, 2021, and December 31, 2020, are as follows:

	As of June 30, 2021
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$501,000	$(183,500)	$317,500
Technology	3,109,000	(1,653,703)	1,455,297
Customer relationships	1,320,000	(941,000)	379,000
Vendor relationships	1,813,000	(292,044)	1,520,956
Unamortized intangible assets:	6,743,000	(3,070,247)	3,672,753
Goodwill			10,230,917
Total goodwill and intangible assets			$13,903,670

	As of December 31, 2020
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Trade names	$501,000	$(120,000)	$381,000
Technology	3,109,000	(1,513,751)	1,595,249
Customer relationships	1,320,000	(892,004)	427,996
Vendor relationships	1,813,000	(201,394)	1,611,606
Unamortized intangible assets:	6,743,000	(2,727,149)	4,015,851
Goodwill			10,250,088
Total goodwill and intangible assets			$14,265,939

Estimated amortization expense for the remainder of 2021 and subsequent years is as follows:

Remainder of 2021	$343,100
2022	634,200
2023	586,200
2024	420,200
2025	390,200
Thereafter	1,298,853
Total	$3,672,753

Amortization expense for three months ended June 30, 2021, and 2020, was $0.17 million and $0.18 million, respectively. Amortization expense for the six months ended June 30, 2021, and 2020, was $0.34 million and $0.34 million, respectively.

Note 5: Debt

Credit Facility

In March 2016, the Company entered into a $2.5 million revolving loan agreement (the “Credit Facility”) with Western Alliance Bank. The facility originally matured on March 21, 2018 and was amended to mature on June 19, 2022. There are no mandatory amortization provisions, and the Credit Facility is payable in full at maturity. As of June 30, 2021, the Credit Facility is collateralized by a lien on substantially all of the existing and future assets of the Company and secured by a pledge of 100% of the capital stock of SharpSpring Technologies, Inc. and a 65% pledge of the Company’s foreign subsidiaries’ stock. The Credit Facility subjects the Company to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions. The Credit Facility also restricts our ability to pay cash dividends on our common stock. As of June 30, 2021, the credit facility carried an interest rate of 5.0%, there was $1.9 million outstanding under the Credit Facility, and no events of default have occurred. The interest expense relating to the Credit Facility for three months ended June 30, 2021, and 2020 was approximately $0.02 million and $0.03 million, respectively. The interest expense relating to the Credit Facility for six ended June 30, 2021, and 2020 was approximately $0.05 million and $0.03 million respectively

SBA Paycheck Protection Program Loan

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

The SBA Loans were eligible for forgiveness as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) approved by the U.S. Congress on March 27, 2020, if certain requirements were met. The Company applied for forgiveness with the SBA in December 2020, in which on March 11, 2021, the SBA forgave the principal balance and associated accumulated interest of one of the two SBA Loans in full. As a result, the Company recognized $0.17 million to other income in our consolidated statement of operations and comprehensive loss in the six months ending June 30, 2021. On June 11, 2021, the SBA forgave the principal balance and associated accumulated interest of the second SBA Loans in full. As a result, the Company recognized $3.27 million to other income in our consolidated statement of operations and comprehensive loss in the three and six months ending June 30, 2021. Interest expense related to the SBA Loans for the three months ended June 30, 2021, and 2020 was approximately $0.01 million and $0.01 million, respectively. Interest expense related to the SBA Loans for the six months ended June 30, 2021, and 2020 was approximately $0.02 million and $0.01 million , respectively.

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

Note 6: Income Taxes

SharpSpring income taxes are computed in accordance with ASC Topic 740, Income Taxes. The income tax expense we record in any interim period is based on our estimated effective tax rate for the year for each jurisdiction that we operate in. The calculation of our estimated effective tax rate requires an estimate of pre-tax income by tax jurisdiction, as well as total tax expense (benefit) for the fiscal year. Accordingly, this tax rate is subject to adjustment if, in subsequent interim periods, there are changes to our initial estimates of total tax expense (benefit)or pre-tax income (loss), by jurisdiction.

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

During the three months ended June 30, 2021, and 2020, the Company recorded income tax expense of approximately $4,000 and $57,000, respectively. During the six months ended June 30, 2021, and 2020, the Company recorded income tax expense of approximately $0.01 million and income tax benefit of $1.51 million, respectively. The blended effective tax rate for the six months ending June 30, 2021, and 2020 was -0.4% and 43.5%, respectively. The June 30, 2021, effective blended tax rate varies from our statutory U.S. tax rate due to the tax impact of the valuation allowances on losses and income generated in certain other jurisdictions at various tax rates. The June 30, 2020, effective blended tax rate varies from our statutory U.S. tax rate due to the tax impact of the CARES Act, valuation allowances on losses and income generated in certain other jurisdictions at various tax rates.

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

At June 30, 2021 and December 31, 2020, we have established a valuation allowance of $10.1 million and $8.9 million, respectively, against certain deferred tax assets given the uncertainty of recoverability of these amounts.

Note 7: Stock-Based Compensation

From time to time, the Company grants stock options and restricted stock unit awards to officers and employees of the Company. Additionally, the Company grants stock options and awards to directors as compensation for their service to the Company.

In November 2010, the Company adopted the 2010 Stock Incentive Plan (the “2010 Plan”) which was restated in its entirety in August 2018. As amended, up to 2,600,000 shares of common stock were available for issuance under the Plan. The Plan provided for the issuance of stock options and other stock-based awards. As of June 30, 2021, no shares remain available for future issuance under the 2010 Plan.

In April 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”), which was amended in July 2020 and June 2021. As amended no more than 1,275,000 shares of common stock, plus the number of shares of common stock underlying any award granted under the 2010 Plan that expires, terminates, is canceled, or is forfeited shall be available for grant under the 2019 Plan. The Plan provides for the issuance of stock options and other stock-based awards. During the terms of the Awards, the Company shall keep available at all times the number of shares of Common Stock required to satisfy such Awards.

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

Option awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

	Six Months Ended
	June 30,
	2021	2020

Volatility	58%	52%-56%
Risk Free Interest Rate	0.75% - 1.14%	0.37% - 1.66%
Expected term	6.25 years	6.25 years

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2021, and 2020, was $9.13 and $5.12, respectively.

For grants prior to January 1, 2015, the volatility assumption was based on historical volatility of similar sized companies due to lack of historical data of the Company’s stock price. For all grants subsequent to January 1, 2015, the volatility assumption reflects the Company’s historic stock volatility for the period of February 1, 2014, forward, which is the date the Company’s stock began actively trading. The risk-free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award. The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110.

Stock option awards are expensed on a straight-line basis over the requisite service period. During the three months ended June 30, 2021, and 2020, the Company recognized an expense of $0.35 million and $0.26 million, respectively, associated with stock option awards. During the six months ended June 30, 2021, and 2020, the Company recognized an expense of $0.60 million and $0.47 million, respectively, associated with stock option awards. At June 30, 2021, future stock compensation expense associated with stock options (net of estimated forfeitures) not yet recognized was $3.47 million and will be recognized over a weighted average remaining vesting period of 3.14 years. The following summarizes stock option activity for the six months ended June 30, 2021:

		Weighted	Weighted	Aggregate
	Number of	Average	Average Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2020	1,383,057	$7.60	7.1	$12,000,790

Granted	346,610	16.71
Exercised	(66,023)	7.59
Expired	(187)	8.76
Forfeited	(179,848)	10.03
Outstanding at June 30, 2021	1,483,609	$9.44	7.1	$11,266,117

Exercisable at June 30, 2021	864,140	$6.55	5.8	$8,935,098

The total intrinsic value of stock options exercised during the three months ended June 30, 2021, and 2020, were $0.35 million and $0.02 million, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2021, and 2020, were $0.55 million and $0.02 million, respectively.

Restricted Stock Units

Restricted Stock Units (“RSUs”) having a value equal to the fair market value of an identical number of shares of Common Stock, which may, but need not, provide that such restricted award may not be sold, assigned, transferred or otherwise disposed of, pledged or hypothecated as collateral for a loan or as security for the performance of any obligation or for any other purpose for a period determined by the Board of Directors. The Plans are administered by the Board of Directors, which has the authority to determine to whom RSUs may be granted, the period of exercise, and what other restrictions, if any, should apply. Vesting for awards granted to date under the Plans is generally over three years from the date of the grant, with 33% of the award vesting after one year and quarterly vesting thereafter. During the six months ended June 30, 2021, and 2020, the Company granted 125,000 and 35,875 Restricted Stock Units (RSUs), respectively.

RSUs are expensed using a graded vested schedule which are recorded on a straight-line basis over the requisite vesting period as if the award were, in substance, a single award. During the three months ended June 30, 2021, and 2020, the Company recognized expense of approximately $0.17 million and $0.07 million, respectively, associated with RSUs. During the six months ended June 30, 2021, and 2020, the Company recognized expense of approximately $0.26 million and $0.19 million, respectively, associated with RSUs. At June 30, 2021, future stock compensation expense associated with stock units (net of estimated forfeitures) not yet recognized was approximately $2.42 million and will be recognized over a weighted average remaining vesting period of 2.87 years. The following summarizes RSU activity for the six months ended June 30, 2021:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Units	Per Share
Unvested at December 31, 2020	61,120	$15.06

Granted	134,705	17.22
Vested	(7,115)	12.39
Unvested at June 30, 2021	188,710	$16.70

Restricted Stock Awards

Restricted stock awards (“RSAs”) are valued based on the closing price of our common stock on the date of grant, and compensation cost is recorded immediately if there is no vesting period. For awards granted that contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized on a straight-line basis over the requisite vesting period as if the award were, in substance, a single award. During the three months ended June 30, 2021, and 2020, the Company recognized expense of approximately $0.06 million and $0.05 million, respectively, associated with Stock Awards. During the six months ended June 30, 2021, and 2020, the Company recognized expense of approximately $0.11 million and $0.09 million, respectively, associated with Stock Awards. As of June 30, 2021, future stock compensation expense associated with these awards (net of estimated forfeitures) not yet recognized was approximately $0.04 million and will be recognized over a weighted average remaining vesting period of .75 year.

During the six months ended June 30, 2021, and 2020, the Company issued 3,620 and 23,839 shares, respectively. Of such shares issued during the six months ended June 30, 2021, and 2020, 3,620 and 7,504 shares were respectively issued to non-employee directors as compensation for their service on the board and immediately vested.

The following table summarizes RSA activity for the six month period ended June 30, 2021:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Unvested at December 31, 2020	11,578	$9.57

Granted	3,620	18.74
Vested	(9,410)	13.10
Unvested at June 30, 2021	5,788	$9.57

Additionally, during the first quarter 2021, the Company entered into an agreement with Marietta Davis to issue 8,479 shares of common stock in recognition of Ms. Davis’s previous service to the Company as a member of the Board of Directors. Ms. Davis served as a member of the Board of Directors of the Company from 2017 until her resignation as of August 17, 2020. The Company recorded an expense of approximately $0.17 million associated with this issuance. These shares were not issued from the 2019 Equity Incentive Plan.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(353,775)	$(970,384)	$(2,937,630)	$(1,958,461)

Basic and diluted weighted average common shares outstanding	12,852,131	11,529,324	12,833,148	11,525,258
Basic and diluted net loss per share	$(0.03)	$(0.08)	$(0.23)	$(0.17)

Additionally, since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. The Company’s outstanding stock options and unvested RSUs were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. The following table contains all potentially dilutive common stock equivalents:

	Three and Six Months Ended
	June 30,
	2021	2020
Stock options	1,483,609	1,690,728
Restricted stock units (RSUs)	188,710	78,706
Total	1,672,319	1,769,434

Note 9: Commitments and Contingencies

Legal Proceedings

From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company is currently party to various litigation, however we are unable to estimate the likelihood or potential loss at this time, as such we have not recorded any estimated losses in our Consolidated Statements of Operations and Comprehensive loss. Descriptions of any material litigations are provided below.

Subsequent to the announcement of the Merger Agreement between the Company, Constant Contact, and MergerSub, various lawsuits were filed in connection with the Merger.

On July 21, 2021, a complaint was filed against the Company and certain of its directors and a former director in the United States Southern District Court of New York, captioned Kaczmar v. SharpSpring, Inc. et al, Civil Action No. 1:21-CV-06227. The action generally alleges failure to adequately disclose material information in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14a-9 promulgated thereunder (“Rule 14a-9”), as well as an alleged breach of fiduciary duty. The plaintiff seeks, among other things, equitable relief to enjoin consummation of the Merger, rescission of the Merger and/or rescissory damages, a declaration that the defendants breached their fiduciary duty, and attorneys’ and experts’ fees. On August 3, 2021, the Company was served with a summons requiring an answer or reply motion within 21 days. The Company and the individual defendants all believe that the claims asserted against each of them are without merit and intend to vigorously defend against this lawsuit.

On July 30, 2021, a complaint was filed against the Company and its directors in the United States Southern District Court of New York, captioned Ahmed v. SharpSpring, Inc. et al, Civil Action No. 1:21-CV-06494. The action generally alleges failure to adequately disclose material information in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9. The plaintiff seeks, among other things, equitable relief to enjoin consummation of the Merger, rescission of the Merger and/or rescissory damages, and attorneys’ and experts’ fees and expenses. The Company and the individual defendants all believe that the claims asserted against each of them are without merit and intend to vigorously defend against this lawsuit.

On August 2, 2021, a complaint was filed against the Company and certain of its directors and a former director in the United States Eastern District Court of New York, captioned Lavery v. SharpSpring, Inc. et al, Civil Action No. 1:21-CV-04312. The action generally alleges failure to adequately disclose material information in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9. The plaintiff seeks, among other things, equitable relief to enjoin consummation of the Merger, rescission of the Merger and/or rescissory damages, a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9, and attorneys’ and experts’ fees and expenses. The Company and the individual defendants all believe that the claims asserted against each of them are without merit and intend to vigorously defend against this lawsuit.

On August 4, 2021, a complaint was filed against the Company and certain of its directors and a former director in the United States Southern District Court of New York, captioned Lessard v. SharpSpring, Inc. et al, Civil Action No. 1:21-CV-06602. The action generally alleges failure to adequately disclose material information in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9.  The plaintiff seeks, among other things, equitable relief to enjoin consummation of the Merger, rescission of the Merger and/or rescissory damages, a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9, and attorneys’ and experts’ fees and expenses. The Company and the individual defendants all believe that the claims asserted against each of them are without merit and intend to vigorously defend against this lawsuit.

On August 12, 2021, a complaint was filed against the Company and certain of its directors in the United States District Court of Delaware, captioned Reinhardt v. SharpSpring, Inc. et al, Civil Action No. 1:21-CV-01171-UNA. The action generally alleges failure to adequately disclose material information in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9.  The plaintiff seeks, among other things, equitable relief to enjoin consummation of the Merger, rescission of the Merger and/or rescissory damages, a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9, and attorneys’ and experts’ fees and expenses. The Company and the individual defendants all believe that the claims asserted against each of them are without merit and intend to vigorously defend against this lawsuit.

On August 12, 2021, a complaint was filed against the Company and certain of its directors in the United States Southern District Court of New York, captioned Wilhelm v. SharpSpring, Inc. et al, Civil Action No. 1:21-CV-06804-UA. The action generally alleges failure to adequately disclose material information in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9.  The plaintiff seeks, among other things, equitable relief to enjoin consummation of the Merger, rescission of the Merger and/or rescissory damages, a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9, and attorneys’ and experts’ fees and expenses. The Company and the individual defendants all believe that the claims asserted against each of them are without merit and intend to vigorously defend against this lawsuit.

On August 12, 2021, a complaint was filed against the Company and certain of its directors in the United States Eastern District Court of Pennsylvania, captioned Page v. SharpSpring, Inc. et al, Civil Action No. 1:21-CV-03606-GAM. The action generally alleges failure to adequately disclose material information in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9.  The plaintiff seeks, among other things, equitable relief to enjoin consummation of the Merger, rescission of the Merger and/or rescissory damages, a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9, and attorneys’ and experts’ fees and expenses. The Company and the individual defendants all believe that the claims asserted against each of them are without merit and intend to vigorously defend against this lawsuit.

On August 13, 2021, a complaint was filed against the Company and certain of its directors in the United States Southern District Court of New York, captioned Handiazv. SharpSpring, Inc. et al, Civil Action No. 1:21-CV-06816. The action generally alleges failure to adequately disclose material information in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9.  The plaintiff seeks, among other things, equitable relief to enjoin consummation of the Merger, rescission of the Merger and/or rescissory damages, a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9, and attorneys’ and experts’ fees and expenses. The Company and the individual defendants all believe that the claims asserted against each of them are without merit and intend to vigorously defend against this lawsuit.

Commitments

The Company rents our facilities with leases ranging from month-to-month to several years in duration. Most of our service contracts are on a month-to-month basis, however, some contracts and agreements extend out to longer periods. Future minimum lease payments, and payments due under non-cancelable service contracts are as follows as of June 30, 2021:

	Operating Leases	Non-Cancellable Contracts
Remainder of 2021	$660,799	$210,000
2022	1,329,525	472,500
2023	1,369,159	542,500
2024	1,377,086	-
2025	1,416,720	-
Thereafter	4,109,161	-
Total undiscounted cash flows	$10,262,450	$1,225,000
Less imputed interest remaining	(2,155,833)
Present value of lease liability	$8,106,617

Sales and Franchise Taxes

State, local and foreign jurisdictions have differing rules and regulations governing sales, franchise, use, value added and other taxes. These rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to SaaS products in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus vary significantly and are complex. As such, we could face possible tax assessments and audits. A successful assertion, by any of these taxing authorities, that we should be collecting additional sales, use, value added or other taxes in jurisdictions where we have not historically done so and do not accrue for such taxes could result in tax liabilities and related penalties for past sales, discourage customers from purchasing our products or otherwise harm our business and operating results. We continue to evaluate the impact of various tax types which may require future sales, franchise, or other tax payments. The Company evaluated the potential contingent liability with respect to sales tax nexus in accordance with ASC 450 “Contingencies” and determined the liability is both reasonably estimate and probable. Accordingly, the Company recorded a contingent liability for sales tax of $0.36 million and $0.28 million as of June 30, 2021, and December 31, 2020, respectively. The Company estimates that the total range of exposure related to sales tax contingent liability is approximately $0.20 million to $0.63 million.

Defined Contribution Retirement Plan

We offer our U.S. employees the ability to participate in a 401(k) plan. Eligible U.S. employees may contribute up to 100% of their eligible compensation, subject to limitations established by the Internal Revenue Code. Historically, the Company contributed a matching contribution equal to 100% of each participant’s contribution up to the first 3% of their annual eligible compensation. The Company temporarily paused matching contributions from May 1, 2020, through March 21, 2021. The Company incurred expense associated with the matching contribution of approximately $0.08 million and $0.03 million for the three months ended June 30, 2021, and 2020, respectively. The Company incurred expense associated with the matching contribution of approximately $0.09 million and $0.12 million for the six months ended June 30, 2021, and 2020, respectively.

Employment Agreements

The Company has employment agreements with several members of its leadership team and executive officers.

Merger Related Expenses

On June 21, 2021, the Company entered into an Agreement and Plan of Merger, (“Merger Agreement”), with Constant Contact, Inc., a Delaware corporation, (“Constant Contact”), and Groove Merger Sub, Inc (“MergerSub”), a Delaware corporation and a direct wholly-owned subsidiary of Constant Contact (“the Merger”). Pursuant to the terms of the Merger Agreement, MergerSub will merge with and into SharpSpring and SharpSpring will continue as the surviving corporation and become a wholly-owned subsidiary of Constant Contact. The Merger, subject to final shareholder approval and other closing conditions, will be proposed at a Special Stockholders Meeting to be held on August 25, 2021. Additional details regarding the proposed merger can be found within the Definitive Proxy Statement filed with the SEC on July 30, 2021. SharpSpring does not have any additional contracts with Constant Contact, except those related to Merger Agreement..

In connection with the Merger Agreement, SharpSpring expects to incur certain transaction-related expenses. These costs related to the transaction are expected to total between $9.50 million and $10.0 million, of which approximately $0.27 million has been incurred and expensed in the three and six months end June 30, 2021. Between $9.23 million and $9.73 million of total costs related to the proposed merger may not be payable unless and until the Merger is consummated. In addition, in some circumstances, upon termination of the Merger Agreement, the Company will be required to pay a termination fee of $7.00 million.

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

Agreement and Plan of Merger

On June 21, 2021, the Company entered into an Agreement and Plan of Merger, (“Merger Agreement”), with Constant Contact, Inc., a Delaware corporation, (“Constant Contact”), and Groove Merger Sub, Inc (“MergerSub”), a Delaware corporation and a direct wholly-owned subsidiary of Constant Contact (“the Merger”). Pursuant to the terms of the Merger Agreement, MergerSub will merge with and into SharpSpring and SharpSpring will continue as the surviving corporation and become a wholly-owned subsidiary of Constant Contact. The Merger, subject to final shareholder approval and other closing conditions, will be proposed at a Special Stockholders Meeting to be held on August 25, 2021. Additional details regarding the proposed Merger can be found within the Definitive Proxy Statement filed with the SEC on July 30, 2021. We cannot assure you that the Merger will be completed on the terms or timeline anticipated or at all. SharpSpring does not have any additional contracts with Constant Contact, except those related to Merger Agreement.

Effects of COVID-19

The COVID-19 pandemic has affected our businesses, as well as those of our customers, suppliers, and third-party sellers. We have not experienced any drop off in the services provided by our various vendors. To serve our customers while also providing for the safety of our employees and service providers, we have adapted various steps to protect our employees and customers. We have enacted a voluntary work-from-home policy to allow our employees to maintain social distancing while still maintaining our level of productivity and effectiveness prior to the work-from-home policy. At the onset of the pandemic, we made certain temporary strategic business decisions to help navigate these uncertain times such as salary reduction, reduction and reallocation of marketing budget, and pausing our employee 401(k) matching program. SharpSpring has successfully reverted these temporary measures after establishing a more stable view of the impact of the COVID-19 pandemic.

Also described in Note 5, SBA Paycheck Protection Loans, the Company received $3.40 million from the Small Business Association (“SBA”) loan program in April 2020, which as of June 30, 2021, the entire $3.40 million has been forgiven. We also received an approximately $1.60 million tax refund in June 2020 as a result of historical net operating losses as described in Note 6, Income Taxes. The SBA loan program and tax refund are both results of the CARES Act enacted by Congress in March 2020. This cash infusion continues to allow for increased flexibility in these uncertain times. In addition, the Company received approximately $13.94 million from a stock offering, net of issuance costs, in December 2020.

While, the COVID-19 pandemic has made significant impact on the entire global economy, the SharpSpring sales and marketing platforms continue to generate demand in these uncertain times and as a SaaS product we can continue to provide our product to our customers while still practicing social distancing which is more difficult in other industries. During the three months ended June 30, 2021, we activated 159 new customers compared to 260 in the same period in 2020. The second quarter of 2021 was challenging on our sales and marketing funnel as the direct and indirect impacts of COVID-19 and the recently identified variants of COVID-19 remained along with challenges in new customer acquisition within the business not related to the pandemic. The resulting sales levels will have a continuing impact on the Company’s growth rate throughout 2021 and beyond due to the Company’s recurring revenue model. Additionally, customer acquisition costs had increased significantly since the onset of the pandemic and that the remote work environment had added upward pressure on salaries as the Company sought to continue to hire qualified candidates to fill open positions in a highly competitive market for a limited number of candidates. Despite a lower-than-average new logo sales quarter, we believe our tools offer our customers a chance to thrive in these uncertain times where others are diminishing. For customers that use the various features our platform provides, we are deeply embedded in their sales and marketing processes. Our SharpSpring Ads business has faced downward pressures beyond that of our Marketing Automation platform as the retargeting industry continues to experience difficulties as customers spend less on advertisements during this unprecedented time. We continue to invest in our product as we still expect long term growth from this business and believe the current economic climate for advertisement retargeting is temporary only due to COVID-19 and the recently identified variants of COVID-19. During the first quarter of 2021, we have returned our marketing spend levels to a pre-pandemic level in an effort to spur growth of new customers back to levels we were able to achieve prior to the pandemic.

COVID-19 and the recently identified variants of COVID-19 have created a more global and therefore more competitive employment pool for companies across the United States as well as the rest of the world. As such, we are no longer exclusively competing for talented employees with other local companies, but rather competing with companies across the globe as remote work has become more widely adopted. We have taken steps to review our total compensation package including flexibility of working remotely, to ensure we can remain competitive in the current environment. We believe the steps we have taken will allow us to remain competitive for top talent needed to grow our company.

Despite COVID-19 and the recently identified variants of COVID-19, the Company was able to continue to grow revenue in the three months ended June 30, 2021, compared to both the three months ended March 31, 2021, and June 30, 2020. We believe we have limited the impact of the pandemic on our existing customer base as evidenced by our lower than our average attrition rate, however, we are still experiencing difficulties attracting new customers with the economic uncertainties of the pandemic still looming. It is possible that we could be further impacted from COVID-19 and the recently identified variants of COVID-19 in subsequent quarters in ways that we presently do not anticipate; however, at this time, our business continues to grow. In addition, we have been able to maintain the size of our workforce throughout the entirety of the pandemic. The full extent of the impact to the Company due to the impact of the COVID-19 pandemic for the next year and beyond cannot currently be completely determined, but the Company has taken measures to best position our self to continue to be successful in these uncertain times. The extent to which the COVID-19 pandemic will impact the Company will depend on future developments, which are still uncertain and cannot be reasonably predicted, including the duration of the outbreak, the increase or reduction in governmental restrictions to businesses and individuals, the potential for a resurgence of the virus and other factors. The longer the COVID-19 pandemic continues, the greater the potential negative financial effect on the Company. We continue to evaluate the impact of global economic and health conditions to ensure our responses to these uncertain times are both timely and appropriate.

Results of Operations

Three Months Ended June 30, 2021, Compared to the Three Months Ended June 30, 2020:

				Percent
	Three Months Ended		Change	Change
	June 30,		from	from
	2021	2020	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$8,106,243	$7,270,905	$835,338	11%
Cost of Sales	1,984,662	1,873,029	111,633	6%
Gross Profit	$6,121,581	$5,397,876	$723,705	13%

Revenues increased $0.84 million to $8.11 million in the three months ended June 30, 2021, as compared to $7.27 million for the three months ended June 30, 2020, primarily from the combined impact of our two most recent rolling annual price increases throughout the year put in place during the first quarter of 2021 and 2020 and continued improvement of our attrition from our existing customer base. Revenues for our flagship marketing automation platform increased to approximately $7.50 million in the three months ended June 30, 2021, up from $6.57 million in the three months ended June 30, 2020. Revenue from the SharpSpring Ads platform decreased $0.09 million to $0.58 million for the three months ended June 30, 2021, compared to $0.67 million for the three months ended June 30, 2020.

Cost of sales increased $0.11 million to $1.98 million for the three months ended June 30, 2021, compared to $1.87 million for the three months ended June 30, 2020. The increase in cost of sales was driven primarily by an increase in employee related costs of approximately $0.09 million associated with supporting our technology platform to more customers. Costs associated with our SharpSpring Ads platform for the three months ended June 30, 2021, increased approximately $0.01 million compared to the same period last year. In addition, the total cost of sales related to the SharpSpring Marketing Automation product increased approximately $0.10 million in the second quarter of 2021 compared to the second quarter of 2020. The total costs increased approximately $0.03 million during the three months ended June 30, 2021, for hosting costs to support new revenues from both our various products. Gross margin as a percentage of revenue increased from 74.2% in the second quarter of 2020 to 75.5% in the second quarter of 2021. This improvement in gross margin is the result of overall efficiencies within our cost of sales.

				Percent
	Three Months Ended		Change	Change
	June 30,		from	from
	2021	2020	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$3,915,096	$2,395,100	$1,519,996	63%
Research and development	2,111,540	1,484,890	626,650	42%
General and administrative	3,522,971	2,244,560	1,278,411	57%
Intangible asset amortization	171,549	183,746	(12,197)	-7%
	$9,721,156	$6,308,296	$3,412,860	54%

Sales and marketing expenses increased $1.52 million to $3.92 million for the three months ended June 30, 2021, as compared to $2.40 million for the three months ended June 30, 2020. The increase was primarily due to an increase of $1.40 million in marketing program spend to drive growth of new sales. Additionally, employee-related costs, including equity compensation, increased $0.11 million to support increased marketing program spend during the second quarter of 2021 compared to the same period of 2020 as well as the return to full salaries in the fourth quarter of 2020 that were reduced in response to COVID-19 starting in April 2020. These increases were partially offset by a decrease of $0.05 million in recruiting expense related to additional sales and marketing hires made in the second quarter of 2020.

Research and development expenses increased $0.63 million to $2.11 million for the three months ended June 30, 2021, as compared to $1.48 million for the three months ended June 30, 2020. The increase in research and development expense is primarily due to an increase of $0.68 million in employee-related costs, including equity compensation, tied to increased headcount and a more competitive salary environment for remote workers as more companies transitioned to remote workers as a result of COVID-19. Outsourced development costs for the three months ended June 30, 2021, decreased approximately $0.13 million as compared to the three months ended June 30, 2020, as we concentrated on internal development work as opposed to outsourced development. Capitalized development costs for the three months ended June 30, 2021, and June 30, 2020, were $0.14 million and $0.15 million, respectively. The decreased capitalization resulted in a net increase research and development expense of approximately $0.01 million for the three months ended June 30, 2021, compared to the same period last year.

General and administrative expenses increased $1.28 million to $3.52 million for the three months ended June 30, 2021, as compared to $2.24 million for the three months ended June 30, 2020. During the three months ended June 30, 2021, the Company incurred costs of approximately $0.27 million relating to the proposed Merger. Employee related costs increased approximately $0.41 million during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, of which $0.13 million is related to increase equity costs. Additionally, employee related costs increased during the three months ended June 30, 2020, due to the return to full salaries in the fourth quarter of 2020 that were reduced in response to COVID-19 starting in April 2020. Facilities and rent expense for the three months ended June 30, 2021, increased approximately $0.10 million compared to the three months ended June 30, 2020, which was mostly attributable to the additional office space added during the mid-second quarter of 2020 at our Gainesville headquarters. Other non-headcount and non-facilities costs, including insurance premiums and public company registration fees increased $0.16 million. Expenses from outside professional services not related to the proposed Merger increased by approximately $0.02 million. Depreciation expense increased by approximately $0.19 million related to increased property and equipment expenditures throughout 2020 to furnish the additional office space as well as increased capitalized software costs.

Amortization of intangible decreased $0.01 million for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020.

				Percent
	Three Months Ended		Change	Change
	June 30,		from	from
	2021	2020	Prior Year	Prior Year
Other
Other income (expense), net	$(21,354)	$(2,777)	$(18,577)	669%
Gain on extinguishment of debt	$3,271,101	$-	$3,271,101	n/a
Provision (benefit) for income taxes	$3,947	$57,187	$(53,240)	-93%

Other expense is generally related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency, as well as interest expense related to our Credit Facility. For the three months ended June 30, 2021, we also recorded a gain on extinguishment of debt of approximately $3.27 million related to forgiveness of one of our SBA loans in June of 2021. Interest expense relating to our Credit Facility and SBA Loans (Note 5) for the three months ended June 30, 2021, and 2020 were approximately $0.03 million and $0.04 million, respectively. For the three months ended June 30, 2020, the Company received and recognized interest income in the amount of approximately $0.05 million related to the tax refund received in June 2020.

During the three months ended June 30, 2021, and June 30, 2020, our income tax expense was related to income derived in foreign jurisdictions at the applicable statutory tax rates. For years 2021 and 2020, we have recorded a full valuation allowance against all of our U.S. net operating loss deferred tax assets, as a result there is no tax benefit recorded on the Consolidated Statement of Operations and Comprehensive Loss for those losses.

Six Months Ended June 30, 2021, compared to the Six Months Ended June 30, 2020:

				Percent
	Six Months Ended		Change	Change
	June 30,		from	from
	2021	2020	Prior Year	Prior Year
Revenues and Cost of Sales:
Revenues	$16,095,473	$14,323,634	$1,771,839	12%
Cost of Sales	3,874,675	4,240,671	(365,996)	-9%
Gross Profit	$12,220,798	$10,082,963	$2,137,835	21%

Revenues increased $1.77 million to $16.10 million in the six months ended June 30, 2021, as compared to $14.32 million in the six months ended June 30, 2020, primarily from the combined impact of our two most recent rolling annual price increases throughout the year put in place during the first quarter of 2021 and 2020 and continued improvement of our attrition from our existing customer base. Revenues for our flagship marketing automation platform increased approximately $1.95 million to a record $14.88 million in the six months ended June 30, 2021, up from $12.93 million in the six months ended June 30, 2020. Revenue from the SharpSpring Ads platform decreased $0.13 million to $1.16 million for the six months ended June 30, 2021, compared to $1.29 million for the six months ended June 30, 2020.

Cost of sales decreased $0.37 million to $3.87 million for the six months ended June 30, 2021 compared to $4.24 million for the six months ended June 30, 2020. The decrease in cost of sales was driven primarily by an approximate $0.08 million decrease in employee related costs associated with more efficiently providing and supporting our technology platform. Costs associated with our SharpSpring Ads platform for the six months ended June 30, 2021, decreased approximately $0.21 million compared to the same period last year due to significant initial cost of supporting SharpSpring Ads in the first full six month of operations after the acquisition of the platform in November 2019. In addition, total cost of sales related to the SharpSpring Marketing Automation product decreased approximately $0.16 million for the six months ended June 30, 2021, compared to the same period in 2020. Hosting costs increased $0.05 million during the six months ended June 30, 2021, to support new revenues. Gross margin as a percentage of revenue increased from 70.4% in the first six months of 2020 to 75.9% in the first six of 2021. This improvement in gross margin is the result of overall efficiencies within our cost of sales.

				Percent
	Six Months Ended		Change	Change
	June 30,		from	from
	2021	2020	Prior Year	Prior Year
Operating expenses:
Sales and marketing	$7,706,478	$5,429,222	$2,277,256	42%
Research and development	4,227,280	3,063,029	1,164,251	38%
General and administrative	6,294,610	4,658,401	1,636,209	35%
Intangible asset amortization	343,098	336,547	6,551	2%
	$18,571,466	$13,487,199	$5,084,267	38%

Sales and marketing expenses increased $2.28 million to $7.71 million for the six months ended June 30, 2021, as compared to $5.43 million for the six months ended June 30, 2020. The increase was primarily due to an increase of $2.04 million in marketing program spend to drive growth of new sales, in the six months ended June 30, 2021, as the Company returned marketing program spend to pre-COVID levels. Additionally, employee-related costs, including equity compensation, increased $0.28 million to support increased marketing program spend in the second six months of 2021 compared to the same period of 2020. These increases were partially offset by a decrease of $0.12 million in recruiting expense related to additional sales and marketing hires made in the second six months of 2020.

Research and development expenses increased $1.16 million to approximately $4.23 million for the six months ended June 30, 2021, as compared to $3.06 million for the six months ended June 30, 2020. The increase in research and development expense is primarily due to an increase of $1.22 million in employee-related costs, including equity compensation, tied to increased headcount and a more competitive salary environment for remote workers as more companies transitioned to remote workers as a result of COVID-19. Outsourced development costs for the six months ended June 30, 2021, decreased approximately $0.31 million as compared to the six months ended June 30, 2020, as we concentrated on internal development work as opposed to outsourced development. Capitalized development costs for the six months ended June 30, 2021, and June 30, 2020, were $0.20 million and $0.42 million, respectively. The decrease capitalization resulted in a net increase research and development expense of approximately $0.22 million for the six months ended June 30, 2021, compared to the same period last year.

General and administrative expenses increased $1.63 million to $6.29 million for the six months ended June 30, 2021, as compared to $4.66 million for the six months ended June 30, 2020. During the six months ended June 30, 2021, the Company incurred costs of approximately $0.27 million relating to the proposed Merger. Employee related costs increased approximately $0.54 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to the return to full salaries in the fourth quarter of 2020 that were reduced in response to COVID-19 starting in April 2020. Facilities and rent expense for the six months ended June 30, 2021, increased approximately $0.19 million compared to the six months ended June 30, 2020, and was mostly related to the addition of office space at our Gainesville headquarters during the mid-second quarter of 2020. Other non-headcount and non-facilities costs, including insurance premiums and public company registration fees increased $0.24 million. Expenses from outside professional services not related to the proposed Merger decreased by approximately $0.08 million. Depreciation expense increased by approximately $0.26 million related to increased property and equipment expenditures throughout 2020 for furniture and leasehold improvements related to the additional office space acquired in the second quarter of 2020, as well as increased capitalized software costs.

Amortization of intangible increased $0.01 million for the six months ended June 30, 2021, as compared to the three months ended June 30, 2020.

				Percent
	Six Months Ended		Change	Change
	June 30,		from	from
	2021	2020	Prior Year	Prior Year
Other
Other income (expense), net	$(14,519)	$(59,556)	$45,037	-76%
Gain on extinguishment of debt	$3,438,077	$-	$3,438,077	n/a
Provision (benefit) for income taxes	$10,520	$(1,505,331)	$1,515,851	-101%

Other expense is generally related to foreign exchange gains and losses derived from owing amounts or having amounts owed in currencies other than the entity’s functional currency, as well as interest expense related to our Credit Facility. For the six months ended June 30, 2021, we also recorded a gain on extinguishment of debt of approximately $3.44 million related to forgiveness of one of our SBA loans in June of 2021. Interest expense relating to our Credit Facility and SBA Loans (Note 5) for the six months ended June 30, 2021, and 2020 was approximately $0.06 million and $0.04 million, respectively. For the six months ended June 30, 2020, the Company received and recognized interest income in the amount of approximately $0.05 million related to the tax refund received in June 2020.

During the six months ended June 30, 2021, our income tax expense was related to income derived in foreign jurisdictions at the applicable statutory tax rates. During the six months ended June 30, 2020, our income tax benefit was related to carryback of net operating loss for our consolidated U.S. entities for the years prior to 2019 as result of changes to the tax law from the CARES Act. For years 2021 and 2020, we have recorded a full valuation allowance against all of our U.S. net operating loss deferred tax assets, so there is no tax benefit recorded on the Consolidated Statement of Operations and Comprehensive Loss for those losses.

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

Analysis of Cash Flow

Net cash used in operating activities increased by $2.31 million to $3.31 million used in operations for the six months ended June 30, 2021, compared to approximately $0.99 million for the six months ended June 30, 2020. The increase in cash used in operating activities was attributable primarily to the increase in operating loss of $2.95 million to $6.35 million for the six months ended June 30, 2021 up from $3.40 million net loss for the six months ended June 30, 2020.

Net cash used in investing activities improved by approximately $0.40 million to $0.37 million for the six months ended June 30, 2021, compared to $0.78 million for the six months ended June 30, 2020. The decrease in cash used for investing activities was primarily related to the reduced investment in property and equipment and decreased in investment in capitalized software development during the six months ended June 30, 2021, compared to the six months ended June 30, 2020.

Net cash provided by financing activities decreased by $4.83 million to $0.47 million for the six months ended June 30, 2021, compared to $5.29 million for the six months ended June 30, 2020. The decrease in cash provided by financing activities was primarily related the proceeds received from the Company’s $3.40 million SBA Loan and $1.90 million from our Credit Facility during the six months ended June 30, 2020 (Note 5). This decrease in cash flow was slightly offset by the increase of $0.48 million from proceeds from the exercise of employee stock options received during the six months ended June 30, 2021, compared to $0.02 million received during the six months ended June 30, 2020.

SharpSpring had net working capital of approximately $21.42 million and $22.81 million as of June 30, 2021, and December 31, 2020, respectively. Our cash balance was on June 30, 2021, and December 31, 2020, was $25.16 million and $28.27 million respectively. The cash balances reflect $1.9 million received from our Credit Facility in March 2020, $3.4 million received from the SBA Loans in April 2020, and approximately $13.9 million received from secondary offering, net of issuance costs, in December 2020.

Contractual Obligations

As of June 30, 2021, there were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2021, other than those appearing in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Significant Accounting Policies

As of June 30, 2021, there were no significant changes in the application of our significant accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. We have consistently applied these policies in all material respects. We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2021. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2021 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time our Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on our business, operating results, financial condition or cash flows. In addition, as described in “Note 9 – Commitments and Contingencies” to our consolidated financial statements, we are party to four lawsuits relating to the Merger. Given the inherent unpredictability of these types of proceedings, however, it is possible that an adverse outcome in one or more of these proceedings could have a material adverse effect on our financial results.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, except as set forth below.

Risks Related to the Merger

The proposed Merger may be delayed or not occur at all for a variety of reasons, including the possibility that the Merger Agreement is terminated prior to the completion of the Merger.

On June 21, 2021, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”), with Constant Contact, Inc., a Delaware corporation, (“Constant Contact”), and Groove Merger Sub, Inc (“MergerSub”), a Delaware corporation and a direct wholly-owned subsidiary of Constant Contact (the “Merger”). Completion of the Merger is subject to customary closing conditions, including (i) approval of the Merger Agreement by our stockholders, (ii) the absence of governmental injunctions or other legal restraints prohibiting the Merger and (iii) the absence of a “Material Adverse Effect,” as defined in the Merger Agreement. In addition, the obligation of each party to consummate the Merger is conditioned upon, among other things, the accuracy of the representations and warranties of the other party (subject to certain materiality exceptions), and material compliance by the other party with its covenants under the Merger Agreement. Therefore, the Merger may not be completed or may not be completed as quickly as expected.

Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including:

•	the market price of our common stock may decline to the extent that the current market price reflects an assumption that the Merger will be consummated;
•	if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we would be required to pay Constant Contact a termination fee of $7,046,778;
•	we have incurred, and will continue to incur, significant expenses for professional services in connection with the Merger for which we will have received little or no benefit if the Merger is not consummated; and
•	a failed Merger may result in negative publicity and/or give a negative impression of us in the investment community or business community generally.

The Merger could divert management’s attention, disrupt our relationships with third parties and employees and result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.

We have expended, and continue to expend, significant management time and resources in an effort to complete the Merger, which may have a negative impact on our ongoing business. Uncertainty regarding the outcome of the Merger and our future could disrupt our business relationships with our existing and potential customers, suppliers, vendors and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. Uncertainty regarding the outcome of the Merger could also adversely affect our ability to recruit and retain key personnel and other employees. The pendency of the Merger may also result in negative publicity and a negative impression of us in the financial markets. The Merger has resulted in litigation against us and our directors and officers. Such litigation could be distracting to management and may require us to incur significant costs. In addition, litigation could result in the Merger being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Merger from becoming effective or becoming effective on the expected timeframe. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, financial condition and results of operations.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to certain restrictions on our business activities and must generally operate our business in the ordinary course, subject to certain exceptions. These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the consummation of the Merger. Although we may be able to pursue such activities with the Constant Contact’s consent, Constant Contact may not be willing to provide its consent for us to do so.

If the Merger occurs, our shareholders will not be able to participate in any upside to our business.

If the Merger is consummated, each outstanding share of common stock of the Company (other than shares held in the treasury of the Company, owned by Constant Contact or the MergerSub, or any dissenting shares), will cease to be outstanding and will be converted into the right to receive an amount in cash equal to $17.10, without interest, subject to deduction for any required withholding tax or other amounts required to be withheld therefrom. As a result, if our business following the Merger performs well, our current shareholders will not receive any additional consideration and will therefore not receive any benefit from any such future performance of our business.

Litigation could delay and/or prevent the Merger from becoming effective or from becoming effective within the expected timeframe.

We are subject to litigation challenging the Merger. If plaintiffs move for and are successful in obtaining an injunction prohibiting the consummation of the Merger, then such injunction may prevent the Merger from becoming effective or from becoming effective within the expected timeframe, either of which could substantially harm our business.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of us.

The Merger Agreement contains certain customary restrictions of the Company’s ability to solicit, initiate, or knowingly encourage or induce third-party proposals (or knowingly cooperate in connection with such third party proposals) for the acquisition of our stock or assets until the consummation of the Merger or the earlier termination of the Merger Agreement. In addition, subject to certain customary "fiduciary out" exceptions, our Board of Directors is required to recommend that our stockholders vote in favor of the approval of the Merger, the Merger Agreement, and the transactions contemplated thereby. In addition, in some circumstances, upon termination of the Merger Agreement, the Company will be required to pay a termination fee of $7,046,778.

These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of the Company from considering or proposing that acquisition, even if the acquirer was prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Merger, or might otherwise result in a potential third-party acquirer proposing to pay a lower price to our stockholders than they might otherwise have proposed to pay due to the added expense of the termination fee that may become payable in certain circumstances.

If the Merger Agreement is terminated and the Company decides to seek another business combination, we may not be able to negotiate or consummate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, by and among Constant Contact, Inc., Groove Merger Sub, Inc., and SharpSpring, Inc., dated as of June 21, 2021.
10.1	Employee Agreement – Suaad Sait
10.2	SharpSpring, Inc. 2019 Equity Incentive Plan
10.3	Amendment No. 2 to SharpSpring, Inc. 2019 Equity Incentive Plan
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Form of Voting and Support Agreement, dated as of June 21, 2021, by and among Constant Contact, Inc. and certain stockholders of the Company.
99.2	SharpSpring Employee FAQ
101	XBRL*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SharpSpring, Inc.

By:	/s/Richard A. Carlson
Richard A. Carlson
Chief Executive Officer (Principal Executive Officer) Date: August 16, 2021

SharpSpring, Inc.

By:	/s/ Aaron Jackson
Aaron Jackson Chief Financial Officer
(Principal Financial Officer) Date: August 16, 2021

